Form 10-K405
period 1998-12-31
PULITZER INC
filed 1999-03-26
CIK 1068848

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                           -------------------------
                                   FORM 10-K
                           -------------------------

   (MARK ONE)

      [X]            ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                               SECURITIES EXCHANGE ACT OF 1934
                        FOR THE FISCAL YEAR ENDED DECEMBER 31, 1998 OR
      [ ]          TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                               SECURITIES EXCHANGE ACT OF 1934
                       FOR THE TRANSITION PERIOD FROM         TO
                                                     ---------  ----------
                         COMMISSION FILE NUMBER 1-14541


                           -------------------------
                                 PULITZER INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)
                           -------------------------


                   DELAWARE                            43-1819711
       (State or other jurisdiction of              (I.R.S. Employer
        incorporation or organization)           Identification Number)


                          900 NORTH TUCKER BOULEVARD,
                           ST. LOUIS, MISSOURI 63101
                    (Address of principal executive offices)
                                 (314) 340-8000
              (Registrant's telephone number, including area code)

                           -------------------------

   Securities registered pursuant to Section 12(b) of the Act: Common Stock, par value $.01 per share -- New York Stock Exchange
        Securities registered pursuant to Section 12(g) of the Act: None
                           -------------------------
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.
                              Yes           No   X
                                  ---           ---
     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]
     The aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $349,129,521 as of the close of business on March 22, 1999.
     The number of shares of Common Stock, par value $.01 per share, outstanding as of March 22, 1999 was 8,292,447.

                      DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the registrant's definitive Proxy Statement to be used in connection with its Annual Meeting of Stockholders to be held on May 12, 1999 are incorporated by reference into Part III of this Annual Report.
The registrant's fiscal year ends on the last Sunday of December in each year. For ease of presentation, the registrant has used December 31 as the fiscal year-end in this Annual Report. Except as otherwise stated, the information in this Annual Report on Form 10-K is as of December 31, 1998.

================================================================================

                                     PART I

ITEM 1. BUSINESS

INTRODUCTION

     Pulitzer Inc. (the "Company") was capitalized on March 18, 1999 with approximately $550 million in cash and all the other assets of Pulitzer Publishing Company ("Pulitzer") (other than broadcasting assets) as a result of the Spin-off (as defined below) and is operating the newspaper publishing and related "new media" businesses formerly operated by Pulitzer. The Company was organized as a corporation in 1998 and, prior to the Spin-off, was a wholly-owned subsidiary of Pulitzer. Prior to the Transactions (as defined below), Pulitzer was engaged in newspaper publishing and television and radio broadcasting.

     Pursuant to an Amended and Restated Agreement and Plan of Merger, dated as of May 25, 1998 (the "Merger Agreement"), by and among Pulitzer, the Company and Hearst-Argyle Television, Inc. ("Hearst-Argyle"), on March 18, 1999 Hearst-Argyle acquired, through the merger (the "Merger") of Pulitzer with and into Hearst-Argyle, Pulitzer's television and radio broadcasting operations (collectively, the "Broadcasting Business") in exchange for the issuance to Pulitzer's stockholders of 37,096,774 shares of Hearst-Argyle's Series A common stock. Pulitzer's Broadcasting Business consisted of nine network-affiliated television stations and five radio stations owned and operated by Pulitzer Broadcasting Company and its wholly-owned subsidiaries. Prior to the Merger, Pulitzer's newspaper publishing and related new media businesses were contributed to the Company in a tax-free "spin-off" to Pulitzer stockholders (the "Spin-off"). The Merger and Spin-off are collectively referred to as the "Transactions."

     In connection with the Transactions, Pulitzer Inc. amended and restated its Certificate of Incorporation to: (i) recapitalize its capital structure to provide for common stock, par value $0.01 per share (the "Common Stock"), Class B common stock, par value $0.01 per share (the "Class B Common Stock"), and preferred stock, par value $0.01 per share (the "Preferred Stock" and together with the Common Stock and Class B Common Stock, the "Pulitzer Inc. Stock"); and
(ii) provide for substantially the same stockholder voting rights and other terms and provisions as formerly provided for in Pulitzer's Restated Certificate of Incorporation, as amended. Prior to the Spin-off, the Company issued to
Pulitzer: (i) that number of shares of Common Stock equal to the number of shares of Pulitzer common stock then outstanding; and (ii) that number of shares of Class B Common Stock equal to the number of shares of Pulitzer Class B common stock then outstanding. Pulitzer then distributed these shares of the Company's Common Stock and Class B Common Stock to its stockholders in the Spin-off.

     Pulitzer's historical basis in its newspaper publishing and related new media assets and liabilities have been carried over to the Company. The Transactions represent a reverse-spin transaction and, accordingly, the Company's results of operations for periods prior to the consummation of the Transactions will be identical to the historical results previously reported by Pulitzer. The results of the Broadcasting Business owned by Pulitzer prior to the Merger are reported as discontinued operations in the financial statements included in Item 8 of this Annual Report on Form 10-K.

     On March 18, 1999, the Board of Directors of the Company announced that it had declared an initial quarterly dividend of $0.15 per share on the Common Stock and the Class B Common Stock payable on May 3, 1999 to stockholders of record on April 9, 1999. This initial quarterly dividend equals the most recent quarterly dividend of Pulitzer. Future dividends will depend upon, among other things, the Company's earnings, financial condition, cash flows, capital requirements and other relevant considerations, including the limitations under any credit agreement or other agreement to which the Company may become a party in the future.

GENERAL

     The Company is engaged in newspaper publishing and related "new media" businesses. Its newspaper operations consist of two major metropolitan dailies: the St. Louis Post-Dispatch (the "Post-Dispatch"), the only major daily newspaper serving the St. Louis metropolitan area; and The Arizona Daily Star (the "Star"), serving the Tucson metropolitan area. Each of these publications also operates electronic news, information and communication web sites on the Internet. In addition, the Company's Pulitzer Community Newspaper group (the "PCN Group") includes 12 dailies which serve smaller markets, primarily in the West and Midwest, as well as a number of weekly and bi-weekly publications.

     The Company is the successor to the company founded by the first Joseph Pulitzer in 1878 to publish the original St. Louis Post-Dispatch. The Company and its predecessor have operated continuously since 1878 under the direction of the Pulitzer family. Michael E. Pulitzer, a grandson of the founder, currently serves as Chairman of the Board of the Company.

     The following table sets forth certain historical financial information regarding the Company's operations for the periods and at the dates indicated.

                                                        YEARS ENDED DECEMBER 31,
                                                     ------------------------------
                                            1998       1997     1996(2)      1995     1994(3)
                                          --------   --------   --------   --------   --------
                                                             (IN THOUSANDS)
Operating revenues -- net..............   $372,924   $357,969   $309,096   $269,388   $304,779
                                          ========   ========   ========   ========   ========
Operating income (loss):
  Publishing operations................   $ 69,456   $ 66,994   $ 46,549   $ 37,895   $ 45,192
  St. Louis Agency adjustment..........    (20,729)   (19,450)   (13,972)   (12,502)   (14,706)
  General corporate expense............     (5,806)    (6,007)    (5,532)    (4,666)    (3,871)
                                          --------   --------   --------   --------   --------
     Total.............................   $ 42,921   $ 41,537   $ 27,045   $ 20,727   $ 26,615
                                          ========   ========   ========   ========   ========
Depreciation and amortization..........   $ 14,054   $ 13,007   $  8,660   $  4,307   $  6,128
                                          ========   ========   ========   ========   ========
Operating margins(1)...................       18.6%      18.7%      15.1%      14.1%      14.8%
Assets.................................   $546,393   $464,311   $398,416   $333,641   $293,868
                                          ========   ========   ========   ========   ========

---------------
(1) Operating margins represent operating income compared to operating revenues. Operating income used in margin calculations excludes the St. Louis Agency adjustment (see "--Publishing--Agency Agreements.") and general corporate expense (which are both recorded as operating expenses for financial reporting purposes).

(2) In 1996, the amounts included a partial year of operations for Scripps League Newspapers, Inc. (subsequently renamed Pulitzer Community Newspapers, Inc.) following its acquisition on July 1, 1996.

(3) On December 22, 1994, the Company sold its Chicago publishing subsidiary; the subsidiary's operating results are included in the amounts for 1994.

OPERATING STRATEGY

     The Company's long-term operating strategy is to maximize each property's growth and profitability through maintenance of editorial excellence, leadership in locally-responsive news, and prudent control of costs. Management believes that editorial excellence and leadership in locally-responsive news will, over the long-term, allow the Company to maximize its market share in each of its respective markets. Experienced local managers implement the Company's strategy in each market, with centralized management providing oversight and guidance in all areas of planning and operations.

     The Company complements its internal growth strategies with a disciplined and opportunistic acquisition strategy that is focused on acquiring publishing properties that the Company believes are a good fit with its operating strategy, possess attractive growth potential and meet the Company's objectives for after-tax cash flow. Management believes that the Company's reputation, financial position, cash flow and conservative capital structure, among other factors, will assist the Company in pursuing acquisitions. The Company intends to seek out acquisition opportunities, with particular emphasis on small-to medium-sized markets.

     The Company believes that cost controls are an important tool in the management of media properties that are subject to significant fluctuations in advertising volume. The Company believes that prudent control of costs will permit it to respond quickly when positive operating conditions offer opportunities to expand market share and profitability and, alternatively, when deteriorating operating conditions require cost reductions to protect profitability. The Company's disciplined budgeting process is one of the key elements in controlling costs. The Company employs production technology in all of its media operations in order to minimize production costs and produce an attractive and timely news product for its readers.

     The Company's operations are geographically diverse, placing the Company in the Midwest, Southwest and Western regions of the United States. Due to the close relationship between economic activity and advertising volume, the Company believes that geographic diversity will provide the Company with valuable protection from regional economic variances.

PUBLISHING

     The Company intends to continue the tradition of reporting and editorial excellence that has resulted in Pulitzer's receiving 17 Pulitzer Prizes* over the years.

     The Company publishes two major metropolitan daily newspapers, the Post-Dispatch and the Star. Both daily newspapers have weekly total market coverage sections that provide advertisers with market saturation, and both offer alternative delivery systems that provide advertisers with either targeted or total market coverage.

     The PCN Group's 12 daily community newspapers have a combined average daily circulation of approximately 159,000. The smaller markets served by these newspapers and their locations provide the Company with further diversification and participation in several higher growth areas of the western United States. A strong focus on local reporting and editorial excellence is also considered the key to long-term success in these markets.

     The Company's revenues are derived primarily from advertising and circulation, which averaged approximately 88 percent of total revenue over the last five years. Advertising rates and rate structures and resulting revenues vary among publications based, among other things, on circulation, type of advertising, local market conditions and competition. The following table provides a breakdown of the Company's revenues for the past five years.

                                                        YEARS ENDED DECEMBER 31,
                                          ----------------------------------------------------
                                            1998       1997     1996(1)      1995     1994(2)
                                          --------   --------   --------   --------   --------
                                                             (IN THOUSANDS)
Advertising:
  Retail...............................   $111,028   $107,916   $ 91,373   $ 78,362   $ 88,450
  General..............................     12,380     10,466     10,123      7,645      7,830
  Classified...........................    117,313    109,435     90,443     75,925     84,738
                                          --------   --------   --------   --------   --------
     Total.............................    240,721    227,817    191,939    161,932    181,018
Circulation............................     88,075     87,611     81,434     76,349     77,941
Other..................................     44,128     42,541     35,723     31,107     45,820
                                          --------   --------   --------   --------   --------
     Total.............................   $372,924   $357,969   $309,096   $269,388   $304,779
                                          ========   ========   ========   ========   ========

---------------
(1) Revenue amounts for 1996 included a partial year of operations of Scripps League Newspapers, Inc. (subsequently renamed Pulitzer Community Newspapers, Inc.) following its acquisition on July 1, 1996.

---------------

* Pulitzer Prizes are awarded annually at Columbia University by the Pulitzer Prize Board, an independent entity affiliated with the Columbia University School of Journalism, founded by the first Joseph Pulitzer.

(2) On December 22, 1994, the Company sold its Chicago publishing subsidiary; the subsidiary's operating revenues are included in the above amounts for 1994.
ST. LOUIS POST-DISPATCH

     Founded in 1878 by the first Joseph Pulitzer, the Post-Dispatch has a long history of reporting and editorial excellence and innovation in newspaper publishing under the direction of the Pulitzer family. The Post-Dispatch is a morning daily and Sunday newspaper serving primarily the greater St. Louis metropolitan area. St. Louis is currently the 17th largest metropolitan statistical area in the United States with a population of approximately 2.6 million.

     Over the past several years, the Company has taken a number of steps designed to strengthen the market position of the Post-Dispatch. In 1997, the Post-Dispatch completed an extensive redesign intended to make the newspaper more accessible and relevant to readers, and the Company is continuing to make investments to enhance its news coverage capabilities and strengthen its circulation and advertising operations.

     The Post-Dispatch operates under an Agency Agreement, dated March 1, 1961, as amended (the "St. Louis Agency Agreement"), between the Company and The Herald Company, Inc. (the "Herald Company") pursuant to which the Company performs all activities relating to the day-to-day operations of the newspaper, but pursuant to which it must share one-half of the agency's operating income or one-half of the agency's operating loss with the Herald Company (the "St. Louis Agency"). The following table sets forth for the past five years certain circulation and advertising information for the Post-Dispatch and operating revenues for the St. Louis Agency, all of which are included in the Company's consolidated financial statements. See "--Agency Agreements."

                                                        YEARS ENDED DECEMBER 31,
                                          ----------------------------------------------------
                                            1998       1997       1996       1995       1994
                                          --------   --------   --------   --------   --------
Post-Dispatch:
  Circulation(1):
     Daily (including Saturday)........    324,059    319,887    319,203    323,137    335,819
     Sunday............................    520,635    530,442    540,434    545,882    555,488
Advertising linage (in thousands of
  inches):
  Retail...............................        832        841        819        880        912
  General..............................        102         91        101         75         75
  Classified...........................      1,004      1,003      1,007      1,057      1,039
                                          --------   --------   --------   --------   --------
     Total.............................      1,938      1,935      1,927      2,012      2,026
  Part run(2)..........................        571        607        792        594        591
                                          --------   --------   --------   --------   --------
     Total inches......................      2,509      2,542      2,719      2,606      2,617
                                          ========   ========   ========   ========   ========
Operating revenues (in thousands):
  Advertising..........................   $156,309   $147,770   $137,054   $130,175   $125,304
  Circulation..........................     63,208     63,216     63,858     64,862     61,207
  Other(3).............................     23,423     23,269     21,530     22,871     22,110
                                          --------   --------   --------   --------   --------
     Total.............................   $242,940   $234,255   $222,442   $217,908   $208,621
                                          ========   ========   ========   ========   ========

---------------
(1) Amounts based on ABC Publisher's Statements for the twelve-month periods ended September 30.

(2) Part run inches represent advertisements that are published in selected copies (i.e., less than the full press run) of a daily edition of the newspaper to specifically target certain geographic locations. The advertisements typically appear in a special news and advertising section designed specifically for the targeted geographic locations.

(3) Primarily revenues from preprinted inserts.

     The Post-Dispatch has consistently been a leader in technological innovation in the newspaper industry. The Company's commitment to the ongoing enhancement of its operating systems has enabled the Post-Dispatch to offer a continually improving product to both readers and advertisers while also realizing substantial savings in labor cost. The Company believes the Post-Dispatch has adequate facilities to sustain up to at least a 35 percent increase in daily circulation without incurring significant capital expenditures. The Post-Dispatch is in the process of upgrading and modifying its systems to make them "Year-2000" compatible and expects to achieve full compliance during 1999.

     The Post-Dispatch is distributed primarily through independent home delivery carriers and single copy dealers. Home delivery accounted for approximately 75 percent of circulation for the daily Post-Dispatch and approximately 55 percent of circulation for the Sunday edition as of December 31, 1998.

THE ARIZONA DAILY STAR

     Founded in 1877, the Star is published in Tucson, Arizona, by the Company's wholly-owned subsidiary, Star Publishing Company. The Star, a morning and Sunday newspaper, and the Tucson Citizen (the "Citizen"), an afternoon newspaper owned by Gannett Co., Inc. ("Gannett"), are southern Arizona's leading dailies. The Star and the Citizen are published through an agency operation (the "Tucson Agency") pursuant to an Agency Agreement, dated March 28, 1940, as amended and restated (the "Tucson Agency Agreement"), and have a combined weekday circulation of approximately 140,000. Tucson is currently the 69th largest metropolitan statistical area in the United States with a population of approximately 799,000.

     The Tucson Agency operates through TNI Partners, Inc. ("TNI Partners") an agency partnership which is owned half by the Company and half by Gannett. TNI Partners is responsible for all aspects of the business of the two newspapers other than editorial opinion and gathering and reporting news. Revenues and expenses are generally shared equally by the Star and the Citizen. Unlike the St. Louis Agency, the Company's consolidated financial statements include only its share of the combined operating revenues and operating expenses of the two newspapers. See "--Agency Agreements."

     As a result of the Tucson Agency, the financial performance of the Company's Star Publishing Company subsidiary is directly affected by the operations and performance of both the Star and the Citizen.

     The following table sets forth certain information concerning circulation and combined advertising linage of the Star and the Citizen and the Company's share of the operating revenues of the Star and the Citizen for the past five years.

                                                        YEARS ENDED DECEMBER 31,
                                          ----------------------------------------------------
                                            1998       1997       1996       1995       1994
                                          --------   --------   --------   --------   --------
Circulation(1):
  Star daily...........................     96,142     96,101     96,198     97,134     98,050
  Citizen daily........................     42,444     44,009     46,062     47,240     48,272
  Star Sunday..........................    174,174    175,659    178,820    180,170    179,652
Combined advertising linage (in
  thousands of inches):
  Full run (all zones)
     Retail............................      1,581      1,587      1,499      1,565      1,565
     General...........................         81         51         45         49         50
     Classified........................      1,852      1,713      1,684      1,682      1,608
                                          --------   --------   --------   --------   --------
       Total...........................      3,514      3,351      3,228      3,296      3,223
     Part run(2).......................        314        264        201        171        116
                                          --------   --------   --------   --------   --------
       Total inches....................      3,828      3,615      3,429      3,467      3,339
                                          ========   ========   ========   ========   ========
Operating revenues (in thousands):
  Advertising..........................   $ 36,344   $ 34,302   $ 31,765   $ 31,332   $ 28,459
  Circulation..........................     10,928     11,023     11,194     11,487     11,434
  Other(3).............................      7,909      7,712      7,139      6,703      5,833
                                          --------   --------   --------   --------   --------
     Total.............................   $ 55,181   $ 53,037   $ 50,098   $ 49,522   $ 45,726
                                          ========   ========   ========   ========   ========

---------------
(1) Amounts for 1998 are based on the internal records of the Company. Amounts for 1995 based on ABC Publisher's Statement for the 53 week period ended December 31. Amounts for 1997, 1996 and 1994 are based on ABC Publisher's Statements for the 52 week periods ended December 31.

(2) Part run inches represent advertisements that are published in selected copies (i.e., less than the full press run) of a daily edition of the newspaper to specifically target certain geographic locations. The advertisements typically appear in a special news and advertising section designed specifically for the targeted geographic locations.

(3) Primarily revenues from preprinted inserts. Amounts also include revenues of StarNet which began operations in 1995. See "--Related "New Media" Operations."

     In 1998, the Star's daily edition accounted for approximately 69 percent of the combined daily circulation of the Tucson Agency publications. The Star's daily and Sunday editions accounted for approximately 60 percent of the agency's total full run advertising linage.

     The Star and the Citizen are printed at TNI Partners' modern, computerized facility equipped with two, eight-unit Metro offset presses. The writing, editing and composing functions have been computerized, increasing efficiency and reducing workforce requirements. TNI Partners has substantially completed the process of upgrading and modifying its systems to make them "Year-2000" compliant and expects to achieve full compliance during 1999.

PULITZER COMMUNITY NEWSPAPERS, INC.

     On July 1, 1996, the Company acquired for approximately $216 million all the stock of Scripps League Newspapers, Inc. (subsequently renamed Pulitzer Community Newspapers, Inc.), a privately owned publisher of community newspapers which served smaller markets, primarily in the West and Midwest. The PCN Group now includes 12 daily newspapers which publish morning or afternoon editions during the week and, generally, morning editions on the weekend. Home delivery through independent contract carriers accounts for the significant portion of each newspaper's circulation. With circulations ranging from approximately 29,000 to 5,000, the 12 daily newspapers in the PCN Group, ranked in order of daily circulation, are:

The Daily Herald............................................    Provo, Utah
Santa Maria Times...........................................    Santa Maria, California
The Napa Valley Register....................................    Napa, California
The World...................................................    Coos Bay, Oregon
The Hanford Sentinel........................................    Hanford, California
The Arizona Daily Sun.......................................    Flagstaff, Arizona
Troy Daily News.............................................    Troy, Ohio
The Daily Chronicle.........................................    DeKalb, Illinois
The Garden Island...........................................    Lihue, Hawaii
The Daily Journal...........................................    Park Hills, Missouri
The Daily News..............................................    Rhinelander, Wisconsin
The Ravalli Republic........................................    Hamilton, Montana

     In addition, the PCN Group operates weekly newspapers in Petaluma, California and Farmington and Fredericktown, Missouri and two weekly newspaper groups in conjunction with its properties in Hanford and Santa Maria, California.

     The smaller markets served by the PCN Group are attractive because they generally have desirable demographic characteristics and above-average growth rates. Collectively, the PCN Group's markets exceed U.S. averages in such key measures as annual household growth rate, average household income and average household wealth. In addition, the average median home value in these markets is nearly double the U.S. median average.

     Further, these markets, which are often not served by major metropolitan media, tend to be characterized by less media competition, which gives the Company an opportunity to sustain and expand market shares. The following table sets forth for the past three years the operating revenues for the PCN Group.

                                                                  YEARS ENDED DECEMBER 31,
                                                                -----------------------------
                                                                 1998       1997      1996(1)
                                                                -------    -------    -------
                                                                       (IN THOUSANDS)
Operating revenues:
  Advertising...............................................    $48,068    $45,745    $23,120
  Circulation...............................................     13,939     13,372      6,382
  Other(2)..................................................     11,060     10,553      5,353
                                                                -------    -------    -------
Total.......................................................    $73,067    $69,670    $34,855
                                                                =======    =======    =======

---------------
(1) Amounts include revenues for the six month period from July 1, 1996 to December 31, 1996, subsequent to the Company's acquisition of the PCN Group on July 1, 1996.

(2) Primarily revenues from preprinted inserts.

     The Company has recently made a significant investment in new computer systems which handle typesetting, editing and web publishing, as well as financial and statistical reporting, for its PCN Group properties. The standardized systems, which are "Year-2000" compatible, permit centralized maintenance and support.

RELATED "NEW MEDIA" OPERATIONS

     The Company has developed "new media" operations that are designed to enhance, complement and add value to its traditional newspaper publishing businesses by providing subscriber and advertiser services through various forms of electronic distribution, including electronic publishing, voice services delivered by phone, and electronic dissemination of information via the world wide web/Internet. The Company's objective in these operations is to develop and expand its ability to provide advertisers access to a large and attractive online audience.

     The Company is an Internet service provider as a central element of its strategy in both St. Louis and Tucson. Full access to each newspaper's "electronic publication" web site, as well as full Internet access, is provided on a subscription basis. The Star's service, StarNet (www.azstarnet.com), began operations in May, 1995 and had approximately 12,500 subscribers as of December 31, 1998. The service provided by the Post-Dispatch, POSTnet (www.postnet.com), started in January 1996 and had approximately 16,400 subscribers as of December 31, 1998. The web sites provide access to current and archive material, including news, editorials and classified advertising, from each newspaper, as well as interactive Internet-specific enhancements such as message boards and chat rooms. The Company is currently developing enhanced online services featuring the three major classified advertising categories -- automotive, real estate and help wanted.

     In addition, the Company is a founding member of PAFET, a consortium of four newspaper companies that is pursuing a program of research and investment designed to help its members understand and participate in the opportunities and challenges that the new media provide for newspaper properties.

ACQUISITION STRATEGY

     One of the Company's primary growth strategies has been a disciplined and opportunistic acquisition program. In evaluating acquisition opportunities, the Company generally requires that candidates: (i) be in businesses related to the Company's core publishing competencies; (ii) have strong cash flows; (iii) reflect its preference for small- to medium-sized markets that possess good growth or economic characteristics and, where possible, offer a clustering opportunity with respect to present or future properties; (iv) provide an opportunity for its disciplined management approach to add value; and (v) offer an attractive return on investment.

AGENCY AGREEMENTS

     Newspapers in approximately 14 cities operate under joint operating or agency agreements. Agency agreements generally provide for newspapers servicing the same market to share certain printing and other facilities and to pool certain revenues and expenses in order to decrease aggregate expenses and thereby allow the continuing operation of multiple newspapers serving the same market. The Newspaper Preservation Act of 1970 permits joint operating agreements between newspapers under certain circumstances without violation of the Federal antitrust laws.

     St. Louis Agency. An agency operation between the Company and the Herald Company is conducted under the provisions of the St. Louis Agency Agreement. For many years, the Post-Dispatch was the afternoon and Sunday newspaper serving St. Louis, and the Globe-Democrat was the morning paper and also published a weekend edition. Although separately owned, from 1961 through February 1984, the publication of both the Post-Dispatch and the Globe-Democrat was governed by the St. Louis Agency Agreement. From 1961 to 1979, the two newspapers controlled their own news, editorial, advertising, circulation, accounting and promotion departments and Pulitzer managed the production and printing of both newspapers. In 1979, Pulitzer assumed full responsibility for advertising, circulation, accounting and promotion for both newspapers. In February 1984, after a number of years of unfavorable financial results at the St. Louis Agency, the Globe-Democrat was sold by the Herald Company and the St. Louis Agency Agreement was revised to eliminate any continuing relationship between the two newspapers and to permit the repositioning of the daily Post-Dispatch as a morning newspaper.

     Following the renegotiation of the St. Louis Agency Agreement at the time of the sale of the Globe-Democrat, the Herald Company retained the contractual right to half the profits or losses (as defined) of the operations of the St. Louis Agency, which from February 1984 forward consisted solely of the publication of the Post-Dispatch. The St. Louis Agency Agreement generally provides for the Herald Company to share half the cost of, and to share in a portion of the proceeds from the sale of, capital assets used in the production of the Post-Dispatch. Under the St. Louis Agency Agreement, Pulitzer supervises, manages and performs all activities relating to the day-to-day publication of the Post-Dispatch and is solely responsible for the news and editorial policies of the newspaper.

     The consolidated financial statements of the Company include all the operating revenues and expenses of the St. Louis Agency. An agency adjustment is provided as an operating expense which reflects that portion of the operating income of the St. Louis Agency allocated to the Herald Company. Under the St. Louis Agency Agreement, for fiscal 1998, 1997, 1996, 1995, and 1994, the Company paid the Herald Company $20,729,000 $19,450,000, $13,972,000, $12,502,000, and
$14,706,000, respectively, for the Herald Company's share of the operating income of the St. Louis Agency. As a result of such agency adjustment, the Company is, and during the term of the St. Louis Agency will continue to be, entitled to half the profits (as defined) from the operations of the St. Louis Agency, the amount of which cannot be determined until the end of each fiscal year.

     The current term of the St. Louis Agency Agreement runs through December 31, 2034, following which either party may elect to renew the agreement for successive periods of 30 years each.

     Tucson Agency. The Tucson Agency Agreement has, since 1940, governed the joint operations of the Star and Citizen. For financial reporting purposes, the operations of the Tucson Agency are reflected in the Company's consolidated financial statements differently from the operations of the St. Louis Agency. The consolidated financial statements of the Company include only the Company's share of the combined revenues, operating expenses and income of the Star and Citizen. TNI Partners, as agent for the Company and Gannett, is responsible for advertising and circulation, printing and delivery and collection of all revenues of the Star and the Citizen. The Board of Directors of TNI Partners presently consists of three directors chosen by the Company and three chosen by Gannett. Budgetary, personnel and other non-news and editorial policy matters, such as advertising and circulation policies and rates or prices, are determined by the Board of Directors of TNI Partners. Each newspaper is responsible for its own news and editorial content. Revenues and expenses are recorded by TNI Partners, and the resulting profit is generally split 50-50 between the Company and Gannett. Both partners have certain administrative costs which are borne separately. As a result of the Tucson Agency, the Star and the Citizen benefit from increases and can be adversely affected by decreases in each other's circulation.

     The Tucson Agency Agreement runs through June 1, 2015, and contains renewal provisions for successive periods of 25 years each.

COMPETITION

     The Company's publications compete for readership and advertising revenues in varying degrees with other metropolitan, suburban, neighborhood and national newspapers and other publications as well as with television, radio, cable, Internet, online services and other new media technologies, direct mail, yellow page directories, billboards and other news and advertising media. Competition for advertising is based upon circulation levels, readership demographics, price and advertiser results, while competition for circulation is generally based upon the content, journalistic quality and price of the publication. In St. Louis and its surrounding suburban communities, the Post-Dispatch's closest print competition for circulation and advertising revenues includes paid suburban daily newspapers as well as a chain of community newspapers and shoppers. These community newspapers and shoppers target selected geographic markets throughout the St. Louis metropolitan area.

     Due to the agency relationship existing in Tucson, the Star and the Citizen cannot be viewed as competitors for advertising or circulation revenues. The Star and the Citizen compete primarily against other media and against Phoenix-area and suburban, neighborhood and national newspapers and other publications.

EMPLOYEE RELATIONS

     The Post-Dispatch has contracts with substantially all of its production unions, with expiration dates ranging from February 2002 through February 2010. In addition, the Post-Dispatch has a multi-year contract with the St. Louis Newspaper Guild which expires in January 2003. All of the Post-Dispatch labor contracts contain no strike provisions.

     TNI Partners' contract with Tucson Graphic Communications Union Local No. 212, covering certain pressroom employees, expired on December 31, 1998. While negotiating a new contract, the union is operating under the provisions of the old agreement. In each of the last several years, this contract has been renegotiated for a one-year term.

RAW MATERIALS

     The Company's newspaper operations are significantly impacted by the cost of newsprint which accounts for approximately 20 percent of newspaper operating expenses. During 1998, the Company used approximately 100,000 metric tons of newsprint in its production process at a total cost of approximately $57.7 million. Consumption at the Post-Dispatch represented approximately 71,900 metric tons of the Company's total newsprint usage in 1998. In the last five years, the Company's average cost per ton of newsprint has varied from a low of $452 per metric ton in 1994 to a high of $675 per metric ton in 1995. During the first quarter of 1999, the Company's average cost for newsprint has been in the range of $550 to $575 per metric ton. A price decrease to approximately $530 per metric ton was announced by some of the Company's newsprint suppliers on March 1, 1999 and is expected to benefit the Company in the second quarter of 1999.

     The Post-Dispatch obtains the newsprint necessary for its operations from five separate mills, three of which are located in Canada and two in the United States. The Post-Dispatch has guaranteed the future supply of certain volume levels through long-term agreements with two of its newsprint suppliers. The Company believes that the absence of long-term agreements with the remaining three newsprint suppliers will not affect the Company's ability to obtain newsprint at competitive prices.

     The Company acquired five newsprint contracts with the purchase of the PCN Group in 1996. Combined with the tonnage purchased for the Post-Dispatch, the Company has been able to leverage its pricing power to obtain the best price available for the PCN Group, and to assure adequate supplies for all locations.

     TNI Partners obtains the newsprint necessary for the Tucson Agency's operations pursuant to an arrangement with Gannett, the owner of the Citizen. Gannett purchases newsprint on behalf of TNI Partners under various contractual arrangements and agreements. Newsprint is also purchased on the spot market.

EMPLOYEES

     At March 22, 1999, the Company's publishing operations had approximately 2,300 full-time employees. In St. Louis, a majority of the approximately 1,200 full-time employees engaged in publishing are represented by unions. The Company considers its relationship with its employees to be good.

ITEM 2. PROPERTIES

     The corporate headquarters of the Company is located at 900 North Tucker Boulevard, St. Louis, Missouri. The general character, location and approximate size of the principal physical properties used by the Company for its newspaper publishing and related new media businesses at March 22, 1999, are set forth below. Leases on the properties indicated as leased by the Company expire at various dates through April 2007.

     The Company believes that all of its owned and leased properties used in connection with its publishing and new media operations are in good condition, well maintained and adequate for its current and immediately foreseeable operating needs.

                                                                APPROXIMATE AREA IN
                                                                    SQUARE FEET
                                                                --------------------
GENERAL CHARACTER OF PROPERTY                                    OWNED       LEASED
-----------------------------                                   --------    --------
Printing plants, business and editorial offices, and
  warehouse space located in:
  St. Louis, Missouri(1)....................................    585,500     146,700
  St. Louis, Missouri.......................................                  5,600
  Tucson, Arizona(2)........................................    265,000      53,500
  Washington, D.C...........................................                  2,250
  Provo, Utah...............................................     26,400      11,000
  Santa Maria, California...................................     20,800       8,000
  Napa, California..........................................     21,000
  Coos Bay, Oregon..........................................     15,200
  Hanford, California.......................................     16,500       3,500
  Flagstaff, Arizona........................................     23,200
  Troy, Ohio................................................     36,600         800
  DeKalb, Illinois..........................................     15,900
  Park Hills, Missouri......................................      9,100
  Lihue, Hawaii.............................................      8,500      20,900
  Hamilton, Montana.........................................      2,900       1,900
  Rhinelander, Wisconsin....................................      6,400
  Petaluma, California......................................      9,000
  Farmington, Missouri......................................     11,800
  Fredericktown, Missouri...................................      1,800       1,200

---------------

(1) Property is subject to the provisions of the St. Louis Agency Agreement.

(2) The 265,000 square foot facility in Tucson, Arizona is used in the production of the Star and the Citizen and is jointly owned with Gannett pursuant to the Tucson Agency.

ITEM 3. LEGAL PROCEEDINGS

     Subsequent to the Scripps League acquisition, Barry H. Scripps commenced an action against Edward W. Scripps, Betty Knight Scripps and Pulitzer Community Newspapers, Inc. Barry H. Scripps is the child of Edward W. Scripps and Betty Knight Scripps. Barry Scripps, a former minority shareholder and executive employee of Scripps League, alleges that the defendant Betty Knight Scripps formed and implemented a wrongful scheme to transfer the ownership of Scripps League outside the Scripps family in violation of the Scripps League corporate mission by (i) inducing the defendant Edward W. Scripps to breach their life-long promises to Barry Scripps to retain the ownership of Scripps League Newspapers in the family and ultimately turn over its management and control to Barry Scripps; (ii) engineering an unlawful freeze-out of Barry Scripps as a minority shareholder from Scripps League and its subsidiaries; and (iii) tortiously causing Scripps League to breach its promise to Barry Scripps of permanent employment. The claims asserted are for breach of promise against Edward W. Scripps and Betty Knight Scripps, breach of employment contract against Pulitzer Community Newspapers, Inc. as successor to Scripps League, interference with contract against Betty Knight Scripps, breach of fiduciary duty against Betty Knight Scripps, and promissory estoppel against Edward W. and Betty Knight Scripps. Barry Scripps seeks (i) money damages, together with interest and counsel fees in the amount to be proven at trial against Edward and Betty Scripps; (ii) judgment rescinding each of the actions that Betty Knight Scripps caused to be taken that allegedly froze out Barry Scripps as a stockholder in Scripps League; and (iii) damages against Pulitzer Community Newspapers, Inc. for loss of income plus interest and counsel fees in an amount to be proven at trial for breach of the purported employment agreement. Edward W. Scripps and Betty Knight Scripps, jointly and severally, agreed to indemnify the Company and its affiliates, officers, directors, stockholders, employees, agents, successors and assigns at all times after the closing for any and all losses arising from Barry Scripps' claims. On March 26, 1998, the court issued an order granting defendants' motion for summary judgment and dismissed all of Barry Scripps' charges and claims against all defendants, and on April 29, 1998, a final judgment was entered with respect to that order. Barry Scripps filed a notice of appeal on May 21, 1998, and Barry Scripps' brief in connection with that appeal was filed with the Appeals Court of the Commonwealth of Massachusetts on March 18, 1999.

     The Company has been involved, from time to time, in various claims and lawsuits incidental to the ordinary course of its business, including such matters as libel, slander and defamation actions and complaints alleging discrimination. While the results of litigation cannot be predicted, management believes the ultimate outcome of such existing litigation will not have a material adverse effect on the consolidated financial statements of the Company and its subsidiaries.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     Not Applicable.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
        STOCKHOLDER MATTERS

     In May 1998, the Company issued 100 shares of Common Stock (the "Initial Shares") to Pulitzer for $10,000. The Initial Shares were issued by the Company without registration under the Securities Act of 1933, as amended, by reason of the exemption from registration afforded by the provisions of Section 4(2) thereof, as a transaction by the Company not involving a public offering. The Initial Shares were cancelled by the Company at the time of the Spin-off.

     Prior to the Spin-off, the Common Stock and Class B Common Stock did not trade in a public market. Pulitzer's common stock was listed and traded on the New York Stock Exchange, Inc. (the "NYSE") under the symbol "PTZ." The separate existence of Pulitzer ceased on March 18, 1999 after the completion of the Transactions. The shares of the Company's Common Stock are listed on the NYSE and, as of March 19, 1999, trade under the symbol "PTZ". The shares of the Company's Class B Common Stock do not trade in a public market.

     At March 24, 1999, there were approximately 358 record holders of the Common Stock and 30 record holders of the Class B Common Stock.

     The following table sets forth the range of high and low sales prices for Pulitzer common stock and dividends paid by Pulitzer for each quarterly period in the past two years:

                                                                 HIGH      LOW      DIVIDEND(1)
                                                                ------    ------    -----------
1998
First Quarter...............................................    $87.44    $57.44       $0.15
Second Quarter..............................................     92.13     77.75        0.15
Third Quarter...............................................     89.63     74.38        0.15
Fourth Quarter..............................................     85.69     64.38        0.30

                                                                 HIGH      LOW      DIVIDEND(1)
                                                                ------    ------    -----------
1997
First Quarter...............................................    $50.63    $43.38       $0.13
Second Quarter..............................................     54.25     40.88        0.13
Third Quarter...............................................     57.50     49.75        0.13
Fourth Quarter..............................................     63.31     51.81        0.13

-------------------------
(1) In 1998, Pulitzer declared cash dividends of $0.75 per share of common stock and Class B common stock including a cash dividend of $0.15 per share of common stock and Class B common stock which was declared in December 1998 and paid to stockholders in January 1999. The dividend declared in December 1998 represented the acceleration of the Pulitzer dividend historically declared in the first quarter of each fiscal year. As a result, Pulitzer did not declare a quarterly dividend in the first quarter of 1999. In 1997, Pulitzer declared and paid cash dividends of $0.52 per share of common stock and Class B common stock.

     On March 18, 1999, the Board of Directors of the Company announced that it had declared an initial quarterly dividend of $0.15 per share on the Common Stock and the Class B Common Stock payable on May 3, 1999 to stockholders of record on April 9, 1999. This initial quarterly dividend equals the most recent quarterly dividend of Pulitzer. Future dividends will depend upon, among other things, the Company's earnings, financial condition, cash flows, capital requirements and other relevant considerations, including the limitations under any credit agreement or other agreement to which the Company may become a party in the future.

ITEM 6. SELECTED FINANCIAL DATA

                                               FOR THE YEARS ENDED OR AS OF DECEMBER 31,
                                          ----------------------------------------------------
                                            1998       1997       1996       1995       1994
                                          --------   --------   --------   --------   --------
                                                (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
OPERATING RESULTS
Operating Revenues -- net..............   $372,924   $357,969   $309,096   $269,388   $304,779
                                          --------   --------   --------   --------   --------
Operating Expenses:
  Operations...........................    150,266    145,730    139,259    125,811    130,219
  Selling, general and
     administrative....................    139,148    132,238    114,628    101,375    123,240
  General corporate expense............      5,806      6,007      5,532      4,666      3,871
  St. Louis Agency adjustment..........     20,729     19,450     13,972     12,502     14,706
  Depreciation and amortization........     14,054     13,007      8,660      4,307      6,128
                                          --------   --------   --------   --------   --------
     Total operating expenses..........    330,003    316,432    282,051    248,661    278,164
                                          --------   --------   --------   --------   --------
Operating income.......................     42,921     41,537     27,045     20,727     26,615
Interest income........................      4,967      4,391      4,509      5,196      1,966
Gain on sale of publishing property....                                                  2,791
Net other expense......................       (817)      (942)    (5,870)    (2,319)    (1,461)
                                          --------   --------   --------   --------   --------
Income from continuing operations
  before provision for income taxes and
  cumulative effect of change in
  accounting principle.................     47,071     44,986     25,684     23,604     29,911
Provision for income taxes.............     20,055     19,227     10,892      9,149     11,204
                                          --------   --------   --------   --------   --------
Income from continuing operations
  before cumulative effect of change in
  accounting principle.................     27,016     25,759     14,792     14,455     18,707
Discontinued operations, net of tax....     49,268     40,269     42,708     34,867     21,203
Cumulative effect of change in
  accounting principle, net of
  applicable income taxes..............                                                   (719)
                                          --------   --------   --------   --------   --------
NET INCOME.............................   $ 76,284   $ 66,028   $ 57,500   $ 49,322   $ 39,191
                                          ========   ========   ========   ========   ========
Basic Earnings Per Share of Stock:
  Income from continuing operations
     before cumulative effect of change
     in accounting principle...........   $   1.21   $   1.17   $   0.67   $   0.66   $   0.86
  Discontinued operations..............       2.20       1.82       1.95       1.60       0.98
  Cumulative effect of change in
     accounting principle..............                                                  (0.03)
                                          --------   --------   --------   --------   --------
  Basic earnings per share.............   $   3.41   $   2.99   $   2.62   $   2.26   $   1.81
                                          ========   ========   ========   ========   ========
  Weighted average number of shares
     outstanding.......................     22,381     22,110     21,926     21,800     21,655
                                          ========   ========   ========   ========   ========

                                               FOR THE YEARS ENDED OR AS OF DECEMBER 31,
                                          ----------------------------------------------------
                                            1998       1997       1996       1995       1994
                                          --------   --------   --------   --------   --------
                                                (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
Diluted Earnings Per Share of Stock:
  Income from continuing operations
     before cumulative effect of change
     in accounting principle...........   $   1.19   $   1.15   $   0.66   $   0.65   $   0.86
  Discontinued operations..............       2.16       1.79       1.92       1.58       0.97
  Cumulative effect of change in
     accounting principle..............                                                  (0.03)
                                          --------   --------   --------   --------   --------
  Diluted earnings per share...........   $   3.35   $   2.94   $   2.58   $   2.23   $   1.80
                                          ========   ========   ========   ========   ========
  Weighted average number of shares
     outstanding.......................     22,753     22,452     22,273     22,097     21,822
                                          ========   ========   ========   ========   ========
Dividends per share of Common Stock and
  Class B Common Stock.................   $   0.75   $   0.52   $   0.46   $   0.41   $   0.35
                                          ========   ========   ========   ========   ========
OTHER DATA
Cash and cash equivalents..............   $110,171   $ 62,749   $ 73,052   $100,380   $ 77,084
Working capital........................    124,675     75,830     78,928    112,989     82,412
Total assets(1)........................    546,393    464,311    398,416    333,641    293,868
Stockholders' equity...................    385,357    310,777    249,937    198,771    155,019

---------------
(1) On July 1, 1996, the Company acquired Scripps League Newspapers, Inc. for approximately $216 million.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

     Statements in this Annual Report on Form 10-K concerning the Company's business outlook or future economic performance, anticipated profitability, revenues, expenses or other financial items, together with other statements that are not historical facts, are "forward-looking statements" as that term is defined under the Federal Securities Laws. Forward-looking statements are subject to risks, uncertainties and other factors which could cause actual results to differ materially from those stated in such statements. Such risks, uncertainties and factors include, but are not limited to, industry cyclicality, the seasonal nature of the business, changes in pricing or other actions by competitors or suppliers, and general economic conditions, as well as other risks detailed in the Company's filings with the Securities and Exchange Commission including this Annual Report on Form 10-K.

GENERAL

     The Company's operating revenues are significantly influenced by a number of factors, including overall advertising expenditures, the appeal of newspapers in comparison to other forms of advertising, the performance of the Company in comparison to its competitors in specific markets, the strength of the national economy and general economic conditions and population growth in the markets served by the Company.

     The Company's business tends to be seasonal, with peak revenues and profits generally occurring in the fourth and, to a lesser extent, second quarters of each year as a result of increased advertising activity during the Christmas and spring holiday periods. The first quarter is historically the weakest quarter for revenues and profits.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION -- CONTINUED
RECENT EVENTS

     The Company was capitalized on March 18, 1999 with approximately $550 million in cash and all of the other assets of Pulitzer (other than broadcasting assets) as a result of the Spin-off and is operating the newspaper publishing and related "new media" businesses formerly operated by Pulitzer. The Company was organized as a corporation in 1998 and, prior to the Spin-off, was a wholly-owned subsidiary of Pulitzer. Prior to the Transactions, Pulitzer was engaged in newspaper publishing and television and radio broadcasting.

     Pursuant to the Merger Agreement, on March 18, 1999 Hearst-Argyle acquired through the Merger Pulitzer's Broadcasting Business in exchange for the issuance to Pulitzer's stockholders of 37,096,774 shares of Hearst-Argyle's Series A common stock. Prior to the Merger, Pulitzer's newspaper publishing and related new media businesses were contributed to the Company in the Spin-off.

     Pulitzer's historical basis in its newspaper publishing and related new media assets and liabilities have been carried over to the Company. The Transactions represent a reverse-spin transaction and, accordingly, the Company's results of operations for periods prior to the consummation of the Transactions will be identical to the historical results previously reported by Pulitzer. The results of the Broadcasting Business owned by Pulitzer prior to the Merger are reported as discontinued operations in the financial statements included in Item 8 of this Annual Report on Form 10-K.

1998 COMPARED WITH 1997

CONTINUING OPERATIONS -- PUBLISHING

     Operating revenues for the year ended December 31, 1998 increased 4.2 percent to $372.9 million from $358 million in 1997. The increase primarily reflected higher advertising revenues in 1998.

     Newspaper advertising revenues increased $12.9 million, or 5.7 percent, in 1998. The current year increase resulted primarily from higher classified and national advertising revenue at both the Post-Dispatch and the Star along with higher retail advertising at the PCN Group. Full run advertising volume (linage in inches) increased 0.1 percent at the Post-Dispatch and 4.9 percent at the Star for 1998. In the fourth quarter of 1997 and first quarter of 1998, varying rate increases were implemented at the Post-Dispatch, the Star and most of the PCN Group properties.

     Circulation revenues increased approximately $464,000, or 0.5 percent, in 1998. The increase reflected slight fluctuations in paid circulation and average rates at the Post-Dispatch, Star and PCN Group in 1998 compared to the prior year.

     Other publishing revenues, increased $1.6 million, or 3.7 percent, in 1998, resulting primarily from higher preprint revenue at the PCN Group and higher revenues from Pulitzer's "new media" operations.

     Operating expenses (including selling, general and administrative expenses, general corporate expense and depreciation and amortization), excluding the St. Louis Agency adjustment, increased to $309.3 million in 1998 from $297 million in 1997, an increase of 4.1 percent. Major increases in comparable expenses were overall personnel costs of $7.8 million, depreciation and amortization expense of $1 million, and newsprint expenses of $960,000. Partially offsetting these increases were declines in circulation distribution costs of $664,000 and purchased supplement costs of $208,000.

     Operating income for fiscal 1998 increased 3.3 percent to $42.9 million in 1998 from $41.5 million in 1997. The 1998 increase reflected the current year revenue gains.

     Net other expense (non-operating) decreased $125,000 in 1998 compared to 1997. The 1998 decrease reflected an increase in capital gains related to limited partnership investments in 1998 as compared to the prior year. Partially offsetting the increase in capital gains was a one-time charge of approximately $900,000 related to the sale of the Haverhill Gazette on June 1, 1998.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION -- CONTINUED
     The effective income tax rate for 1998 was 42.6 percent compared to 42.7% in the prior year. The Company expects its effective tax rate related to continuing operations for 1999 to be similar to Pulitzer's 1998 rate (exclusive of any non-recurring items related to the Spin-off and Merger).

     Income from continuing operations for the year ended December 31, 1998, increased to $27 million, or $1.19 per diluted share, compared with $25.8 million, or $1.15 per diluted share, in the prior year. The 4.9 percent gain reflected higher advertising revenues.

     Fluctuations in the price of newsprint have significantly impacted the results of Pulitzer's newspaper operations, where newsprint expense accounted for approximately 20 percent of the publishing segment's total operating costs. Pulitzer's average cost for newsprint was $582 per metric ton for the year ended December 31, 1998, compared to $565 per metric ton in 1997. For the full year of 1998, Pulitzer's newsprint cost and metric tons consumed, after giving effect to the St. Louis Agency adjustment, were approximately $37.3 million and 64,000 tons respectively. During the first quarter of 1999, Pulitzer and the Company's average cost for newsprint has been in the range of $550 to $575 per metric ton. A price decrease to approximately $530 per metric ton was announced by Pulitzer's newsprint suppliers on March 1, 1999 and is expected to benefit the Company in the second quarter of 1999.

DISCONTINUED OPERATIONS -- BROADCASTING

     Broadcasting operating revenues for 1998 increased 5.6 percent to $239.7 million from $227 million in 1997. For the year, a 6.8 percent increase in local spot advertising and a 5.7 percent increase in national spot advertising were partially offset by a 1.5 percent decline in network compensation. The current year comparisons reflect the impact of increased political advertising of $15.1 million.

     Broadcasting operating expenses (including selling, general and administrative expenses and depreciation and amortization) increased 0.4 percent to $145.4 million in 1998 from $144.8 million in 1997. The slight increase was attributable to higher overall personnel costs of $3.1 million and program rights expense of $236,000 which were partially offset by decreases in depreciation and amortization expense of $2.4 million and promotion expense of $558,000.

     Broadcasting operating income increased 14.8 percent to $94.4 million for the year ended December 31, 1998 from $82.2 million in the prior year. The increase in 1998 reflected the advertising revenue gains and a significant decline in depreciation and amortization expense which partially offset other expense increases.

     Interest expense declined $2.6 million in 1998 compared to 1997 due to lower average debt levels. Pulitzer's average debt level for 1998 decreased to $180.1 million from $220 million in 1997 while Pulitzer's average interest rate increased to 7.5 percent in 1998 from 7.3 percent in 1997. The lower average debt levels and higher average interest rate in 1998 reflected the payment of variable rate credit agreement borrowings during the last three quarters of 1997 and the scheduled repayment of $12.5 million of 6.76% fixed rate debt in the third quarter of 1998.

     The 1998 effective income tax rate related to discontinued operations was
39.1 percent, unchanged from the prior year.

     Income from discontinued operations for the year ended December 31, 1998, increased 22.3 percent to $49.3 million, or $2.16 per diluted share, compared with $40.3 million, or $1.79 per diluted share, in 1997. The gain reflected a combination of higher broadcasting operating income and a decline in interest expense.

1997 COMPARED WITH 1996

CONTINUING OPERATIONS -- PUBLISHING

     Operating revenues for the year ended December 31, 1997 increased 15.8 percent to $358 million from $309.1 million in 1996. The revenue comparison was affected by the acquisition of Scripps League

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION -- CONTINUED

Newspapers, Inc. ("Scripps League" which was subsequently renamed Pulitzer Community Newspapers, Inc.) on July 1, 1996. On a comparable basis, excluding the PCN Group from the first six months of 1997, publishing revenues increased
4.9 percent. The comparable increase reflected higher advertising revenues in 1997.

     Newspaper advertising revenues, on a comparable basis, increased $13.8 million, or 7.2 percent, in 1997. A significant portion of the current year increase resulted from higher classified and retail advertising revenue at both the Post-Dispatch and the Star. Full run advertising volume (linage in inches) increased 0.4 percent at the Post-Dispatch and 3.8 percent at the Star for 1997. Varying rate increases were implemented at the Post-Dispatch and most of the PCN Group properties in the first quarter of 1997 while the Star increased advertising rates in the fourth quarters of 1996 and 1997.

     Circulation revenues, on a comparable basis, decreased approximately $390,000, or 0.5 percent, in 1997. The decline reflected slight fluctuations in paid circulation and average rates at the Post-Dispatch and the Star in 1997 compared to the prior year.

     Other publishing revenues, on a comparable basis, increased $1.8 million, or 5.1 percent, in 1997, resulting primarily from higher preprint revenue at the Post-Dispatch.

     Operating expenses (including selling, general and administrative expenses, general corporate expense and depreciation and amortization), excluding the St. Louis Agency adjustment, increased to $297 million in 1997 from $268.1 million in 1996, an increase of 10.8 percent. Prior year operating expenses included approximately $1.8 million of non-recurring costs related to the acquisition of Scripps League. On a comparable basis, excluding the PCN Group from the first six months of 1997 and the non-recurring costs from 1996, operating expenses increased 0.9 percent. Major increases in comparable expenses were overall personnel costs of $7.7 million, promotion expense of $1.6 million, and circulation distribution expenses of $1.5 million. Partially offsetting these increases were declines in newsprint expense of $6 million and purchased supplement costs of $3.1 million.

     Operating income for fiscal 1997 increased 53.6 percent to $41.5 million in 1997 from $27 million in 1996. On a comparable basis, excluding the PCN Group from the first six months of 1997 and the non-recurring costs from 1996, operating income increased 25.4 percent. The 1997 increase resulted primarily from higher advertising revenues and lower newsprint costs.

     Net other expense (non-operating) decreased $4.9 million in 1997 compared to 1996. The decrease resulted from a 1996 non-recurring charge of approximately $2.7 million for the write-down in value of a joint venture investment and lower joint venture losses in 1997.

     The effective income tax rate for 1997 increased to 42.7 percent, from 42.4 percent in the prior year, due to an additional $2.1 million of nondeductible goodwill amortization related to the Scripps League acquisition.

     For the year ended December 31, 1997, income from continuing operations was $25.8 million, or $1.15 per diluted share, compared with $14.8 million, or $0.66 per diluted share, in the prior year. Comparability of the earnings results was affected by the joint venture write-off in 1996 ($1.6 million after-tax) and non-recurring costs related to the Scripps League acquisition ($1.1 million after-tax) in 1996. Excluding the non-recurring items, 1996 income from continuing operations would have been $17.6 million, or $0.78 per diluted share. The 46.6 percent gain, on a comparable basis, reflected higher advertising revenues and lower newsprint costs.

DISCONTINUED OPERATIONS -- BROADCASTING

     Broadcasting operating revenues for 1997 increased 0.9 percent to $227 million from $225 million in 1996. For the year, a 1.6 percent increase in national spot advertising and a 6.1 percent increase in network compensation were partially offset by a 0.5 percent decline in local spot advertising. The modest increases in 1997 advertising revenues reflected the impact of decreased political advertising of approximately $12 million

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION -- CONTINUED
in 1997 compared to 1996. In addition, Pulitzer's five NBC affiliated television stations benefited from significant Olympic related advertising in the prior year third quarter.

     Broadcasting operating expenses (including selling, general and administrative expenses and depreciation and amortization) increased 2.2 percent to $144.8 million in 1997 from $141.7 million in 1996. The increase was attributable to higher overall personnel costs of $3.2 million and higher depreciation and amortization of $1 million. These increases were partially offset by decreases in program rights costs of $493,000, promotion costs of $333,000 and license fees of $246,000.

     Broadcasting operating income in 1997 decreased 1.3 percent to $82.2 million from $83.2 million in the prior year. The 1997 decrease reflected the modest overall revenue gain, resulting primarily from the effect of significant political and Olympic related advertising revenue in the prior year.

     Interest expense increased $2.5 million in 1997 compared to 1996 due to higher average debt levels in 1997. Pulitzer's average debt level for 1997 increased to $220 million from $186.9 million in the prior year due to new long-term borrowings. Pulitzer's average interest rate for 1997 was unchanged from the prior year rate of 7.3 percent.

     The 1997 effective income tax rate related to discontinued operations was
39.1 percent, unchanged from the prior year.

     For the year ended December 31, 1997, income from discontinued operations decreased 5.7 percent to $40.3 million, or $1.79 per diluted share, compared with $42.7 million, or $1.92 per diluted share, in 1996. The decline reflected the lower broadcasting advertising revenues and higher interest expense in 1997.

LIQUIDITY AND CAPITAL RESOURCES

     As of December 31, 1998, Pulitzer's outstanding debt, inclusive of the short-term portion of long-term debt, declined to $172.7 million compared to $185.4 million at December 31, 1997, reflecting a scheduled repayment of $12.5 million in the third quarter of 1998. As of both year-end dates, Pulitzer's borrowings consisted primarily of fixed-rate senior notes with The Prudential Insurance Company of America ("Prudential"). All of Pulitzer's long-term debt balances were allocated to the Broadcasting Business and included in "Net Assets of Broadcasting Business" in the statements of consolidated financial position included in Item 8 of this Annual Report on Form 10-K.

     On March 17, 1999, Pulitzer borrowed $700 million from Chase Manhattan Bank pursuant to a short-term borrowing agreement (the "New Debt"). On March 18, 1999, Pulitzer used a portion of the proceeds from the New Debt to prepay its existing long-term debt with Prudential, pay a related prepayment penalty of approximately $17.2 million and pay other costs related to the Transactions. The remaining cash proceeds of the New Debt were contributed to the Company in the Spin-off and the New Debt was assumed by Hearst-Argyle at the time of the Merger. As a result, the Company has no long-term debt outstanding as of March 18, 1999.

     In January 1999, Pulitzer terminated its credit agreement with The First National Bank of Chicago, as Agent, for a group of lenders, that provided for a $50,000,000 variable rate revolving credit facility ("Credit Agreement"). The Credit Agreement provided the option to repay any borrowings and terminate the Credit Agreement, without penalty, prior to its scheduled maturity. Pulitzer had no borrowings under the Credit Agreement subsequent to November 1997.

     As of December 31, 1998, commitments for capital expenditures were approximately $8.5 million, relating to normal capital equipment replacements at publishing locations (including Year 2000 projects in-process). Capital expenditures to be made by the Company in fiscal 1999 are estimated to be approximately $11 million. In addition, as of December 31, 1998, Pulitzer had capital contribution commitments of approximately $9 million related to a limited partnership investment.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION -- CONTINUED
     At December 31, 1998, Pulitzer had working capital of $124.7 million and a current ratio of 3.88 to 1. This compares to working capital of $75.8 million and a current ratio of 2.96 to 1 at December 31, 1997.

     As a result of the Transactions on March 18, 1999, the Company received cash of approximately $550 million, a substantial portion of which was derived from the net cash proceeds of the New Debt assumed by Hearst-Argyle. See -- "Spin-off and Merger". The Company anticipates funding future newspaper acquisitions with a portion of the available cash as potential investment opportunities are identified. In the interim, the Company expects to invest its cash in a mixture of short to mid-term government and corporate debt obligations.

     The Company generally expects to generate sufficient cash from operations to cover ordinary capital expenditures, working capital requirements and dividend payments.

Spin-off and Merger

     In connection with the Transactions, Pulitzer made several one-time payments on March 18, 1999 which will be reflected in the Company's 1999 first quarter financial statements. Pulitzer paid a prepayment penalty of $17.2 million related to the prepayment of the long-term borrowings with Prudential. Pulitzer also paid the significant portion of approximately $35 million of professional fees and expenses related to the Transactions. Pulitzer also incurred expenses of approximately $48.5 million to satisfy management bonus agreements and to cash-out all outstanding employee stock options at the date of the Merger. As of March 18, 1999, approximately $4.8 million of the total $48.5 million of bonus and option expense was deferred and will be paid by the Company at a future date. The Company expects to realize tax benefits related to the long-term debt prepayment penalty, stock option cash-out payments and bonus payments.

     As a result of the Transactions, Pulitzer is required to recognize taxable gain in an amount equal to the excess of the fair market value of the Pulitzer Inc. Stock distributed to Pulitzer's stockholders in the Spin-off over Pulitzer's adjusted tax basis in such Pulitzer Inc. Stock immediately prior to the Spin-off (the "Spin-off Gain"). In the Merger Agreement, the Company agreed to be liable and indemnify Hearst-Argyle and its subsidiaries, on an after-tax basis, for any unpaid tax liabilities of Pulitzer attributable to tax periods ending on or before the date of the Merger (other than any tax arising as a result of the Merger not qualifying as a tax-free reorganization by reason of any action or inaction on the part of Hearst-Argyle after the Merger), including any tax liability of Pulitzer with respect to the realization of any Spin-off Gain. Current preliminary estimates indicate that the Spin-off Gain realized by Pulitzer would itself yield a tax liability not exceeding approximately $20 million (assuming the application of an effective 40% tax rate). Pulitzer's actual tax liability with respect to the Spin-off Gain, however, will be affected by several factors. These factors include the final determination for tax purposes of the fair market value of the Pulitzer Inc. Stock distributed to Pulitzer's stockholders in the Spin-off and Pulitzer's adjusted tax basis in such Pulitzer Inc. Stock immediately prior to the Spin-off. In addition, Pulitzer's actual tax liability with respect to the Spin-off Gain will be impacted by Pulitzer's other items of taxable income or loss for the short tax period ended March 18, 1999, including the one-time payments described in the immediately preceding paragraph.

     In connection with the September 1986 purchase of Pulitzer Class B common stock from certain selling stockholders (the "1986 Selling Stockholders"), Pulitzer agreed, under certain circumstances, to make an additional payment to the 1986 Selling Stockholders in the event of a Gross-Up Transaction (as defined herein). A "Gross-Up Transaction" was defined to mean, among other transactions,
(i) any merger, in any transaction or series of related transactions, of more than 85 percent of the voting securities or equity of Pulitzer pursuant to which holders of Pulitzer common stock receive securities other than Pulitzer common stock and (ii) any recapitalization, dividend or distribution, or series of related recapitalizations, dividends or distributions, in which holders of Pulitzer common stock receive securities (other than Pulitzer common stock) having a Fair Market Value (as defined herein) of not less than 33 1/3 percent of the Fair Market Value of the shares of Pulitzer common stock immediately prior to such transaction. The amount of the additional payment, if any, would equal (x) the product of (i) the amount by which the Transaction Proceeds (as

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION -- CONTINUED
defined herein) exceeds the Imputed Value (as defined herein) multiplied by (ii) the applicable percentage (i.e., 50 percent for the period from May 13, 1996 through May 12, 2001) multiplied by (iii) the number of shares of Pulitzer common stock issuable upon conversion of the shares of Pulitzer Class B common stock owned by the 1986 Selling Stockholders, adjusted for, among other things, stock dividends and stock splits; less (y) the sum of any additional payments previously received by the 1986 Selling Stockholders; provided, however, that in the event of any recapitalization, dividend or distribution, the amount by which the Transaction Proceeds exceeds the Imputed Value shall not exceed the amount paid or distributed pursuant to such recapitalization, dividend or distribution in respect of one share of Pulitzer common stock.

     The term "Transaction Proceeds" was defined to mean, in the case of a merger, the aggregate Fair Market Value (as defined herein) of the consideration received pursuant thereto by the holder of one share of Pulitzer common stock, and, in the case of a recapitalization, dividend or distribution, the aggregate Fair Market Value of the amounts paid or distributed in respect of one share of Pulitzer common stock plus the aggregate Fair Market Value of one share of Pulitzer common stock following such transaction. The "Imputed Value" for one share of Pulitzer common stock on a given date was defined to mean an amount equal to $28.82 compounded annually from May 12, 1986 to such given date at the rate of 15 percent per annum, the result of which is $154.19 at May 12, 1998. There was no specific provision for adjustment of the $28.82 amount, but if it were adjusted to reflect all stock dividends and stock splits of Pulitzer since September 30, 1986, it would now equal $15.72, which if compounded annually from May 12, 1986 at the rate of 15 percent per annum would now equal $84.11.

     "Fair Market Value," in the case of any consideration other than cash received in a Gross-Up Transaction, was defined to mean the fair market value thereof as agreed to by a valuation firm selected by Pulitzer and a valuation firm selected by the 1986 Selling Stockholders, or, if the two valuation firms do not agree on the fair market value, the fair market value of such consideration as determined by a third valuation firm chosen by the two previously selected valuation firms. Any such agreement or determination shall be final and binding on the parties.

     As a result of the foregoing, the amount of additional payments, if any, that may be payable by the Company with respect to the Merger and the distribution of Pulitzer Inc. Stock in the Spin-off (the "Distribution") cannot be determined at this time. However, if the Distribution were determined to be a Gross-Up Transaction and if the Fair Market Value of the Transaction Proceeds with respect to the Merger and the Distribution were determined to exceed the Imputed Value, then any additional payments to the 1986 Selling Stockholders would equal approximately $5.9 million for each $1.00 by which the Transaction Proceeds exceed the Imputed Value. Accordingly, depending on the ultimate resolution of the meaning and application of various provisions of the Gross-Up Transaction agreements, including the determination of Imputed Value and Fair Market Value of the Transaction Proceeds, in the opinion of the Company's management, the amount of an additional payment, if any, could be material to the consolidated financial statements of the Company. The additional payment, if any, to the 1986 Selling Stockholders will be recorded directly to additional paid-in capital as the payment of this contingent amount is a direct cost of the disposal of Pulitzer's Broadcasting Business.

     In the opinion of the Company's management, the amount of additional payment, if any, is not likely to have a material adverse effect on the Company's existing day-to-day newspaper publishing and related new media properties. The amount of additional payment, if any, will reduce, however, the amount of cash available to the Company to finance potential acquisition opportunities in the future.

     Pursuant to the Merger Agreement, the Company will indemnify Hearst-Argyle against losses related to: (i) on an after tax basis, certain tax liabilities, including (A) any transfer tax liability attributable to the Spin-off, (B) with certain exceptions, any tax liability of Pulitzer or any subsidiary of Pulitzer attributable to any tax period (or portion thereof) ending on or before the closing date of the Merger, including tax liabilities resulting from the Spin-off, and (C) any tax liability of the Company or any subsidiary of the Company; (ii) liabilities and obligations under any employee benefit plans not assumed by Hearst-Argyle; (iii) any

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION -- CONTINUED

liabilities for payments made pursuant to a Gross-Up Transaction; and (iv) certain other matters as set forth in the Merger Agreement.

Information Systems and the Year 2000

     The Year 2000 Issue is the result of information systems being designed using two digits rather than four digits to define the applicable year. As the Year 2000 approaches, such information systems may be unable to accurately process certain date-based information.

     In 1995, Pulitzer began reviewing and preparing its computer systems for the Year 2000. Generally, at Pulitzer's newspaper publishing locations, the following categories of computer systems were identified for assessment of Year 2000 compliance: pre-press systems, press systems, post-press systems, business systems, network systems, desktop PC systems, telecommunication systems and building systems. Significant sub-systems within these categories which were identified as non-compliant during the assessment phase represented aging hardware and software which would have required replacement in the near term irrespective of the Year 2000 Issue. Consequently, Pulitzer and the Company adopted a Year 2000 strategy which will replace the Company's significant non-compliant systems with new compliant systems prior to December 31, 1999.

     Pulitzer and the Company's strategy for achieving Year 2000 compliance was developed using a five phase plan as follows: (1) educate and plan; (2) assess;
(3) replace and renovate; (4) validate/test; and (5) implement. The Company has completed the planning and assessment phases and is in the process of replacing, testing and implementing new compliant systems (with some systems already implemented). The Company expects to have substantially all of the Year 2000 system changes implemented by March 31, 1999 at the Star, April 30, 1999 at the Post-Dispatch and September 30, 1999 at the PCN Group properties.

     The Company's current estimate of capital expenditures for new hardware and software to address Year 2000 issues, as well as to replace aging systems, is approximately $11.6 million. At December 31, 1998, approximately $2.4 million of the total capital expenditure estimate remains to be spent through the projected implementation dates. These amounts do not include either the internal staff costs of the Company's information technology department or the cost of minor Year 2000 system modifications, both of which are recorded as expense in the period incurred. Year 2000 modification costs for minor system issues are not expected to be significant. The Year 2000 related capital expenditures have been considered in the Company's normal capital budgeting process and will be funded through operating cash flows.

     In addition to addressing internal system issues, the Company is communicating with its major suppliers (including, but not limited, to newsprint, ink, telecommunication services and utilities) and selected customers to obtain assurance of their preparedness for the Year 2000. In general, questionnaires are being used to identify potential Year 2000 issues at these third parties which may impact the Company's business operations and require a remedy. In a significant portion of the responses received to date, material third parties have indicated that they are aware of the Year 2000 Issue and have developed and are currently implementing their respective plans to address Year 2000 issues. Throughout 1999, the Company, where appropriate, will follow-up and make more detailed inquiries of these material third parties as to the status of their respective Year 2000 plans.

     The Company believes that its plan for achieving Year 2000 compliance will be fully implemented by September 30, 1999. However, as it is not possible to anticipate all future outcomes, especially where third parties are involved, the Company is in the process of developing Year 2000 contingency plans for mission critical business and production systems.

     In the event that either the Company or the Company's suppliers and customers do not successfully implement their Year 2000 plans on a timely basis, the Company could experience business losses. In the most extreme case, publication of the Company's newspapers and on-line products, as well as the sale of advertising,

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION -- CONTINUED
could be interrupted and/or delayed. The extent of losses under such a scenario have not been estimated by the Company.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The primary raw material used in the Company's newspaper publishing operations is newsprint, representing approximately 20 percent of newspaper operating expenses. Pulitzer consumed approximately 100,000 metric tons of newsprint during 1998 at an average cost of approximately $582 per metric ton. Historically, newsprint has been subject to significant price fluctuations from year to year, unrelated in many cases to general economic conditions. In the last five years, Pulitzer's average cost per ton of newsprint has varied from a low of $452 per metric ton in 1994 to a high of $675 per metric ton in 1995. The Company attempts to obtain the best price available by combining newsprint purchases for its different newspaper locations but does not enter into derivative contracts in an attempt to reduce the impact of year to year price fluctuations on its consolidated newsprint expense.

     As a result of the Transactions on March 18, 1999, the Company had no outstanding debt and cash from the Transactions of approximately $550 million. Over time, the Company anticipates funding potential newspaper acquisitions with a portion of the available cash. In the interim, the Company expects to invest its cash in a mixture of short to mid-term government and corporate debt obligations. These investments will expose the Company to market risks that may cause the future value of such investments to be different than the original cost of such investments at the time of purchase.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The following consolidated financial statements of the Company and its subsidiaries are filed as part of this report. Supplementary unaudited data with respect to the quarterly results of operations of the Company are set forth in the Notes to Consolidated Financial Statements.

PULITZER INC. AND SUBSIDIARIES

     FINANCIAL STATEMENTS:

     Independent Auditors' Report

     Statements of Consolidated Income for each of the Three Years in the Period Ended December 31, 1998

     Statements of Consolidated Financial Position at December 31, 1998 and 1997

     Statements of Consolidated Stockholders' Equity for each of the Three Years in the Period Ended December 31, 1998

     Statements of Consolidated Cash Flows for each of the Three Years in the Period Ended December 31, 1998

     Notes to Consolidated Financial Statements for the Three Years in the Period Ended December 31, 1998

     FINANCIAL STATEMENT SCHEDULE:

     Independent Auditors' Report

     Schedule II -- Valuation and Qualifying Accounts and Reserves

                          INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Stockholders of PULITZER INC.:

     We have audited the accompanying statements of consolidated financial position of Pulitzer Inc. and subsidiaries as of December 31, 1998 and 1997, and the related consolidated statements of income, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the companies at December 31, 1998 and 1997, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1998 in conformity with generally accepted accounting principles.

DELOITTE & TOUCHE LLP

Saint Louis, Missouri
March 18, 1999

                         PULITZER INC. AND SUBSIDIARIES

                       STATEMENTS OF CONSOLIDATED INCOME

                                                                     YEARS ENDED DECEMBER 31,
                                                             -----------------------------------------
                                                                1998           1997           1996
                                                             -----------    -----------    -----------
                                                             (IN THOUSANDS, EXCEPT EARNINGS PER SHARE)
OPERATING REVENUES -- NET:
  Advertising............................................     $240,721       $227,817       $191,939
  Circulation............................................       88,075         87,611         81,434
  Other..................................................       44,128         42,541         35,723
                                                              --------       --------       --------
     Total operating revenues............................      372,924        357,969        309,096
                                                              --------       --------       --------
OPERATING EXPENSES OPERATIONS:
  Operations.............................................      150,266        145,730        139,259
  Selling, general and administrative....................      139,148        132,238        114,628
  General corporate expense..............................        5,806          6,007          5,532
  St. Louis Agency adjustment (Note 3)...................       20,729         19,450         13,972
  Depreciation and amortization..........................       14,054         13,007          8,660
                                                              --------       --------       --------
     Total operating expenses............................      330,003        316,432        282,051
                                                              --------       --------       --------
  Operating income.......................................       42,921         41,537         27,045
  Interest income........................................        4,967          4,391          4,509
  Net other expense......................................         (817)          (942)        (5,870)
                                                              --------       --------       --------
INCOME FROM CONTINUING OPERATIONS BEFORE PROVISION FOR
  INCOME TAXES...........................................       47,071         44,986         25,684
PROVISION FOR INCOME TAXES (Note 10).....................       20,055         19,227         10,892
                                                              --------       --------       --------
INCOME FROM CONTINUING OPERATIONS........................       27,016         25,759         14,792
INCOME FROM DISCONTINUED OPERATIONS, NET OF TAX (Note
  4).....................................................       49,268         40,269         42,708
                                                              --------       --------       --------
NET INCOME...............................................     $ 76,284       $ 66,028       $ 57,500
                                                              ========       ========       ========
BASIC EARNINGS PER SHARE OF STOCK (Note 13):
  Income from continuing operations......................     $   1.21       $   1.17       $   0.67
  Income from discontinued operations....................         2.20           1.82           1.95
                                                              --------       --------       --------
  Earnings per share.....................................     $   3.41       $   2.99       $   2.62
                                                              ========       ========       ========
  Weighted average number of shares outstanding..........       22,381         22,110         21,926
                                                              ========       ========       ========
DILUTED EARNINGS PER SHARE OF STOCK (Note 13):
  Income from continuing operations......................     $   1.19       $   1.15       $   0.66
  Income from discontinued operations....................         2.16           1.79           1.92
                                                              --------       --------       --------
  Earnings per share.....................................     $   3.35       $   2.94       $   2.58
                                                              ========       ========       ========
  Weighted average number of shares outstanding..........       22,753         22,452         22,273
                                                              ========       ========       ========

          See accompanying notes to consolidated financial statements.

                         PULITZER INC. AND SUBSIDIARIES

                 STATEMENTS OF CONSOLIDATED FINANCIAL POSITION

                                                                    DECEMBER 31,
                                                                --------------------
                                                                  1998        1997
                                                                --------    --------
                                                                   (IN THOUSANDS)
ASSETS
CURRENT ASSETS:
  Cash and cash equivalents.................................    $110,171    $ 62,749
  Trade accounts receivable (less allowance for doubtful
     accounts of $1,722 and $1,626).........................      42,658      35,002
  Inventory.................................................       2,587       5,265
  Prepaid expenses and other................................      12,564      11,587
                                                                --------    --------
     Total current assets...................................     167,980     114,603
                                                                --------    --------
PROPERTIES:
  Land......................................................       5,536       5,991
  Buildings.................................................      43,511      39,446
  Machinery and equipment...................................      98,848      89,484
  Construction in progress..................................       8,442       4,042
                                                                --------    --------
     Total..................................................     156,337     138,963
Less accumulated depreciation...............................      72,186      64,166
                                                                --------    --------
     Properties -- net......................................      84,151      74,797
                                                                --------    --------
INTANGIBLE AND OTHER ASSETS:
  Intangible assets -- net of amortization (Notes 5 and
     6).....................................................     197,154     185,124
  Receivable from The Herald Company (Notes 3 and 9)........      38,683      39,733
  Net assets of Broadcasting Business (Note 4)..............      35,717      36,069
  Other.....................................................      22,708      13,985
                                                                --------    --------
     Total intangible and other assets......................     294,262     274,911
                                                                --------    --------
       TOTAL................................................    $546,393    $464,311
                                                                ========    ========

                                                                     (Continued)

                         PULITZER INC. AND SUBSIDIARIES

                 STATEMENTS OF CONSOLIDATED FINANCIAL POSITION

                                                                    DECEMBER 31,
                                                                --------------------
                                                                  1998        1997
                                                                --------    --------
                                                                   (IN THOUSANDS)
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
  Trade accounts payable....................................    $ 12,253    $ 12,193
  Salaries, wages and commissions...........................      10,911      10,523
  Income taxes payable......................................       2,832       3,070
  Pension obligations (Note 8)..............................         184         348
  Acquisition payable.......................................       9,707       9,804
  Other.....................................................       7,418       2,835
                                                                --------    --------
     Total current liabilities..............................      43,305      38,773
                                                                --------    --------
PENSION OBLIGATIONS (Note 8)................................      23,625      21,165
                                                                --------    --------
POSTRETIREMENT AND POSTEMPLOYMENT BENEFIT OBLIGATIONS (Note
  9)........................................................      88,397      89,350
                                                                --------    --------
OTHER LONG-TERM LIABILITIES.................................       5,709       4,246
                                                                --------    --------
COMMITMENTS AND CONTINGENCIES (Note 14)
STOCKHOLDERS' EQUITY (Note 11):
  Preferred stock, $.01 par value; 25,000,000 shares
     authorized; issued and outstanding -- none
  Common stock, $.01 par value; 100,000,000 shares
     authorized; issued -- 7,242,974 in 1998 and 6,797,895
     in 1997................................................          72          68
  Class B common stock, convertible, $.01 par value;
     50,000,000 shares authorized; issued -- 27,019,880 in
     1998 and 27,125,247 in 1997............................         270         271
  Additional paid-in capital................................     151,574     135,542
  Retained earnings.........................................     422,329     362,828
  Accumulated other comprehensive income....................        (915)
                                                                --------    --------
     Total..................................................     573,330     498,709
Treasury stock -- at cost; 25,519 and 24,660 shares of
  common stock in 1998 and 1997, respectively, and
  11,700,850 shares of Class B common stock in 1998 and
  1997......................................................    (187,973)   (187,932)
                                                                --------    --------
     Total stockholders' equity.............................     385,357     310,777
                                                                --------    --------
       TOTAL................................................    $546,393    $464,311
                                                                ========    ========

                                                                     (Concluded)

          See accompanying notes to consolidated financial statements.

                         PULITZER INC. AND SUBSIDIARIES

                       STATEMENTS OF STOCKHOLDERS' EQUITY

                                                                                  ACCUMULATED
                                               CLASS B   ADDITIONAL                  OTHER                       TOTAL
                                      COMMON   COMMON     PAID-IN     RETAINED   COMPREHENSIVE   TREASURY    STOCKHOLDERS'
                                      STOCK     STOCK     CAPITAL     EARNINGS      INCOME         STOCK        EQUITY
                                      ------   -------   ----------   --------   -------------   ---------   -------------
                                                                         (IN THOUSANDS)
BALANCES AT JANUARY 1, 1996.........   $47      $205      $125,539    $260,816       $  --       $(187,836)    $198,771
  Issuance of common stock grants...                            76                                                   76
  Common stock options exercised....     1                   2,166                                                2,167
  Conversion of Class B common stock
    to common stock.................     1        (1)
  Tax benefit from stock options
    exercised.......................                         1,476                                                1,476
  Net income........................                                   57,500                                    57,500
  Cash dividends declared $0.46 per
    share of common and Class B
    common..........................                                  (10,033)                                  (10,033)
  Purchase of treasury stock........                                                                   (20)         (20)
  Four for three stock split in the
    form of a 33.3 percent stock
    dividend (Note 11)..............    16        68           (84)
                                       ---      ----      --------    --------       -----       ---------     --------
BALANCES AT DECEMBER 31, 1996.......    65       272       129,173    308,283                     (187,856)     249,937
  Issuance of common stock grants...                            70                                                   70
  Common stock options exercised....     2                   3,297                                                3,299
  Conversion of Class B common stock
    to common stock.................     1        (1)
  Common stock issued under Employee
    Stock Purchase Plan.............                           322                                                  322
  Tax benefit from stock options
    exercised.......................                         2,680                                                2,680
  Net income........................                                   66,028                                    66,028
  Cash dividends declared $0.52 per
    share of common and Class B
    common..........................                                  (11,483)                                  (11,483)
  Purchase of treasury stock........                                                                   (76)         (76)
                                       ---      ----      --------    --------       -----       ---------     --------
BALANCES AT DECEMBER 31, 1997.......    68       271       135,542    362,828                     (187,932)     310,777
  Issuance of common stock grants...                            68                                                   68
  Common stock options exercised....     3                   7,182                                                7,185
  Conversion of Class B common stock
    to common stock.................     1        (1)
  Common stock issued under Employee
    Stock Purchase Plan.............                         1,370                                                1,370
  Tax benefit from stock options
    exercised.......................                         7,412                                                7,412
  Comprehensive income:
  Net income........................                                   76,284                                    76,284
  Other comprehensive income, net of
    tax-minimum pension liability
    adjustment......................                                                  (915)                        (915)
                                                                                                               --------
  Comprehensive income..............                                                                             75,369
                                                                                                               --------
  Cash dividends declared $0.75 per
    share of common and Class B
    common..........................                                  (16,783)                                  (16,783)
  Purchase of treasury stock........                                                                   (41)         (41)
                                       ---      ----      --------    --------       -----       ---------     --------
BALANCES AT DECEMBER 31, 1998.......   $72      $270      $151,574    $422,329       $(915)      $(187,973)    $385,357
                                       ===      ====      ========    ========       =====       =========     ========

                                                                     (Continued)

          See accompanying notes to consolidated financial statements.

                         PULITZER INC. AND SUBSIDIARIES

                       STATEMENTS OF STOCKHOLDERS' EQUITY

                                                                                 CLASS B COMMON
                                                            COMMON STOCK             STOCK
                                                         ------------------    ------------------
                                                                   HELD IN               HELD IN
                                                         ISSUED    TREASURY    ISSUED    TREASURY
                                                         ------    --------    ------    --------
                                                                      (IN THOUSANDS)
SHARE ACTIVITY:
BALANCES AT JANUARY 1, 1996..........................    4,704       (17)      20,474     (8,776)
  Issuance of common stock grants....................        2
  Common stock options exercised.....................      140
  Conversion of Class B common stock to common
     stock...........................................       84                    (84)
  Four for three split in the form of a 33.3 percent
     stock dividend (Note 11)........................    1,568        (6)       6,825     (2,925)
                                                         -----       ---       ------    -------
BALANCES AT DECEMBER 31, 1996........................    6,498       (23)      27,215    (11,701)
  Issuance of common stock grants....................        1
  Common stock options exercised.....................      202
  Conversion of Class B common stock to common
     stock...........................................       90                    (90)
  Common stock issued under Employee Stock Purchase
     Plan............................................        7
  Purchase of treasury stock.........................                 (2)
                                                         -----       ---       ------    -------
BALANCES AT DECEMBER 31, 1997........................    6,798       (25)      27,125    (11,701)
  Issuance of common stock grants....................        1
  Common stock options exercised.....................      318
  Conversion of Class B common stock to common
     stock...........................................      105                   (105)
  Common stock issued under Employee Stock Purchase
     Plan............................................       21
  Purchase of treasury stock.........................                 (1)
                                                         -----       ---       ------    -------
BALANCES AT DECEMBER 31, 1998........................    7,243       (26)      27,020    (11,701)
                                                         =====       ===       ======    =======

                                                                     (Concluded)

          See accompanying notes to consolidated financial statements.

                         PULITZER INC. AND SUBSIDIARIES
                     STATEMENTS OF CONSOLIDATED CASH FLOWS

                                                                 YEARS ENDED DECEMBER 31,
                                                              ------------------------------
                                                                1998       1997       1996
                                                              --------   --------   --------
CONTINUING OPERATIONS
CASH FLOWS FROM OPERATING ACTIVITIES:
  Income from continuing operations.........................  $ 27,016   $ 25,759   $ 14,792
  Adjustments to reconcile net income to net cash provided
     by operating activities:
     Depreciation...........................................     7,959      7,175      5,623
     Amortization...........................................     6,095      5,832      3,037
     Deferred income taxes..................................    (1,400)    (1,328)    (1,100)
     Changes in assets and liabilities (net of the effects
       of the purchase and sale of properties) which
       provided (used) cash:
       Trade accounts receivable............................    (6,701)    (2,692)    (4,079)
       Inventory............................................     2,743       (289)     3,017
       Other assets.........................................     4,642     (3,652)     9,839
       Trade accounts payable and other liabilities.........     2,217      3,120     (2,490)
       Income taxes payable.................................      (238)     1,803       (239)
                                                              --------   --------   --------
NET CASH PROVIDED BY OPERATING ACTIVITIES...................    42,333     35,728     28,400
                                                              --------   --------   --------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures......................................   (15,269)   (15,215)    (6,433)
  Purchase of publishing properties, net of cash acquired...   (23,055)             (203,306)
  Investment in joint ventures and limited partnerships.....    (3,900)    (3,292)    (1,233)
  Sale of assets, net of cash sold..........................     2,590                 2,152
  Decrease (increase) in notes receivable...................        (1)     4,979     (4,904)
                                                              --------   --------   --------
NET CASH USED IN INVESTING ACTIVITIES.......................   (39,635)   (13,528)  (213,724)
                                                              --------   --------   --------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Dividends paid............................................   (13,409)   (11,483)   (10,033)
  Proceeds from exercise of stock options...................     7,185      3,299      2,167
  Proceeds from employee stock purchase plan................     1,370        322
  Purchase of treasury stock................................       (41)       (76)       (20)
                                                              --------   --------   --------
NET CASH USED IN FINANCING ACTIVITIES.......................    (4,895)    (7,938)    (7,886)
                                                              --------   --------   --------
CASH PROVIDED BY (USED IN) CONTINUING OPERATIONS............    (2,197)    14,262   (193,210)
                                                              --------   --------   --------

                                                                 YEARS ENDED DECEMBER 31,
                                                              ------------------------------
                                                                1998       1997       1996
                                                              --------   --------   --------
DISCONTINUED OPERATIONS
  Operating activities......................................    73,254     57,757     62,379
  Investing activities......................................   (10,930)   (17,617)   (16,292)
  Financing activities......................................   (12,705)   (64,705)   119,795
                                                              --------   --------   --------
CASH PROVIDED BY (USED IN) DISCONTINUED OPERATIONS..........    49,619    (24,565)   165,882
                                                              --------   --------   --------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS........    47,422    (10,303)   (27,328)
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR..............    62,749     73,052    100,380
                                                              --------   --------   --------
CASH AND CASH EQUIVALENTS AT END OF YEAR....................  $110,171   $ 62,749   $ 73,052
                                                              ========   ========   ========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Cash paid (received) during the year for:
     Interest paid..........................................  $ 13,789   $ 17,469   $  9,716
     Interest received......................................    (4,898)    (4,574)    (4,872)
     Income taxes...........................................    46,653     45,110     38,530
     Income tax refunds.....................................      (983)    (1,108)      (195)

          See accompanying notes to consolidated financial statements.

                         PULITZER INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996

1. BASIS OF PRESENTATION

     Pulitzer Publishing Company ("Pulitzer"), Pulitzer Inc. and Hearst-Argyle Television, Inc. ("Hearst-Argyle") entered into an Amended and Restated Agreement and Plan of Merger, dated as of May 25, 1998 (the "Merger Agreement"), pursuant to which Hearst-Argyle agreed to acquire Pulitzer's Broadcasting Business (see Note 4) (the "Merger"). On March 17, 1999, the stockholders of Pulitzer and Hearst-Argyle approved the Merger Agreement and related proposals concerning the Spin-off (as defined below) and the Merger (the Spin-off and Merger are collectively referred to as the "Transactions"). On March 18, 1999, in connection with the Transactions, Pulitzer cancelled all shares of common and Class B common stock held in treasury (see Note 11), prepaid its existing long-term debt borrowings (see Note 7) and paid certain transaction costs using a portion of the proceeds from $700 million of New Debt (as defined in Note 7). Pulitzer then contributed the balance of the proceeds of the New Debt, together with its newspaper publishing and related new media assets and liabilities, to Pulitzer Inc. pursuant to a Contribution and Assumption Agreement (the "Contribution").

     Immediately following the Contribution, Pulitzer distributed to each holder of Pulitzer common stock one fully-paid and nonassessable share of Pulitzer Inc. common stock for each share of Pulitzer common stock held and to each holder of Pulitzer Class B common stock one fully-paid and nonassessable share of Pulitzer Inc. Class B common stock for each share of Pulitzer Class B common stock held (the "Distribution"). As a result, the number of outstanding shares of each class of stock of Pulitzer Inc. immediately after the Distribution was identical to Pulitzer before the Distribution (see Note 11). The Contribution and Distribution collectively constitute the "Spin-off."

     Immediately following the Spin-off, Pulitzer, consisting of the Broadcasting Business and the New Debt, was merged with and into Hearst-Argyle. Pursuant to the Merger Agreement, Hearst-Argyle agreed to assume the New Debt in connection with the Merger.

     As a result of the Transactions, Pulitzer Inc. is the continuing stockholder interest for financial reporting purposes. Results of Pulitzer Inc.'s newspaper publishing and related new media businesses are reported as continuing operations in the statements of consolidated income. The results of the Broadcasting Business owned by Pulitzer prior to the Merger are reported as discontinued operations (see Note 4). The defined term "Company" is used to refer to Pulitzer Publishing Company prior to the Transactions and Pulitzer Inc. subsequent to the Transactions.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Basis of Consolidation -- The consolidated financial statements include the accounts of the Company and its subsidiary companies, all of which are wholly-owned. All significant intercompany transactions have been eliminated from the consolidated financial statements.

     Fiscal Year -- The Company's fiscal year ends on the last Sunday of the calendar year. For ease of presentation, the Company has used December 31 as the year-end.

     Cash Equivalents -- For purposes of reporting cash flows, the Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

     Inventory Valuation -- Inventory, which consists primarily of newsprint, is stated at the lower of cost (determined primarily using the last-in, first-out method) or market. If the first-in, first-out cost method had been used, inventory would have been $365,000 and $805,000 higher than reported at December 31, 1998 and 1997, respectively. Ink and other miscellaneous supplies are expensed as purchased.

     Program Rights -- Program rights represent license agreements for the right to broadcast feature programs, program series and other syndicated programs over limited license periods and are presented in the

                         PULITZER INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
          YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996 -- (CONTINUED)

consolidated balance sheet at the lower of unamortized cost or estimated net realizable value. The total gross cost of each agreement is recorded as an asset and liability when the license period begins and all of the following conditions have been met: (a) the cost of the agreement is known or reasonably determinable, (b) the program material has been accepted in accordance with the conditions of the license agreement and (c) the program is available for broadcast. Payments are made in installments as provided for in the license agreements. Program rights expected to be amortized in the succeeding year and payments due within one year are classified as current assets and current liabilities, respectively.

     Program rights covering periods of less than one year are amortized on a straight-line basis as the programs are broadcast. Program rights covering periods greater than one year are generally amortized as a package or series over the license period using an accelerated method. When a determination is made that either the unamortized cost of a program exceeds its estimated net realizable value or a program will not be used prior to the expiration of the license agreement, appropriate adjustments are made to charge unamortized amounts to operations.

     Property and Depreciation -- Property is recorded at cost. Depreciation is computed using the straight-line method over the estimated useful lives of the individual assets. Buildings are depreciated over 20 to 50 years and all other property over lives ranging from 3 to 15 years.

     Intangible Assets -- Intangibles consisting of goodwill, FCC licenses and network affiliations acquired subsequent to the effective date of Accounting Principles Board Opinion No. 17 ("Opinion No. 17") are being amortized over lives of either 15 or 40 years while all other intangible assets are being amortized over lives ranging from 4 to 23 years. Intangibles in the amount of $1,520,000, related to acquisitions prior to the effective date of Opinion No. 17, are not being amortized because, in the opinion of management, their value is of undeterminable duration. In addition, the intangible asset relating to the Company's additional minimum pension liability under Statement of Financial Accounting Standards No. 87 is adjusted annually, as necessary, when a new determination of the amount of the additional minimum pension liability is made.

     Long-Lived Assets -- The Company considers the possible impairment of its properties and intangible assets whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Management periodically evaluates the recoverability of long-lived assets by reviewing the current and projected undiscounted cash flows of each of its properties. If a permanent impairment is deemed to exist, any write-down would be charged to operations. For the periods presented, there has been no impairment.

     Employee Benefit Plans -- The Company and its subsidiaries have several noncontributory defined benefit pension plans covering a significant portion of their employees. Benefits under the plans are generally based on salary and years of service. The Company's liability and related expense for benefits under the plans are recorded over the service period of active employees based upon annual actuarial calculations. Plan funding strategies are influenced by tax regulations. Plan assets consist primarily of government bonds and corporate equity securities.

     The Company provides retiree medical and life insurance benefits under varying postretirement plans at several of its operating locations. In addition, the Company provides postemployment disability benefits to certain former employee groups prior to retirement. The significant portion of these benefits results from plans at the St. Louis Post-Dispatch. The Company's liability and related expense for benefits under the postretirement plans are recorded over the service period of active employees based upon annual actuarial calculations. The Company accrues postemployment disability benefits when it becomes probable that such benefits will be paid and when sufficient information exists to make reasonable estimates of the amounts to be paid. All of the Company's postretirement and postemployment benefits are funded on a pay-as-you-go basis.

                         PULITZER INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
          YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996 -- (CONTINUED)

     Income Taxes -- Deferred tax assets and liabilities are recorded for the expected future tax consequences of events that have been included in either the financial statements or tax returns of the Company. Under this asset and liability approach, deferred tax assets and liabilities are determined based on temporary differences between the financial statement and tax bases of assets and liabilities by applying enacted statutory tax rates applicable to future years in which the differences are expected to reverse.

     Stock-Based Compensation Plans -- Effective January 1, 1996, the Company adopted the disclosure requirements of Statement of Financial Accounting Standards No. 123 ("SFAS 123"), Accounting for Stock-Based Compensation. The new standard defines a fair value method of accounting for stock options and similar equity instruments. Under the fair value method, compensation cost is measured at the grant date based on the fair value of the award and is recognized over the service period, which is usually the vesting period. Pursuant to the new standard, companies are encouraged, but not required, to adopt the fair value method of accounting for employee stock-based transactions. Companies are also permitted to continue to account for such transactions under Accounting Principles Board Opinion No. 25 ("APB 25"), Accounting for Stock Issued to Employees, but are required to disclose pro forma net income and, if presented, earnings per share as if the company had applied the new method of accounting. The accounting requirements of the new method are effective for all employee awards granted after the beginning of the fiscal year of adoption, whereas the disclosure requirements apply to all awards granted subsequent to December 31, 1994. The Company continues to recognize and measure compensation for its restricted stock and stock option plans in accordance with the existing provisions of APB 25.

     Earnings Per Share of Stock -- Basic earnings per share of stock is computed using the weighted average number of common and Class B common shares outstanding during the applicable period. Diluted earnings per share of stock is computed using the weighted average number of common and Class B common shares outstanding and common stock equivalents. (see Note 13)

     Recently Adopted Accounting Standards -- During 1998, the Company adopted Statement of Financial Accounting Standards No. 130, Reporting Comprehensive Income. This statement establishes standards for the reporting and display of comprehensive income and its components. The consolidated financial statements have been modified to include a calculation of comprehensive income in the statement of stockholders' equity and to include an accumulated balance of other comprehensive income in the equity section of the statement of consolidated financial position. In 1998, an adjustment to the Company's minimum pension liability reduced other comprehensive income by $915,000, net of a deferred tax benefit of $588,000.

     During 1998, the Company also adopted Statement of Financial Accounting Standards No. 131, Disclosures about Segments of an Enterprise and Related Information. This statement establishes standards for the way that public businesses report information about operating segments and for related disclosures about products, services, geographic areas and major customers. Prior to the Transactions (see Note 1), the Company's operations included both a publishing and broadcasting segment. As a result of the Transactions, the broadcasting segment has been presented as a discontinued operation in the consolidated financial statements with detail segment disclosures included in
Note 4. Segment disclosures for the Company's remaining operating segment, publishing, are presented in the consolidated financial statements as continuing operations. See additional publishing segment disclosures included in Note 16.

     During 1998, the Company also adopted Statement of Financial Accounting Standards No. 132, Employers' Disclosures about Pensions and Other Postretirement Benefits. This statement revises employers' disclosures about pensions and other postretirement benefit plans but does not change the measurement or recognition of those plans. (see Notes 8 and 9)

     Derivative Instruments and Hedging Activities -- In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments

                         PULITZER INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
          YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996 -- (CONTINUED)

and Hedging Activities ("SFAS 133"). SFAS 133 provides comprehensive and consistent standards for the recognition and measurement of derivative and hedging activities. It requires that derivatives be recorded on the statement of consolidated financial position at fair value and establishes criteria for hedges of changes in the fair value of assets, liabilities or firm commitments, hedges of variable cash flows of forecasted transactions, and hedges of foreign currency exposures of net investments in foreign operations. Changes in the fair value of derivatives that do not meet the criteria for hedges would be recognized in the statement of consolidated income. This statement will be effective for the Company beginning January 1, 2000. The Company is evaluating SFAS No. 133 and has not determined its effect on the consolidated financial statements.

     Use of Management Estimates -- The preparation of financial statements in conformity with generally accepted accounting principles requires that management make certain estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements. The reported amounts of revenues and expenses during the reporting period may also be affected by the estimates and assumptions management is required to make. Actual results may differ from those estimates.

     Reclassifications -- Certain reclassifications have been made to the 1997 and 1996 consolidated financial statements to conform with the 1998 presentation.

3. AGENCY AGREEMENTS

     An agency operation between the Company and The Herald Company is conducted under the provisions of an Agency Agreement, dated March 1, 1961, as amended. For many years, the St. Louis Post-Dispatch (published by the Company) was the afternoon and Sunday newspaper serving St. Louis, and the Globe-Democrat (formerly published by The Herald Company) was the morning paper and also published a weekend edition. Although separately owned, from 1961 through February 1984, the publication of both the Post-Dispatch and the Globe-Democrat was governed by the St. Louis Agency Agreement. From 1961 to 1979, the two newspapers controlled their own news, editorial, advertising, circulation, accounting and promotion departments and Pulitzer managed the production and printing of both newspapers. In 1979, Pulitzer assumed full responsibility for advertising, circulation, accounting and promotion for both newspapers. In February 1984, after a number of years of unfavorable financial results at the St. Louis Agency, the Globe-Democrat was sold by The Herald Company and the St. Louis Agency Agreement was revised to eliminate any continuing relationship between the two newspapers and to permit the repositioning of the daily Post-Dispatch as a morning newspaper. Following the renegotiation of the St. Louis Agency Agreement at the time of the sale of the Globe-Democrat, The Herald Company retained the contractual right to receive one-half the profits (as defined), and the obligation to share one-half the losses (as defined), of the operations of the St. Louis Agency, which from February 1984 forward consisted solely of the publication of the Post-Dispatch. The St. Louis Agency Agreement also provides for The Herald Company to share one-half the cost of, and to share in a portion of the proceeds from the sale of, capital assets used in the production of the Post-Dispatch. Under the St. Louis Agency Agreement, Pulitzer supervises, manages and performs all activities relating to the day-to-day publication of the Post-Dispatch and is solely responsible for the news and editorial policies of the newspaper. The consolidated financial statements of the Company include all the operating revenues and expenses of the St. Louis Agency relating to the Post-Dispatch.

     In Tucson, Arizona, a separate partnership, TNI Partners, ("TNI"), acting as agent for the Star (a newspaper owned by the Company) and the Citizen (a newspaper owned by Gannett Co., Inc.), is responsible for printing, delivery, advertising, and circulation of the Star and the Citizen. TNI collects all of the receipts and income relating to the Star and the Citizen and pays all operating expenses incident to the partnership's operations and publication of the newspapers. Each newspaper is solely responsible for its own news and

                         PULITZER INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
          YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996 -- (CONTINUED)

editorial content. Net income or net loss of TNI is generally allocated equally to the Star and the Citizen. The Company's consolidated financial statements include its share of TNI's revenues and expenses.

4. DISCONTINUED OPERATIONS

     Discontinued operations represent the Broadcasting Business of the Company prior to the Merger, as follows: Pulitzer Broadcasting Company, a wholly-owned subsidiary of the Company, and its wholly-owned subsidiaries, WESH Television, Inc.; WDSU Television, Inc.; and KCCI Television, Inc. (collectively "Broadcasting" or "Broadcasting Business"), that own and operate nine network-affiliated television stations and five radio stations. Broadcasting's television properties represent market sizes from Omaha, Nebraska to Orlando, Florida and include operations in the northeast, southeast, midwest and southwest. Three of Broadcasting's five radio stations, representing the significant portion of its radio operations, are located in Phoenix, Arizona.

     The assets and liabilities of the Broadcasting Business are classified in the statements of consolidated financial position as "Net Assets of Broadcasting Business" and consist of the following:

                                                                   DECEMBER 31,
                                                                ------------------
                                                                 1998       1997
                                                                -------    -------
                                                                  (IN THOUSANDS)
ASSETS
Trade accounts receivable (less allowance for doubtful
  accounts of $597
  and $785).................................................    $47,244    $50,880
Program rights..............................................      8,425      7,866
Other current assets........................................      1,115      1,260
                                                                -------    -------
  Total current assets......................................     56,784     60,006
                                                                -------    -------
Properties:
  Land......................................................     10,254     10,163
  Buildings.................................................     48,508     44,769
  Machinery and equipment...................................    138,351    135,629
  Construction in progress..................................      2,177      3,282
                                                                -------    -------
     Total..................................................    199,290    193,843
  Less accumulated depreciation.............................    115,776    106,826
                                                                -------    -------
     Properties -- net......................................     83,514     87,017
                                                                -------    -------
Intangible assets:
  FCC Licenses and network affiliations.....................    114,403    114,376
  Goodwill..................................................      6,960      6,960
  Other intangibles.........................................     42,491     42,491
                                                                -------    -------
     Total..................................................    163,854    163,827
  Less accumulated amortization.............................     69,037     61,334
                                                                -------    -------
     Intangible assets -- net...............................     94,817    102,493
                                                                -------    -------
Other assets................................................      8,348      7,172
                                                                -------    -------
  Total assets of Broadcasting Business.....................    243,463    256,688
                                                                -------    -------

                         PULITZER INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
          YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996 -- (CONTINUED)

                                                                   DECEMBER 31,
                                                                ------------------
                                                                 1998       1997
                                                                -------    -------
                                                                  (IN THOUSANDS)
LIABILITIES
Trade accounts payable and accrued expenses.................      9,255     10,226
Current portion of long-term debt (Note 7)..................     12,705     12,705
Interest payable............................................      5,301      5,677
Program contracts payable...................................      7,955      7,907
                                                                -------    -------
  Total current liabilities.................................     35,216     36,515
Long-term debt (Note 7).....................................    160,000    172,705
Pension obligations (Note 8)................................      6,951      5,544
Postretirement benefit obligations (Note 9).................      2,762      2,556
Other long term liabilities.................................      2,817      3,299
Commitments and contingencies (Note 14)
                                                                -------    -------
  Total liabilities of Broadcasting Business................    207,746    220,619
                                                                -------    -------
NET ASSETS OF BROADCASTING BUSINESS.........................    $35,717    $36,069
                                                                =======    =======

     The net income from operations of the Broadcasting Business, without allocation of any general corporate expense, is reflected in the statements of consolidated income as "Income from Discontinued Operations" and is summarized as follows:

                                                                 YEARS ENDED DECEMBER 31,
                                                             --------------------------------
                                                               1998        1997        1996
                                                             --------    --------    --------
                                                                      (IN THOUSANDS)
Operating revenues.......................................    $239,746    $227,016    $224,992
Operating income.........................................      94,362      82,180      83,246
Interest expense.........................................      13,503      16,081      13,592
Income before provision for income taxes.................      80,859      66,109      70,088
Provision for income taxes (Note 10).....................      31,591      25,830      27,380
Net income...............................................      49,268      40,269      42,708
Depreciation and amortization............................      21,048      23,447      22,442

5. ACQUISITION OF PROPERTIES

     During 1996, the Company acquired in a purchase transaction all of the stock of Scripps League Newspapers, Inc. ("Scripps League"), a privately owned publisher of community newspapers serving smaller markets, primarily in the West and Midwest. The purchase price of approximately $216 million (including acquisition costs) included all of the operating assets of the newspapers, working capital of approximately $6 million and intangibles. The acquisition was financed by long-term borrowings of $135 million (the balance of which has been allocated to Broadcasting and is included in "Net Assets of Broadcasting Business" in the statements of consolidated financial position (see Note 4)) and cash of approximately $81 million (approximately $69 million net of cash acquired). The results of the operations of Scripps League for the period subsequent to June 30, 1996 are included in the Company's statements of consolidated income.

     The following supplemental unaudited pro forma information shows the results of operations of the Company for the year ended December 31, 1996 adjusted for the acquisition of Scripps League, assuming such transaction and the related debt financing had been consummated at the beginning of 1996. The

                         PULITZER INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
          YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996 -- (CONTINUED)

unaudited pro forma financial information is not necessarily indicative either of results of operations that would have occurred had the transaction occurred at the beginning of 1996 or of future results of operations.

YEAR ENDED DECEMBER 31, 1996                                  (UNAUDITED)
IN THOUSANDS, EXCEPT PER SHARE DATA:                          -----------
Operating revenues -- net...................................   $341,923
Operating income............................................     30,414
Income from continuing operations...........................     14,771
Income from discontinued operations.........................     39,748
Net income..................................................     54,519
Basic earnings per share of stock:
  Continuing operations.....................................   $   0.67
  Discontinued operations...................................       1.82
                                                               --------
  Basic earnings per share..................................   $   2.49
                                                               ========
Diluted earnings per share of stock:
  Continuing operations.....................................   $   0.66
  Discontinued operations...................................       1.79
                                                               --------
  Diluted earnings per share................................   $   2.45
                                                               ========

     In October 1998, the Company acquired, in a purchase transaction, the Troy Daily News, Inc., the publisher of a daily afternoon and Sunday morning newspaper located in Troy, Ohio, for approximately $20.7 million, including approximately $700,000 of working capital. The pro forma impact of the acquisition on the Company's results of operations was not material.

6. INTANGIBLE ASSETS

     Intangible assets consist of the following:

                                                                    DECEMBER 31,
                                                                --------------------
                                                                  1998        1997
                                                                --------    --------
                                                                   (IN THOUSANDS)
Goodwill....................................................    $186,051    $171,395
Intangible pension asset (Note 8)...........................       2,006       2,320
Other.......................................................      24,995      21,433
                                                                --------    --------
     Total..................................................     213,052     195,438
Less accumulated amortization...............................      15,898      10,024
                                                                --------    --------
Total intangible assets -- net..............................    $197,154    $185,124
                                                                ========    ========

7. FINANCING ARRANGEMENTS

     On March 17, 1999, Pulitzer borrowed $700,000,000 from Chase Manhattan Bank pursuant to a short-term borrowing agreement (the "New Debt"). On March 18, 1999, Pulitzer used a portion of the proceeds from the New Debt to repay its existing long-term debt with The Prudential Insurance Company of America and to pay a related prepayment penalty of approximately $17,207,000. The New Debt was subsequently assumed by Hearst-Argyle at the time of the Merger. Accordingly, all long-term debt balances and related

                         PULITZER INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
          YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996 -- (CONTINUED)

interest expense of Pulitzer prior to the Transactions have been allocated to the Broadcasting Business and reported as discontinued operations in the consolidated financial statements (see Notes 1 and 4).

     Long-term debt included in "Net Assets of Broadcasting Business" in the statements of consolidated financial position consists of the following:

                                                                    DECEMBER 31,
                                                                --------------------
                                                                  1998        1997
                                                                --------    --------
                                                                   (IN THOUSANDS)
Credit Agreement............................................    $     --    $     --
Senior notes maturing in substantially equal annual
  installments:
  6.76% due 1998-2001.......................................      37,500      50,000
  7.22% due 2002-2005.......................................      50,000      50,000
  7.86% due 2001-2008.......................................      85,000      85,000
Other.......................................................         205         410
                                                                --------    --------
     Total..................................................     172,705     185,410
Less current portion........................................      12,705      12,705
                                                                --------    --------
Total long-term debt........................................    $160,000    $172,705
                                                                ========    ========

     At December 31, 1998 and 1997, the Company's fixed-rate senior note borrowings were with The Prudential Insurance Company of America.

     In January 1999, the Company terminated its credit agreement with The First National Bank of Chicago, as Agent, for a group of lenders, that provided for a $50,000,000 variable rate revolving credit facility ("Credit Agreement"). The Credit Agreement provided the option to repay any borrowings and terminate the Credit Agreement, without penalty, prior to its scheduled maturity. The Company had no borrowings under the Credit Agreement subsequent to November 1997.

8. PENSION PLANS

     The pension cost components for the Company's pension plans are as follows:

                                                                  YEARS ENDED DECEMBER 31,
                                                                -----------------------------
                                                                 1998       1997       1996
                                                                -------    -------    -------
                                                                       (IN THOUSANDS)
Service cost for benefits earned during the year............    $ 4,439    $ 3,966    $ 4,154
Interest cost on projected benefit obligation...............      8,864      8,470      8,185
Expected return on plan assets..............................     (9,891)    (8,670)    (7,880)
Amortization of prior service credits.......................        (23)       (23)       (23)
Amortization of transition obligation.......................        221        221        221
Amortization of (gain)/loss.................................       (376)      (312)         8
                                                                -------    -------    -------
Net periodic pension cost...................................    $ 3,234    $ 3,652    $ 4,665
                                                                =======    =======    =======

     The Company's net periodic pension cost components disclosed above include amounts related to Broadcasting employees who participated in two of the Company's defined benefit pension plans prior to the Merger. No detailed information regarding the components of net periodic pension cost and funded status of the plans, as it relates to Broadcasting, is available. However, a portion of the Company's pension cost has been allocated to Broadcasting's active employees and included in "Discontinued Operations" in the

                         PULITZER INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
          YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996 -- (CONTINUED)

statements of consolidated income. Pension cost allocated to Broadcasting, based on payroll costs, amounted to approximately $1,408,000, $1,395,000 and $1,474,000 for 1998, 1997 and 1996, respectively. Pursuant to the Merger Agreement, Hearst-Argyle will assume the ongoing liabilities related to Broadcasting active employees as of the date of the Merger. Future pension costs for the Company and Broadcasting after the Spin-off are likely to be different when compared to allocated historical amounts.

                                                                    DECEMBER 31,
                                                                --------------------
                                                                  1998        1997
                                                                --------    --------
                                                                   (IN THOUSANDS)
Change in benefit obligation:
Benefit obligation at beginning of year.....................    $128,690    $118,414
Service cost................................................       4,439       3,966
Interest cost...............................................       8,864       8,470
Actuarial loss..............................................       8,638       3,900
Benefits paid...............................................      (6,512)     (6,060)
                                                                --------    --------
Benefit obligation at end of year...........................     144,119     128,690
                                                                --------    --------
Change in plan assets:
Fair value of plan assets at beginning of year..............     119,354     104,046
Actual return on plan assets................................      15,196      18,788
Employer contributions......................................         768       2,580
Benefits paid...............................................      (6,512)     (6,060)
                                                                --------    --------
Fair value of plan assets at end of year....................     128,806     119,354
                                                                --------    --------
Funded status -- benefit obligation in excess of plan
  assets....................................................      15,313       9,336
Unrecognized net actuarial gain.............................      12,847      16,507
Unrecognized prior service credits..........................         209         211
Unrecognized transition obligation..........................      (1,118)     (1,317)
                                                                --------    --------
Net amount recognized.......................................    $ 27,251    $ 24,737
                                                                --------    --------
Amounts recognized in the statement of financial position
  consist of:
  Accrued benefit liability.................................    $ 30,760    $ 27,057
  Intangible asset..........................................      (2,006)     (2,320)
  Accumulated other comprehensive income....................      (1,503)
                                                                --------    --------
Net amount recognized.......................................    $ 27,251    $ 24,737
                                                                ========    ========

     The projected benefit obligation, accumulated benefit obligation and fair value of plan assets for the pension plans with accumulated benefit obligations in excess of plan assets were $16,882,000, $15,409,000 and $0, respectively, at December 31, 1998 and $14,391,000, $12,898,000 and $0, respectively, at December 31, 1997.

     The portion of the Company's accrued benefit liability allocated to Broadcasting employees and included in "Net Assets of Broadcasting Business" in the statements of consolidated financial position amounted to $6,951,000 and $5,544,000 as of December 31, 1998 and 1997, respectively. Pursuant to the Merger Agreement, actuarial calculations will be performed to separate Broadcasting active employees from the pension plans as of the date of the Merger. The pension obligations computed for Broadcasting active employees and pension plan assets attributable to those obligations will then be transferred to a Hearst-Argyle

                         PULITZER INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
          YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996 -- (CONTINUED)

pension plan. Future pension obligations for Broadcasting, computed in separate actuarial calculations, are likely to be different when compared to the allocated historical amounts.

     The projected benefit obligation was determined using assumed discount rates of 6.5%, 7% and 7.5% at December 31, 1998, 1997 and 1996, respectively. The expected long-term rate of return on plan assets was 8.5% for 1998, 1997 and 1996. For those plans that pay benefits based on final compensation levels, the actuarial assumptions for overall annual rate of increase in future salary levels was 4% for 1998, 4.5% for 1997, and 5% for 1996.

     Certain of the Company's employees participate in multi-employer retirement plans sponsored by their respective unions. Amounts charged to operations, representing the Company's required contributions to these plans in 1998, 1997 and 1996, were approximately $920,000, $844,000, and $781,000, respectively.

     The Company also sponsors an employee savings plan under Section 401(k) of the Internal Revenue Code. This plan covers substantially all employees. Contributions by the Company amounted to approximately $2,121,000, $1,899,000 and $1,668,000 for 1998, 1997 and 1996, respectively. Contributions related only to Broadcasting employees amounted to approximately $704,000, $698,000 and $626,000 for 1998, 1997 and 1996, respectively. Pursuant to the Merger Agreement, Broadcasting employee savings plan balances as of the date of the Merger will be transferred to an employee savings plan sponsored by Hearst-Argyle.

9. POSTRETIREMENT AND POSTEMPLOYMENT BENEFITS

     The net periodic postretirement benefit cost components related to continuing operations are as follows:

                                                                  YEARS ENDED DECEMBER 31,
                                                                -----------------------------
                                                                 1998       1997       1996
                                                                -------    -------    -------
                                                                       (IN THOUSANDS)
Service cost for benefits earned during the year............    $   933    $   839    $   808
Interest cost on projected benefit obligation...............      4,384      4,493      4,532
Amortization of prior service credits.......................     (1,293)    (1,293)    (1,290)
Amortization of net gain....................................     (1,008)    (1,171)      (946)
                                                                -------    -------    -------
Net periodic postretirement benefit cost....................    $ 3,016    $ 2,868    $ 3,104
                                                                =======    =======    =======

     The postretirement benefit cost for broadcasting active employees is included in "Discontinued Operations" in the statements of consolidated income. The net periodic postretirement benefit cost components related to broadcasting discontinued operations are as follows:

                                                                 YEARS ENDED DECEMBER 31,
                                                                --------------------------
                                                                 1998      1997      1996
                                                                ------    ------    ------
                                                                      (IN THOUSANDS)
Service cost for benefits earned during the year............     $141      $131      $118
Interest cost on projected benefit obligation...............      134       139       151
Amortization of prior service credits.......................      (38)      (39)      (42)
Amortization of net gain....................................      (30)      (35)      (30)
                                                                 ----      ----      ----
Net periodic postretirement benefit cost....................     $207      $196      $197
                                                                 ====      ====      ====

                         PULITZER INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
          YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996 -- (CONTINUED)

     The Company funds its postretirement benefit obligation on a pay-as-you-go basis and, for 1998, 1997 and 1996, made payments of $3,958,000 $4,118,000 and
$4,207,000, respectively.

                                                                                    DISCONTINUED
                                                        CONTINUING OPERATIONS        OPERATIONS
                                                             DECEMBER 31,           DECEMBER 31,
                                                        ----------------------    ----------------
                                                          1998         1997        1998      1997
                                                        ---------    ---------    ------    ------
                                                            (IN THOUSANDS)         (IN THOUSANDS)
Benefit obligation at beginning of year.............     $64,807      $60,535     $1,916    $1,858
Service cost........................................         933          839        141       131
Interest cost.......................................       4,384        4,493        134       139
Actuarial (gain)/loss...............................       3,836        3,058        191      (212)
Benefits paid.......................................      (3,958)      (4,118)
                                                         -------      -------     ------    ------
Benefit obligation at end of year...................      70,002       64,807      2,382     1,916
                                                         -------      -------     ------    ------
Plan assets at beginning and end of year............          --           --         --        --
                                                         -------      -------     ------    ------
Funded status.......................................      70,002       64,807      2,382     1,916
Unrecognized net actuarial gain.....................      10,132       15,159        154       192
Unrecognized prior service credits..................       5,101        6,210        226       448
                                                         -------      -------     ------    ------
Net amount recognized -- accrued benefit cost.......     $85,235      $86,176     $2,762    $2,556
                                                         =======      =======     ======    ======

     The preceding amounts related to continuing operations for the December 31, 1998 and 1997 accrued postretirement benefit cost and the 1998, 1997 and 1996 net periodic postretirement benefit expense have not been reduced for The Herald Company's share of the respective amounts. However, pursuant to the St. Louis Agency Agreement (see Note 3), the Company has recorded a receivable for The Herald Company's share of the accrued postretirement benefit cost as of December 31, 1998 and 1997.

     The preceding accrued postretirement benefit cost related to Broadcasting active employees is included in "Net Assets of Broadcasting Business" in the statements of consolidated financial position. Pursuant to the Merger Agreement, Hearst-Argyle will assume the postretirement obligation and costs related to Broadcasting active employees as of the date of the Merger.

     For 1998 measurement purposes, health care cost trend rates of 9%, 8% and 6% were assumed for indemnity plans, PPO plans and HMO plans, respectively. The rates assumed for 1997 were 9%, 7% and 5%, respectively. For 1998, these rates were assumed to decrease gradually to 4.5% through the year 2010 and remain at that level thereafter. For 1997, the rates were assumed to decrease gradually to 5% through the year 2010 and remain at that level thereafter.

     Administrative costs related to indemnity plans were assumed to increase at a constant annual rate of 6% for 1998, 1997 and 1996. The assumed discount rate used in estimating the accumulated postretirement benefit obligation was 6.5%, 7% and 7.5% for 1998, 1997 and 1996, respectively.

                         PULITZER INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
          YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996 -- (CONTINUED)

     Assumed health care cost trend rates have a significant effect on the amounts reported for the postretirement health care plans. A one-percentage-point change in assumed health care cost trend rates would have the following effects on reported amounts for 1998:

                                                                                      DISCONTINUED
                                                        CONTINUING OPERATIONS          OPERATIONS
                                                          1-PERCENTAGE-POINT       1-PERCENTAGE-POINT
                                                        ----------------------    --------------------
                                                        INCREASE     DECREASE     INCREASE    DECREASE
                                                        ---------    ---------    --------    --------
                                                            (IN THOUSANDS)           (IN THOUSANDS)
Effect on total of service and interest cost
  components........................................     $  699       $  (568)      $ 36       $ (29)
Effect on postretirement benefit obligation.........      8,176        (6,790)       278        (231)

     The Company's postemployment benefit obligation, representing certain disability benefits at the St. Louis Post-Dispatch, was $3,162,000 and $3,174,000 at December 31, 1998 and 1997, respectively.

10. INCOME TAXES

     Provisions for income taxes (benefits) consist of the following:

                                         CONTINUING OPERATIONS        DISCONTINUED OPERATIONS
                                       YEARS ENDED DECEMBER 31,      YEARS ENDED DECEMBER 31,
                                      ---------------------------   ---------------------------
                                       1998      1997      1996      1998      1997      1996
                                      -------   -------   -------   -------   -------   -------
                                            (IN THOUSANDS)                (IN THOUSANDS)
Current:
  Federal..........................   $19,152   $17,841   $ 9,363   $26,736   $23,548   $24,102
  State and local..................     2,303     2,714     1,628     5,119     4,321     4,122
Deferred:
  Federal..........................    (1,250)   (1,155)      (84)     (222)   (1,723)     (721)
  State and local..................      (150)     (173)      (15)      (42)     (316)     (123)
                                      -------   -------   -------   -------   -------   -------
     Total.........................   $20,055   $19,227   $10,892   $31,591   $25,830   $27,380
                                      =======   =======   =======   =======   =======   =======

     Factors causing effective tax rates to differ from the statutory Federal income tax rate were:

                                                     CONTINUING OPERATIONS     DISCONTINUED OPERATIONS
                                                          YEARS ENDED                YEARS ENDED
                                                         DECEMBER 31,               DECEMBER 31,
                                                    -----------------------    -----------------------
                                                    1998     1997     1996     1998     1997     1996
                                                    -----    -----    -----    -----    -----    -----
Statutory rate..................................     35%      35%      35%      35%      35%      35%
Amortization of intangibles.....................      3        3        3
State and local income taxes, net of U.S.
  Federal income tax benefit....................      3        4        4        4        4        4
Other-net.......................................      2        1
                                                     --       --       --       --       --       --
     Total......................................     43%      43%      42%      39%      39%      39%
                                                     ==       ==       ==       ==       ==       ==

                         PULITZER INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
          YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996 -- (CONTINUED)

     In connection with the acquisition of Troy Daily News, Inc. in October 1998, the Company recorded a net deferred tax liability of approximately $1,690,000. The Company's deferred tax assets and liabilities, net, which have been included in other assets in the statements of consolidated financial position, consisted of the following:

                                                      CONTINUING OPERATIONS     DISCONTINUED OPERATIONS
                                                           DECEMBER 31,               DECEMBER 31,
                                                      ----------------------    ------------------------
                                                        1998         1997          1998          1997
                                                      ---------    ---------    ----------    ----------
                                                          (IN THOUSANDS)             (IN THOUSANDS)
Deferred tax assets:
  Pensions and employee benefits..................     $ 9,364      $ 8,135      $ 3,650       $ 3,268
  Postretirement benefit costs....................      18,062       18,248        1,080         1,000
  Other...........................................       1,087        1,007                        554
                                                       -------      -------      -------       -------
     Total........................................      28,513       27,390      $ 4,730         4,822
                                                       -------      -------      -------       -------
Deferred tax liabilities:
  Depreciation....................................      14,007       13,265        5,760         6,318
  Amortization....................................       7,371        7,288          335           477
  Other...........................................                                   344
                                                       -------      -------      -------       -------
     Total........................................      21,378       20,553        6,439         6,795
                                                       -------      -------      -------       -------
Net deferred tax asset (liability)................     $ 7,135      $ 6,837      $(1,709)      $(1,973)
                                                       =======      =======      =======       =======

     The Company had no valuation allowance for deferred tax assets as of December 31, 1998, 1997 and 1996.

11. STOCKHOLDERS' EQUITY

     The statements of consolidated financial position and statements of stockholders' equity present the capital structure, of Pulitzer Publishing Company, which existed as of the dates of the financial statements presented herein without modification for any changes resulting from the Transactions. On March 18, 1999, prior to the Spin-off, all common and Class B common shares of treasury stock held by the Company were canceled. The cancellation of the treasury shares reduced the number of shares of common and Class B common stock issued but did not change the number of shares of common and Class B common stock outstanding. In addition, the cancellation did not change the total balance of stockholders' equity. However, as a result of the Contribution (See
Note 1), the total balance of stockholders' equity increased to approximately $800 million on March 18, 1999. Immediately following the Spin-off, on March 18, 1999, the number of shares of common and Class B common stock of Pulitzer Inc. outstanding was identical to the number of shares of common and Class B common stock of Pulitzer Publishing Company outstanding immediately prior to the Spin-off. The authorized number of shares of Pulitzer Inc. preferred, common and Class B common stock is 100,000,000, 100,000,000 and 100,000,000, respectively.

     Each share of the Company's common stock is entitled to one vote and each share of Class B common stock is entitled to ten votes on all matters. Subsequent to the Spin-off, on March 18, 1999, holders of outstanding shares of Pulitzer Inc. Class B common stock representing approximately 89.5% of the combined voting power of the Company deposited their shares in a voting trust (the "Voting Trust"). Each share of the Company's Class B common stock is convertible into one share of the Company's common stock at the holder's option, subject to the limitations imposed by the Voting Trust on the shares of Class B common stock deposited thereunder. The Voting Trust permits the conversion of the Class B common stock deposited in the

                         PULITZER INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
          YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996 -- (CONTINUED)

Voting Trust into common stock in connection with certain permitted events, including, without limitation, sales which are exempt from the registration requirements of the Securities Act of 1933, as amended, sales which meet the volume and manner of sale requirements of Rule 144 promulgated thereunder and sales which are made pursuant to registered public offerings.

     The trustees generally hold all voting rights with respect to the shares of Class B common stock subject to the Voting Trust; however, in connection with certain matters, including any proposal for a merger, consolidation, recapitalization or dissolution of the Company or disposition of all or substantially all its assets, the calling of a special meeting of stockholders and the removal of directors, the Trustees may not vote the shares deposited in the Voting Trust except in accordance with written instructions from the holders of the Voting Trust Certificates. The Voting Trust may be terminated with the written consent of holders of two-thirds in interest of all outstanding Voting Trust Certificates. Unless extended or terminated by the parties thereto, the Voting Trust expires on March 18, 2009.

     In 1998, Pulitzer declared cash dividends of $0.75 per share of common stock and Class B common stock including a cash dividend of $0.15 per share of common stock and Class B common stock which was declared in December 1998 and paid to stockholders in January 1999. The dividend declared in December represented the acceleration of Pulitzer's dividend historically declared in the first quarter of each fiscal year. As a result, a quarterly dividend will not be declared with respect to the first quarter of 1999.

12. COMMON STOCK PLANS

     Since 1986, the Company maintained employee stock option plans ("Option Plans") that provided for the issuance of incentive stock options to key employees and outside directors. On March 18, 1999, immediately prior to the Transactions and pursuant to the Merger Agreement, the Company redeemed all outstanding stock options, whether or not vested, and terminated the Option Plans. The Company redeemed the stock options at a cash-out value ("Cash-Out Value") equal to the difference between the option exercise price and the average daily closing price of Company common stock for the 10 trading days ending on March 16, 1999. Cash payments made to employee option holders amounted to approximately $34,010,000. In addition, payments amounting to approximately $1,208,000, representing a portion of the Cash-Out Value of stock options held by certain Company executives, were deferred and recorded as long-term liabilities of the Company.

                         PULITZER INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
          YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996 -- (CONTINUED)

     Transactions under the Option Plans are summarized as follows:

                                                                                       WEIGHTED
                                                                                       AVERAGE
                                                          SHARES       PRICE RANGE      PRICE
                                                         ---------    -------------    --------
Common Stock Options:
Outstanding, January 1, 1996.........................    1,193,288    $ 9.27-$34.41     $19.80
  Granted (weighted average value at grant date of
     $16.01).........................................      179,809    $41.91-$46.25     $46.03
  Canceled...........................................       (2,146)   $21.53-$34.41     $28.77
Exercised............................................     (140,096)   $ 9.27-$21.98     $15.47
                                                         ---------
Outstanding, December 31, 1996.......................    1,230,855    $ 9.27-$46.25     $24.11
  Granted (weighted average value at grant date of
     $20.23).........................................      211,231    $45.63-$58.81     $58.41
  Canceled...........................................      (14,235)   $21.53-$47.38     $38.91
  Exercised..........................................     (201,920)   $ 9.27-$46.25     $16.34
                                                         ---------
Outstanding, December 31, 1997.......................    1,225,931    $ 9.27-$58.81     $31.13
  Granted (weighted average value at grant date of
     $38.78).........................................        5,001       $88.28         $88.28
  Canceled...........................................       (3,813)   $21.53-$58.81     $46.64
  Exercised..........................................     (317,511)   $ 9.27-$58.81     $22.63
                                                         ---------
Outstanding, December 31, 1998.......................      909,608    $ 9.27-$88.28     $34.34
                                                         =========

     Since 1986, the Company maintained restricted stock purchase plans ("Stock Plans") that provided for the awarding of a grant or right to purchase at a particular price shares of common stock to employees, subject to restrictions on transferability. As of February 16, 1999, in anticipation of the Transactions, the Compensation Committee of the Company's Board of Directors approved the immediate vesting of all outstanding, unvested shares of restricted stock previously awarded under the Stock Plans. On March 18, 1999, immediately prior to the Transactions, the Stock Plans were terminated.

     For grants awarded under the Stock Plans, compensation expense is recognized over the vesting period of the grants. Transactions under the Stock Plans are summarized as follows:

                                                                                       WEIGHTED
                                                                                       AVERAGE
                                                          SHARES       PRICE RANGE      PRICE
                                                         ---------    -------------    --------
Common Stock Grants:
Outstanding, January 1, 1996.........................        5,656    $20.25-$24.53     $22.60
  Granted............................................        2,093       $36.70         $36.70
  Vested.............................................       (1,864)   $20.25-$24.53     $22.12
                                                         ---------
Outstanding, December 31, 1996.......................        5,885    $20.25-$36.70     $27.78
  Granted............................................        1,468       $47.44         $47.44
  Canceled...........................................       (1,393)   $20.25-$47.44     $33.13
  Vested.............................................       (2,272)   $20.25-$36.70     $25.56
                                                         ---------
Outstanding, December 31, 1997.......................        3,688    $21.38-$47.44     $34.95
  Granted............................................        1,184       $57.84         $57.84
  Vested.............................................       (1,594)   $21.38-$47.44     $30.66
  Outstanding, December 31, 1998.....................        3,278    $24.53-$57.84     $45.31
                                                         =========

                         PULITZER INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
          YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996 -- (CONTINUED)

     The Company anticipates that a Pulitzer Inc. stock option plan and a Pulitzer Inc. restricted stock purchase plan will be submitted for stockholder approval at the Company's 1999 annual stockholders' meeting.

     As required by SFAS 123, the Company has estimated the fair value of its option grants since December 31, 1994 by using the binomial options pricing model with the following assumptions:

                                                                 YEARS ENDED DECEMBER 31,
                                                                --------------------------
                                                                 1998      1997      1996
                                                                ------    ------    ------
Expected Life (years).......................................        7         7         7
Risk-free interest rate.....................................     5.7%      5.8%      6.4%
Volatility..................................................    35.4%     23.6%     22.5%
Dividend yield..............................................     1.0%      1.1%      1.2%

     As discussed in Note 2, the Company accounts for its stock option grants in accordance with APB 25, resulting in the recognition of no compensation expense in the Statements of Consolidated Income. Had compensation expense been computed on the fair value of the option awards at their grant date, consistent with the provisions of SFAS 123, the Company's income from continuing operations and earnings per share would have been reduced to the pro forma amounts below:

                                                                      YEARS ENDED DECEMBER 31,
                                                              ----------------------------------------
                                                                 1998           1997           1996
                                                              ----------     ----------     ----------
                                                              (IN THOUSANDS EXCEPT PER SHARE AMOUNTS)
Income from continuing operations:
  As reported.............................................     $27,016        $25,759        $14,792
  Pro forma...............................................      25,426         24,906         14,422
Income from discontinued operations:
  As reported.............................................      49,268         40,269         42,708
  Pro forma...............................................      48,015         39,581         42,398
Net Income:
  As reported.............................................      76,284         66,028         57,500
  Pro forma...............................................      73,441         64,487         56,820
Basic earnings per share from continuing operations:
  As reported.............................................     $  1.21        $  1.17        $  0.67
  Pro forma...............................................        1.14           1.13           0.66
Basic earnings per share from discontinued operations:
  As reported.............................................        2.20           1.82           1.95
  Pro forma...............................................        2.15           1.79           1.93
Basic earnings per share:
  As reported.............................................        3.41           2.99           2.62
  Pro forma...............................................        3.28           2.92           2.59
Diluted earnings per share from continuing operations:
  As reported.............................................     $  1.19        $  1.15        $  0.66
  Pro forma...............................................        1.12           1.11           0.65
Diluted earnings per share from discontinued operations:
  As reported.............................................        2.16           1.79           1.92
  Pro forma...............................................        2.11           1.76           1.90

                         PULITZER INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
          YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996 -- (CONTINUED)

                                                                      YEARS ENDED DECEMBER 31,
                                                              ----------------------------------------
                                                                 1998           1997           1996
                                                              ----------     ----------     ----------
                                                              (IN THOUSANDS EXCEPT PER SHARE AMOUNTS)
Diluted earnings per share:
  As reported.............................................     $  3.35        $  2.94        $  2.58
  Pro forma...............................................        3.23           2.87           2.55

     Because the provisions of SFAS 123 have not been applied to options granted prior to January 1, 1995, the pro forma compensation cost may not be representative of compensation cost to be incurred on a pro forma basis in future years.

     On April 24, 1997, the Company's stockholders approved the adoption of the Pulitzer Publishing Company 1997 Employee Stock Purchase Plan (the "Plan"). The Plan provided for eligible employees to authorize payroll deductions for the quarterly purchase of Company common stock ("common stock") at a price generally equal to 85 percent of the common stock's fair market value at the end of each quarter. The Plan began operations as of July 1, 1997. In general, other than Michael E. Pulitzer, all employees of the Company and its subsidiaries were eligible to participate in the Plan after completing at least one year of service. In anticipation of the Transactions, purchases under the Plan were suspended on September 30, 1998 and the Plan was terminated on March 18, 1999, immediately prior to the Transactions. The Company anticipates that a Pulitzer Inc. employee stock purchase plan will be submitted for stockholder approval at the Company's 1999 annual stockholders' meeting.

13. EARNINGS PER SHARE

     Weighted average shares of common and Class B common stock and common stock equivalents used in the calculation of basic and diluted earnings per share are summarized as follows:

                                                                 YEARS ENDED DECEMBER 31,
                                                                --------------------------
                                                                 1998      1997      1996
                                                                ------    ------    ------
                                                                      (IN THOUSANDS)
Weighted average shares outstanding (Basic EPS).............    22,381    22,110    21,926
Stock option equivalents....................................       372       342       347
                                                                ------    ------    ------
Weighted average shares and equivalents (Diluted EPS).......    22,753    22,452    22,273
                                                                ======    ======    ======

     Stock option equivalents included in the Diluted EPS calculation were determined using the treasury stock method. Under the treasury stock method and SFAS 128, outstanding stock options are dilutive when the average market price of the Company's common stock exceeds the option price during a period. In addition, proceeds from the assumed exercise of dilutive options along with the related tax benefit are assumed to be used to repurchase common shares at the average market price of such stock during the period.

14. COMMITMENTS AND CONTINGENCIES

     At December 31, 1998, the Company and its subsidiaries had construction and equipment commitments of approximately $8,521,000 related to continuing operations and $1,497,000 related to discontinued operations. The Company's commitment for broadcasting program contracts payable and license fees at December 31, 1998 was approximately $20,737,000.

     The Company is an investor in one limited partnership requiring future capital contributions. As of December 31, 1998, the Company's unfunded capital contribution commitment related to this investment was approximately $8,962,000.

                         PULITZER INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
          YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996 -- (CONTINUED)

     The Company and its subsidiaries are involved, from time to time, in various claims and lawsuits incidental to the ordinary course of its business, including such maters as libel, slander and defamation actions and complaints alleging discrimination. While the results of litigation cannot be predicted, management believes the ultimate outcome of such existing litigation will not have a material adverse effect on the consolidated financial statements of the Company and its subsidiaries.

     In connection with the September 1986 purchase of the Company's Class B common stock from certain selling stockholders (the "1986 Selling Stockholders"), the Company agreed, under certain circumstances, to make an additional payment to the 1986 Selling Stockholders in the event of a Gross-Up Transaction (as defined herein). A "Gross-Up Transaction" was defined to mean, among other transactions, (i) any merger, in any transaction or series of related transactions, of more than 85 percent of the voting securities or equity of Pulitzer pursuant to which holders of Pulitzer common stock receive securities other than Pulitzer common stock and (ii) any recapitalization, dividend or distribution, or series of related recapitalizations, dividends or distributions, in which holders of Pulitzer common stock receive securities (other than Pulitzer common stock) having a Fair Market Value (as defined herein) of not less than 33 1/3 percent of the Fair Market Value of the shares of Pulitzer common stock immediately prior to such transaction. The amount of the additional payment, if any, would equal (x) the product of (i) the amount by which the Transaction Proceeds (as defined herein) exceeds the Imputed Value (as defined herein) multiplied by (ii) the applicable percentage (i.e., 50 percent for the period from May 13, 1996 through May 12, 2001) multiplied by (iii) the number of shares of Pulitzer common stock issuable upon conversion of the shares of Class B common stock owned by the 1986 Selling Stockholders, adjusted for, among other things, stock dividends and stock splits; less (y) the sum of any additional payments previously received by the 1986 Selling Stockholders; provided, however, that in the event of any recapitalization, dividend or distribution, the amount by which the Transaction Proceeds exceeds the Imputed Value shall not exceed the amount paid or distributed pursuant to such recapitalization, dividend or distribution in respect of one share of Pulitzer common stock.

     The term "Transaction Proceeds" was defined to mean, in the case of a merger, the aggregate Fair Market Value (as defined herein) of the consideration received pursuant thereto by the holder of one share of Pulitzer common stock, and, in the case of a recapitalization, dividend or distribution, the aggregate Fair Market Value of the amounts paid or distributed in respect of one share of Pulitzer common stock plus the aggregate Fair Market Value of one share of Pulitzer common stock following such transaction. The "Imputed Value" for one share of Pulitzer common stock on a given date was defined to mean an amount equal to $28.82 compounded annually from May 12, 1986 to such given date at the rate of 15 percent per annum, the result of which is $154.19 at May 12, 1998. There was no specific provision for adjustment of the $28.82 amount, but if it were adjusted to reflect all stock dividends and stock splits of Pulitzer since September 30, 1986, it would now equal $15.72, which if compounded annually from May 12, 1986 at the rate of 15 percent per annum would now equal $84.11.

     "Fair Market Value," in the case of any consideration other than cash received in a Gross-Up Transaction, was defined to mean the fair market value thereof as agreed to by a valuation firm selected by the Company and a valuation firm selected by the 1986 Selling Stockholders, or, if the two valuation firms do not agree on the fair market value, the fair market value of such consideration as determined by a third valuation firm chosen by the two previously selected valuation firms. Any such agreement or determination shall be final and binding on the parties.

     As a result of the foregoing, the amount of additional payments, if any, which may be payable by the Company with respect to the Merger and the Distribution cannot be determined at this time. However, if the Distribution were determined to be a Gross-Up Transaction and if the Fair Market Value of the Transaction Proceeds with respect to the Merger and the Distribution were determined to exceed the Imputed Value, then the additional payments to the 1986 Selling Stockholders would equal approximately $5.9 million for each

                         PULITZER INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
          YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996 -- (CONTINUED)

$1.00 by which the Transaction Proceeds exceed the Imputed Value. Accordingly, depending on the ultimate resolution of the meaning and application of various provisions of the Gross-Up Transaction agreements, including the determination of Imputed Value and Fair Market Value of the Transaction Proceeds, in the opinion of the Company's management, the amount of an additional payment, if any, could be material to the consolidated financial statements of the Company.

15. FAIR VALUE OF FINANCIAL INSTRUMENTS

     The Company has estimated the following fair value amounts for its financial instruments using available market information and appropriate valuation methodologies. However, considerable judgment is required in interpreting market data to develop the estimates of fair value. Accordingly, the estimates presented herein are not necessarily indicative of the amounts that the Company could realize in a current market exchange. The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts.

     Cash and Cash Equivalents, Accounts Receivable, Accounts Payable and Program Contracts Payable -- The carrying amounts of these items are a reasonable estimate of their fair value.

     Long-Term Debt -- Interest rates that are currently available to the Company for issuance of debt with similar terms and remaining maturities are used to estimate fair value. The fair value estimates of the Company's long-term debt as of December 31, 1998 and 1997 were $180,000,000 and $196,000,000, respectively.

     The fair value estimates presented herein are based on pertinent information available to management as of December 31, 1998 and 1997. Although management is not aware of any facts that would significantly affect the estimated fair value amounts, such amounts have not been comprehensively revalued for purposes of these financial statements since that date, and current estimates of fair value may differ from the amounts presented herein.

16. NEWSPAPER PUBLISHING SEGMENT REVENUES

     The Company's newspaper publishing segment revenues consist of the following:

                                                                 YEARS ENDED DECEMBER 31,
                                                             --------------------------------
                                                               1998        1997        1996
                                                             --------    --------    --------
                                                                      (IN THOUSANDS)
St. Louis Post-Dispatch..................................    $242,940    $234,255    $222,442
Star Publishing Company..................................      55,181      53,037      50,098
Pulitzer Community Newspaper Group.......................      73,067      69,670      34,855
Other publishing revenue.................................       1,736       1,007       1,701
                                                             --------    --------    --------
  Total publishing revenue...............................    $372,924    $357,969    $309,096
                                                             ========    ========    ========

                         PULITZER INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
          YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996 -- (CONTINUED)

17. QUARTERLY FINANCIAL DATA (UNAUDITED)

     Operating results for the years ended December 31, 1998 and 1997 by quarters are as follows:

                                               FIRST    SECOND     THIRD    FOURTH
                                              QUARTER   QUARTER   QUARTER   QUARTER    TOTAL
                                              -------   -------   -------   -------   --------
                                                 (IN THOUSANDS, EXCEPT EARNINGS PER SHARE)
1998
OPERATING REVENUES -- NET..................   $90,229   $94,215   $90,763   $97,717   $372,924
INCOME FROM CONTINUING OPERATIONS..........     5,771     6,908     6,597     7,740     27,016
INCOME FROM DISCONTINUED OPERATIONS........     8,194    15,793     8,810    16,471     49,268
NET INCOME.................................    13,965    22,701    15,407    24,211     76,284
BASIC EARNINGS PER SHARE OF STOCK (Note
  13):
  Continuing operations....................   $  0.26   $  0.31   $  0.30   $  0.35   $   1.21
  Discontinued operations..................      0.37      0.71      0.39      0.73       2.20
                                              -------   -------   -------   -------   --------
  Earnings per share.......................   $  0.63   $  1.02   $  0.69   $  1.08   $   3.41
                                              =======   =======   =======   =======   ========
  Weighted average shares outstanding......    22,223    22,344    22,449    22,499     22,381
                                              =======   =======   =======   =======   ========
DILUTED EARNINGS PER SHARE OF STOCK (Note
  13):
  Continuing operations....................   $  0.26   $  0.30   $  0.29   $  0.34   $   1.19
  Discontinued operations..................      0.36      0.70      0.39      0.72       2.16
                                              -------   -------   -------   -------   --------
  Earnings Per Share.......................   $  0.62   $  1.00   $  0.68   $  1.06   $   3.35
                                              =======   =======   =======   =======   ========
  Weighted Average Shares Outstanding......    22,615    22,756    22,806    22,823     22,753
                                              =======   =======   =======   =======   ========

                         PULITZER INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
          YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996 -- (CONTINUED)

                                                FIRST    SECOND     THIRD    FOURTH
                                               QUARTER   QUARTER   QUARTER   QUARTER    TOTAL
                                               -------   -------   -------   -------   --------
                                                  (IN THOUSANDS, EXCEPT EARNINGS PER SHARE)
1997
OPERATING REVENUES -- NET...................   $85,835   $90,305   $87,506   $94,323   $357,969
INCOME FROM CONTINUING OPERATIONS...........     6,230     7,099     5,914     6,516     25,759
INCOME FROM DISCONTINUED OPERATIONS.........     6,265    12,582     8,309    13,113     40,269
NET INCOME..................................    12,495    19,681    14,223    19,629     66,028
BASIC EARNINGS PER SHARE OF STOCK (Note 13):
  Continuing operations.....................   $  0.28   $  0.32   $  0.27   $  0.29   $   1.17
  Discontinued operations...................      0.29      0.57      0.37      0.59       1.82
                                               -------   -------   -------   -------   --------
  Earnings Per Share........................   $  0.57   $  0.89   $  0.64   $  0.88   $   2.99
                                               =======   =======   =======   =======   ========
  Weighted Average Shares Outstanding.......    22,029    22,081    22,151    22,185     22,110
                                               =======   =======   =======   =======   ========
DILUTED EARNINGS PER SHARE OF STOCK (Note
  13):
  Continuing operations.....................   $  0.28   $  0.32   $  0.26   $  0.29   $   1.15
  Discontinued operations...................      0.28      0.56      0.37      0.58       1.79
                                               -------   -------   -------   -------   --------
  Earnings Per Share........................   $  0.56   $  0.88   $  0.63   $  0.87   $   2.94
                                               =======   =======   =======   =======   ========
  Weighted Average Shares Outstanding.......    22,378    22,413    22,489    22,526     22,452
                                               =======   =======   =======   =======   ========

     Earnings per share are computed independently for each of the quarters presented. Therefore, the sum of the quarterly earnings per share may not equal the total for the year.

                          INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Stockholders of PULITZER INC.:

     We have audited the consolidated financial statements of Pulitzer Inc. and its subsidiaries as of December 31, 1998 and 1997, and for each of the three years in the period ended December 31, 1998, and have issued our report thereon dated March 18, 1999; such report is included elsewhere in this Form 10-K. Our audits also included the consolidated financial statement schedule of Pulitzer Inc. and its subsidiaries, listed in the accompanying index at Item 14(a)2.(ii). This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits. In our opinion, such consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

DELOITTE & TOUCHE LLP

Saint Louis, Missouri
March 18, 1999

                                                                     SCHEDULE II

                         PULITZER INC. AND SUBSIDIARIES
           SCHEDULE II -- VALUATION & QUALIFYING ACCOUNTS & RESERVES
               FOR THE YEARS ENDED DECEMBER 31, 1998, 1997 & 1996

                                             BALANCE AT   CHARGED TO   CHARGED TO                 BALANCE
                                             BEGINNING     COSTS &       OTHER                   AT END OF
DESCRIPTION                                  OF PERIOD     EXPENSES     ACCOUNTS    DEDUCTIONS     PERIOD
-----------                                  ----------   ----------   ----------   ----------   ----------
                                                                     (IN THOUSANDS)
YEAR ENDED DECEMBER 31, 1998
Valuation Accounts:
  Allowance for Doubtful Accounts
     Continuing Operations.................    $1,626       $2,181        $ 82(a)     $2,166(b)    $1,723
     Discontinued Operations...............       785          211         187(a)        586(b)       597
Reserves:
  Accrued Medical Plan --
     Continuing Operations.................     1,043        4,719           0         4,685(c)     1,077
  Workers Compensation
     Continuing Operations.................     1,089          796           0         1,002          883
     Discontinued Operations...............       868          314           0           865          317
YEAR ENDED DECEMBER 31, 1997
Valuation Accounts:
  Allowance for Doubtful Accounts
     Continuing Operations.................    $1,585       $1,151        $  0(a)     $1,110(b)    $1,626
     Discontinued Operations...............       991          317         178(a)        701(b)       785
Reserves:
  Accrued Medical Plan --
     Continuing Operations.................       389        4,714           0         4,060(c)     1,043
  Workers Compensation
     Continuing Operations.................     1,085          887           0           883        1,089
     Discontinued Operations...............     1,041          312           0           485          868
YEAR ENDED DECEMBER 31, 1996
Valuation Accounts:
  Allowance for Doubtful Accounts
     Continuing Operations.................    $1,158       $1,691        $ 95(a)     $ 1359(b)    $1,585
     Discontinued Operations...............       851          440         226(a)        526(b)       991
Reserves:
  Accrued Medical Plan --
     Continuing Operations.................       561        4,198           0         4,370(c)       389
  Workers Compensation
     Continuing Operations.................     1,055        1,049           0         1,019        1,085
     Discontinued Operations...............       950          429           0           338        1,041

(a) Accounts reinstated, cash recoveries, etc.

(b) Accounts written off

(c) Amount represents:

                                                                 1998      1997      1996
                                                                ------    ------    ------
  Claims paid...............................................    $4,118    $3,596    $3,830
  Service fees..............................................       575       473       579
  Cash refunds..............................................        (8)       (9)      (39)
                                                                ------    ------    ------
                                                                $4,685    $4,060    $4,370
                                                                ======    ======    ======

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     Not applicable.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information set forth under the caption "Management" in the Company's definitive Proxy Statement to be used in connection with the 1999 Annual Meeting of Stockholders is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION

     The information set forth under the caption "Executive Compensation" in the Company's definitive Proxy Statement to be used in connection with the 1999 Annual Meeting of Stockholders is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information set forth under the caption "Principal Stockholders" in the Company's definitive Proxy Statement to be used in connection with the 1999 Annual Meeting of Stockholders is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information set forth under the caption "Compensation Committee Interlocks and Insider Participation" in the Company's definitive Proxy Statement to be used in connection with the 1999 Annual Meeting of Stockholders is incorporated herein by reference.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a) DOCUMENT LIST

     1. Financial Statements

          The following financial statements are set forth in Part II, Item 8 of this Annual Report.

     PULITZER INC. AND SUBSIDIARIES:

        (i) Independent Auditors' Report.

        (ii) Statements of Consolidated Income for each of the Three Years in the Period Ended December 31, 1998.

        (iii) Statements of Consolidated Financial Position at December 31, 1998 and 1997.

        (iv) Statements of Consolidated Stockholders' Equity for each of the Three Years in the Period Ended December 31, 1998.

        (v) Statements of Consolidated Cash Flows for each of the Three Years in the Period Ended December 31, 1998.

        (vi) Notes to Consolidated Financial Statements for the Three Years in the Period Ended December 31, 1998.

     2. Supplementary Data and Financial Statement Schedules

        (i) Supplementary unaudited data with respect to quarterly results of operations is set forth in Part II, Item 8 of this Annual Report.

        (ii) Financial Statement Schedule II -- Valuation and Qualifying Accounts and Reserves and opinion thereon are set forth in Part II, Item 8 of this Annual Report.

     All other schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and, therefore have been omitted.

     3. Exhibits Required by Securities and Exchange Commission Regulation S-K

     (a) The following exhibits are filed as part of this Annual Report:

EXHIBIT NO.
-----------
9.1           --   Pulitzer Inc. Voting Trust Agreement, dated as of March 18,
                   1999, between the holders of voting trust certificates and
                   Michael E. Pulitzer, Emily Rauh Pulitzer, Ronald H. Ridgway,
                   Cole C. Campbell, David E. Moore and Robert C. Woodworth.
10.22         --   Contribution and Assumption Agreement, dated as of March 18,
                   1999, by and between Pulitzer Publishing Company and
                   Pulitzer Inc.
10.24         --   Letter Agreement, dated March 18, 1999, between Pulitzer
                   Inc. and Emily Rauh Pulitzer.
10.25         --   Letter Agreement, dated March 18, 1999, between Pulitzer
                   Inc. and David E. Moore.
10.26         --   Pulitzer Inc. Registration Rights Agreement.
21            --   Subsidiaries of Registrant
24            --   Power of Attorney
27            --   Financial Data Schedule

EXHIBIT NO.
-----------
     (b) The following exhibits are incorporated herein by reference:

3.1           --   Restated Certificate of Incorporation of Pulitzer Inc.
                   (viii)
3.2           --   Amended and Restated By-laws of Pulitzer Inc. (viii)
4.1           --   Form of Pulitzer Inc. Common Stock Certificate. (viii)
10.1          --   Agreement, dated March 1, 1961, effective January 1, 1961, between The Pulitzer Publishing Company, a Missouri
                   corporation, and the Globe-Democrat Publishing Company, as amended on September 4, 1975, April 12, 1979 and December
                   22, 1983. (viii)
10.2.1        --   Amended and Restated Joint Operating Agreement, dated
                   December 22, 1988, between Star Publishing Company and
                   Citizen Publishing Company. (viii)
10.2.2        --   Partnership Agreement, dated December 22, 1988, between Star
                   Publishing Company and Citizen Publishing Company. (viii)
10.3          --   Agreement, dated as of May 12, 1986, among The Pulitzer
                   Publishing Company, Clement C. Moore, II, Gordon C. Weir,
                   William E. Weir, James R. Weir, Kenward G. Elmslie, Stephen
                   E. Nash and Manufacturers Hanover Trust Company, as
                   Trustees,
10.4          --   Letter Agreement, dated September 29, 1986, among The
                   Pulitzer Publishing Company, Trust Under Agreement Made by
                   David E. Moore, Frederick D. Pulitzer, Michael E. Pulitzer,
                   Jr., Robert S. Pulitzer, Joseph Pulitzer, IV, Joseph
                   Pulitzer, Michael E. Pulitzer, Stephen E. Nash and
                   Manufacturers Hanover Trust Company, as Trustees, Kenward G.
                   Elmslie, Gordon C. Weir, William E. Weir, James R. Weir,
                   Peter W. Quesada, T. Ricardo Quesada, Elinor P. Hempelmann,
                   The Moore Foundation, Inc., Mariemont Corporation, Z Press
                   Inc. and Clement C. Moore, II. (viii)
10.5          --   Letter Agreement, dated May 12, 1986, among The Pulitzer
                   Publishing Company, Peter W. Quesada, T. Ricardo Quesada,
                   Kate Davis Pulitzer Quesada and Elinor P. Hempelmann. (viii)
10.6          --   Agreement, dated as of September 29, 1986, among The
                   Pulitzer Publishing Company, Peter W. Quesada, T. Ricardo
                   Quesada, Kate Davis Pulitzer Quesada and Elinor Hempelmann.
                   (viii)
10.7.1        --   Amendment, dated March 9, 1992, to the Pulitzer Publishing
                   Company Annual Incentive Compensation Plan. (viii)
10.7.2        --   The Pulitzer Publishing Company Annual Incentive
                   Compensation Plan. (viii)
10.7.3        --   Pulitzer Publishing Company Newspaper Operations Annual
                   Incentive Plan. (viii)
10.8.1        --   Amendment, dated September 16, 1997, to Pulitzer Retirement
                   Savings Plan.(v)
10.8.2        --   Amendment, dated January 28, 1997, to Pulitzer Retirement
                   Savings Plan.(iv)
10.8.3        --   Amendment, dated October 30, 1996, to Pulitzer Retirement
                   Savings Plan.(iv)
10.8.4        --   Amendment, dated July 31, 1996, to Pulitzer Retirement
                   Savings Plan.(iv)
10.8.5        --   Amendment, dated October 25, 1995, to Pulitzer Retirement
                   Savings Plan.(iv)
10.8.6        --   Amendment, dated October 25, 1995, to Pulitzer Retirement
                   Savings Plan.(ii)
10.8.7        --   Amendment, dated January 24, 1995, to Pulitzer Retirement
                   Savings Plan.(i)
10.8.8        --   Amended and Restated Pulitzer Retirement Savings Plan.(i)
10.9.1        --   Amendment, dated October 25, 1995, to Pulitzer Publishing
                   Company Pension Plan.(iv)
10.9.2        --   Amended and Restated Pulitzer Publishing Company Pension
                   Plan.(i)
10.10.1       --   Amendment, dated October 29, 1997, to Pulitzer Publishing
                   Company Supplemental Executive Benefit Pension Plan. (viii)

EXHIBIT NO.
-----------
10.10.2       --   Amendment, dated June 23, 1992, to Pulitzer Publishing
                   Company Supplemental Executive Benefit Pension Plan. (viii)

10.10.3       --   Amendment, dated January 1, 1992, to Pulitzer Publishing
                   Company Supplemental Executive Benefit Pension Plan. (viii)

10.10.4       --   Amendment, dated January 18, 1990, to Pulitzer Publishing
                   Company Supplemental Executive Benefit Pension Plan. (viii)

10.10.5       --   Amendment, dated October 26, 1989, to Pulitzer Publishing
                   Company Supplemental Executive Benefit Pension Plan. (viii)

10.10.6       --   Amendment, dated November 6, 1987, to Pulitzer Publishing
                   Company Supplemental Executive Benefit Pension Plan. (viii)

10.10.7       --   Pulitzer Publishing Company Supplemental Executive Benefit
                   Pension Plan dated March 18, 1986. (viii)

10.11         --   Employment Agreement, dated October 1, 1986, between the
                   Pulitzer Publishing Company and Joseph Pulitzer, Jr. (viii)

10.13         --   Pulitzer Publishing Company Senior Executive Deferred
                   Compensation Plan.(ii)

10.15         --   Stock Purchase Agreement by and among Pulitzer Publishing
                   Company and Mr. Edward W. Scripps, Mrs. Betty Knight
                   Scripps, and the Edward W. Scripps and Betty Knight Scripps
                   Charitable Remainder Unitrust dated as of May 4, 1996.(iii)

10.16         --   Split Dollar Life Insurance Agreement, dated December 27,
                   1996, between Pulitzer Publishing Company and Richard A.
                   Palmer, Trustee of the Michael E. Pulitzer 1996 Life
                   Insurance Trust.(iv)

10.17         --   Split Dollar Life Insurance Agreement, dated December 31,
                   1996, between Pulitzer Publishing Company and Rose M.
                   Elkins, Trustee of the Kennie J. Elkins Insurance Trust.(iv)

10.18         --   Split Dollar Life Insurance Agreement, dated December 30,
                   1996, between Pulitzer Publishing Company and Rebecca H.
                   Penniman and Nicholas G. Penniman V, Trustees of the
                   Nicholas G. Penniman IV Irrevocable 1996 Trust.(iv)

10.19         --   Split Dollar Life Insurance Agreement, dated December 30,
                   1996, between Pulitzer Publishing Company and Doris D.
                   Ridgway and Boatmen's Trust Company, Trustees of The Ronald
                   H. Ridgway Insurance Trust.(iv)

10.21         --   Amended and Restated Agreement and Plan of Merger by and
                   among Pulitzer Publishing Company, Pulitzer Inc. and
                   Hearst-Argyle Television, Inc., dated as of May 25,
                   1998.(vi)

10.23         --   Letter Agreement, dated May 25, 1998, by and among Pulitzer
                   Publishing Company, Pulitzer Inc. and Hearst-Argyle
                   Television, Inc. (viii)

10.27         --   Pulitzer Inc. 1999 Key Employees' Restricted Stock Purchase
                   Plan. (viii)

10.28         --   Pulitzer Inc. 1999 Stock Option Plan. (viii)

10.29         --   Pulitzer Inc. 1999 Employee Stock Purchase Plan. (viii)

10.33         --   Employment Agreement, dated December 18, 1998, between
                   Pulitzer Inc. and Robert C. Woodworth (vii)

10.34         --   Employment Agreement, dated August 26, 1998 between Pulitzer
                   Inc. and Terrance C.Z. Egger. (viii)

10.35         --   Participation Agreement, dated May 25, 1998, by and between
                   Pulitzer Publishing Company and Michael E. Pulitzer. (viii)

10.36         --   Participation and Severance Agreement, dated May 25, 1998, by and between Pulitzer Publishing Company and Ken J.
                   Elkins. (viii)

EXHIBIT NO.
-----------
10.37         --   Participation Agreement, dated May 25, 1998, by and between
                   Pulitzer Publishing Company and Nicholas G. Penniman IV.
                   (viii)

10.38         --   Participation Agreement, dated May 25, 1998, by and between
                   Pulitzer Publishing Company and Ronald H. Ridgway. (viii)

10.39         --   Participation and Severance Agreement, dated May 25, 1998, by and between Pulitzer Publishing Company and C. Wayne
                   Godsey. (viii)

10.40         --   Participation and Severance Agreement, dated May 25, 1998, by and between Pulitzer Publishing Company and John Kueneke.
                   (viii)

---------------

(i) Incorporated by reference to Pulitzer Publishing Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1994.

(ii) Incorporated by reference to Pulitzer Publishing Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1995.

(iii) Incorporated by reference to Pulitzer Publishing Company's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 1996.

(iv) Incorporated by reference to Pulitzer Publishing Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1996.

(v) Incorporated by reference to Pulitzer Publishing Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1997.

(vi) Incorporated by reference to Pulitzer Publishing Company's Current Report on Form 8-K filed on January 22, 1999.

(vii) Incorporated by reference to Pulitzer Publishing Company's Registration Statement (File No. 333-69701) on Form S-3.

(viii) Incorporated by reference to Pulitzer Inc.'s Registration Statement on Form 10 (File No. 1-14541), as amended.

(c) Reports on Form 8-K.

     The Company did not file any reports on Form 8-K during the fourth quarter of fiscal year 1998.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Annual Report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 26th day of March, 1999.
                                          PULITZER INC.

                                                /s/ ROBERT C. WOODWORTH
                                          By:
                                          --------------------------------------

                                                    Robert C. Woodworth,
                                               President and Chief Executive
                                                           Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report has been signed by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

                  SIGNATURE                                   TITLE                        DATE
                  ---------                                   -----                        ----
            MICHAEL E. PULITZER*               Director; Chairman                   March 26, 1999
---------------------------------------------
            (Michael E. Pulitzer)

           /s/ ROBERT C. WOODWORTH             Director; President and Chief        March 26, 1999
---------------------------------------------  Executive Officer (Principal
            (Robert C. Woodworth)              Executive Officer)

            /s/ RONALD H. RIDGWAY              Director; Senior Vice                March 26, 1999
---------------------------------------------  President -- Finance (Principal
             (Ronald H. Ridgway)               Financial and Accounting Officer)

               KEN J. ELKINS*                  Director                             March 26, 1999
---------------------------------------------
               (Ken J. Elkins)

               DAVID E. MOORE*                 Director                             March 26, 1999
---------------------------------------------
              (David E. Moore)

                WILLIAM BUSH*                  Director                             March 26, 1999
---------------------------------------------
               (William Bush)

            EMILY RAUH PULITZER*               Director                             March 26, 1999
---------------------------------------------
            (Emily Rauh Pulitzer)

               ALICE B. HAYES*                 Director                             March 26, 1999
---------------------------------------------
              (Alice B. Hayes)

           JAMES M. SNOWDEN, JR.*              Director                             March 26, 1999
---------------------------------------------
           (James M. Snowden, Jr.)


                                          By:    /s/ RONALD H. RIDGWAY
                                          --------------------------------------
                                                     Ronald H. Ridgway*
                                                      attorney-in-fact

                                 PULITZER INC.
                 REPORT ON FORM 10-K FOR THE FISCAL YEAR ENDED
                               DECEMBER 31, 1998
                                 EXHIBIT INDEX

 9.1     Pulitzer Inc. Voting Trust Agreement, dated as of March 18,
         1999, between the holders of voting trust certificates and
             Michael E. Pulitzer, Emily Rauh Pulitzer, Ronald H.
           Ridgway, Cole C. Campbell, David E. Moore and Robert C.
                                  Woodworth
10.22     Contribution and Assumption Agreement, dated as of March
          18, 1999, by and between Pulitzer Publishing Company and
                                Pulitzer Inc.
10.24     Letter Agreement, dated March 18, 1999, between Pulitzer
                        Inc. and Emily Rauh Pulitzer
10.25     Letter Agreement, dated March 18, 1999, between Pulitzer
                           Inc. and David E. Moore
10.26            Pulitzer Inc. Registration Rights Agreement
21                       Subsidiaries of Registrant
24                            Power of Attorney
27                         Financial Data Schedule