Form 10-Q
period 1999-03-31
PULITZER INC
filed 1999-05-12
CIK 1068848

================================================================================



                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                       ----------------------------------


                                    FORM 10-Q
              (Mark One)
              /x/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                  SECURITIES EXCHANGE ACT OF 1934
              For the quarterly period ended MARCH 31, 1999
                                             --------------
                                       OR
              / / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                  SECURITIES EXCHANGE ACT OF 1934
              For the transition period from                to
                                             ---------------   -----------------

                         COMMISSION FILE NUMBER 1-14541
                         ------------------------------


                                  PULITZER INC.
             (Exact name of registrant as specified in its charter)
             ------------------------------------------------------



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

                                   NO CHANGES
 (Former name, former address and former fiscal year, if changed since last report)

                         ------------------------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

                  YES / /                            NO /X/

              ---------------------------------------------------

            Indicate the number of shares outstanding of each of the
                   issuer's classes of common stock, as of the
                            latest practicable date.


                 CLASS                               OUTSTANDING 4/30/99
                 -----                               -------------------

             COMMON STOCK                                 8,292,447
         CLASS B COMMON STOCK                            14,339,284


================================================================================

                          PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

PULITZER INC. AND SUBSIDIARIES
STATEMENTS OF CONSOLIDATED (LOSS) INCOME
(UNAUDITED)
(IN THOUSANDS, EXCEPT EARNINGS PER SHARE DATA)

                                                            First Quarter Ended
                                                                 March 31,
                                                       ------------------------------
                                                           1999               1998
                                                       -----------         ----------
OPERATING REVENUES - NET:
    Advertising                                         $  61,080          $  57,721
    Circulation                                            22,042             22,198
    Other                                                  11,235             10,310
                                                        ---------          ---------
              Total operating revenues                     94,357             90,229
                                                        ---------          ---------


OPERATING EXPENSES:
    Operations                                             37,957             37,314
    Selling, general and administrative                    35,377             33,447
    General corporate expense                               1,810              1,417
    Stock option cash-outs and bonuses (Note 6)            26,685
    St. Louis Agency adjustment                             5,239              5,270
    Depreciation and amortization                           4,009              3,379
                                                        ---------          ---------
              Total operating expenses                    111,077             80,827
                                                        ---------          ---------

  Operating (loss) income                                 (16,720)             9,402

  Interest income                                           2,192              1,042
  Net other expense                                          (154)              (290)
                                                        ---------          ---------

(LOSS) INCOME FROM CONTINUING OPERATIONS
  BEFORE PROVISION FOR INCOME TAXES                       (14,682)            10,154

(BENEFIT) PROVISION FOR INCOME TAXES                       (6,166)             4,383
                                                        ---------          ---------

(LOSS) INCOME FROM CONTINUING OPERATIONS                   (8,516)             5,771

(LOSS) INCOME FROM DISCONTINUED
  OPERATIONS, NET OF TAX                                  (21,449)             8,194
                                                        ---------          ---------

NET (LOSS) INCOME                                       $ (29,965)         $  13,965
                                                        =========          =========

BASIC EARNINGS PER SHARE OF STOCK:
  (Loss) income from continuing operations              $   (0.38)         $    0.26
  (Loss) income from discontinued operations                (0.95)              0.37
                                                        ---------          ---------

  (Loss) earnings per share                             $    1.33)         $    0.63
                                                        =========          =========

  Weighted average number of shares outstanding            22,604             22,223
                                                        =========          =========

DILUTED EARNINGS PER SHARE OF STOCK:
  (Loss) income from continuing operations              $   (0.38)         $    0.26
  (Loss) income from discontinued operations                (0.95)              0.36
                                                        ---------          ---------

  (Loss) earnings per share                             $   (1.33)         $    0.62
                                                        =========          =========

  Weighted average number of shares outstanding            22,604             22,615
                                                        =========          =========


See notes to consolidated financial statements.

PULITZER INC. AND SUBSIDIARIES
STATEMENTS OF CONSOLIDATED FINANCIAL POSITION
(UNAUDITED)
(IN THOUSANDS)

                                                                March 31,       December 31,
                                                                  1999             1998
                                                              --------------    -------------
ASSETS

CURRENT ASSETS:
  Cash and cash equivalents                                      $565,889         $110,171
  Trade accounts receivable (less allowance for doubtful
    accounts of $1,812 and $1,722)                                 38,529           42,658
  Inventory                                                         7,247            2,587
  Income taxes receivable                                          19,463
  Prepaid expenses and other                                        8,383           12,564
                                                                 --------         --------

              Total current assets                                639,511          167,980
                                                                 --------         --------

PROPERTIES:
  Land                                                              5,536            5,536
  Buildings                                                        43,862           43,511
  Machinery and equipment                                         105,123           98,848
  Construction in progress                                          5,489            8,442
                                                                 --------         --------
              Total                                               160,010          156,337
  Less accumulated depreciation                                    74,418           72,186
                                                                 --------         --------

              Properties - net                                     85,592           84,151
                                                                 --------         --------

INTANGIBLE AND OTHER ASSETS:
  Intangible assets - net of amortization                         195,329          197,154
  Receivable from The Herald Company                               35,074           38,683
  Net assets of Broadcasting Business (Note 3)                                      35,717
  Other                                                            20,563           22,708
                                                                 --------         --------

              Total intangible and other assets                   250,966          294,262
                                                                 --------         --------

                   TOTAL                                         $976,069         $546,393
                                                                 ========         ========



                                                                     (Continued)

PULITZER INC. AND SUBSIDIARIES
STATEMENTS OF CONSOLIDATED FINANCIAL POSITION
(UNAUDITED)
(IN THOUSANDS, EXCEPT SHARE DATA)

                                                                          March 31,          December 31,
                                                                            1999               1998
                                                                        --------------     --------------
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Trade accounts payable                                                 $  10,483          $  12,253
  Salaries, wages and commissions                                            8,819             10,911
  Income taxes payable                                                                          2,832
  Acquisition payable                                                        9,707              9,707
  Dividends payable                                                          3,395              3,374
  Other                                                                      4,180              4,228
                                                                         ---------          ---------
              Total current liabilities                                     36,584             43,305
                                                                         ---------          ---------

PENSION OBLIGATIONS                                                         27,804             23,625
                                                                         ---------          ---------

POSTRETIREMENT AND POSTEMPLOYMENT
  BENEFIT OBLIGATIONS                                                       89,183             88,397
                                                                         ---------          ---------

OTHER LONG-TERM LIABILITIES                                                  9,827              5,709
                                                                         ---------          ---------

COMMITMENTS AND CONTINGENCIES (Note 7)

STOCKHOLDERS' EQUITY (Note 5):
  Preferred stock, $.01 par value; shares authorized -
    100,000,000 in 1999 and 25,000,000 in 1998; issued and
    outstanding - none
  Common stock, $.01 par value; shares authorized - 100,000,000 in 1999 and 1998; issued - 8,292,447 in 1999 and 7,242,974
    in 1998                                                                     83                 72
  Class B common stock, convertible, $.01 par value; shares
    authorized - 100,000,000 in 1999 and 50,000,000 in 1998;
    issued - 14,339,284 in 1999 and 27,019,880 in 1998                         143                270
  Additional paid-in capital                                               424,391            151,574
  Retained earnings                                                        388,969            422,329
  Accumulated other comprehensive income                                      (915)              (915)
                                                                         ---------          ---------
              Total                                                        812,671            573,330
  Treasury stock - at cost; 25,519 shares of common stock and
    11,700,850 shares of Class B common stock in 1998                                        (187,973)
                                                                         ---------          ---------
              Total stockholders' equity                                   812,671            385,357
                                                                         ---------          ---------

                   TOTAL                                                 $ 976,069          $ 546,393
                                                                         =========          =========



                                                                     (Concluded)
See notes to consolidated financial statements.

PULITZER INC. AND SUBSIDIARIES
STATEMENTS OF CONSOLIDATED CASH FLOWS
(UNAUDITED)
(IN THOUSANDS)

                                                                                First Quarter Ended
                                                                                     March 31,
                                                                         --------------------------------
                                                                                1999              1998
CONTINUING OPERATIONS
CASH FLOWS FROM OPERATING ACTIVITIES:
  (Loss) income from continuing operations                                    $  (8,516)         $   5,771
  Adjustments to reconcile net income to net cash provided by operating activities:
    Depreciation                                                                  2,157              1,906
    Amortization                                                                  1,852              1,473
    Deferred income taxes                                                           (68)               691
    Changes in assets and liabilities (net of the effects of the purchase and sale of properties) which provided (used) cash:
        Trade accounts receivable                                                 4,129                698
        Inventory                                                                (4,660)             1,595
        Other assets                                                              8,455              1,070
        Trade accounts payable and other liabilities                              5,173             (4,913)
        Income taxes                                                            (22,295)             6,521
                                                                              ---------          ---------
NET CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES                             (13,773)            14,812
                                                                              ---------          ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures                                                           (3,190)            (4,788)
  Purchase of publishing properties, net of cash acquired                                           (1,998)
  Investment in joint ventures and limited partnerships                            (894)              (342)
  Decrease in notes receivable                                                       74                 45
                                                                              ---------          ---------

NET CASH USED IN INVESTING ACTIVITIES                                            (4,010)            (7,083)
                                                                              ---------          ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Dividends paid                                                                 (3,374)            (3,331)
  Proceeds from exercise of stock options                                         2,280              1,613
  Proceeds from employee stock purchase plan                                                           335
  Purchase of treasury stock                                                       (110)               (41)
                                                                              ---------          ---------

NET CASH USED IN FINANCING ACTIVITIES                                            (1,204)            (1,424)
                                                                              ---------          ---------

CASH (USED IN) PROVIDED BY CONTINUING OPERATIONS                                (18,987)             6,305
                                                                              ---------          ---------

DISCONTINUED OPERATIONS
  Operating activities                                                          (21,820)            18,385
  Investing activities:
    Capital expenditures                                                         (1,488)            (3,187)
    Sale of assets                                                                5,000
  Financing activities:
    Proceeds from issuance of long-term debt                                    700,000
    Repayments of long-term debt                                               (172,705)
    Payment of Spin-off and Merger Transaction costs                            (31,272)
    Payment of estimated working capital adjustment related to Merger            (3,010)
                                                                              ---------          ---------
CASH PROVIDED BY DISCONTINUED OPERATIONS                                        474,705             15,198
                                                                              ---------          ---------

NET INCREASE IN CASH AND CASH EQUIVALENTS                                       455,718             21,503

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR                                  110,171             62,749
                                                                              ---------          ---------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                                    $ 565,889          $  84,252
                                                                              =========          =========




                                                                     (Continued)

PULITZER INC. AND SUBSIDIARIES
STATEMENTS OF CONSOLIDATED CASH FLOWS
(UNAUDITED)
(IN THOUSANDS)

                                                                                   First Quarter Ended
                                                                                        March 31,
                                                                             --------------------------------
                                                                                  1999              1998

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Cash paid (received) during the period for:
    Interest paid                                                              $   8,429           $   6,880
    Interest received                                                             (2,333)               (987)
    Income taxes                                                                   3,231               2,936
    Income tax refunds                                                              (141)                (49)

SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING
  AND FINANCING ACTIVITIES:
  Divestiture of broadcasting business--decrease in Net Liabilities of
    Broadcasting Business and increase in Additional Paid-in Capital           $ 494,721           $       -
  Spin-off and Merger Transaction costs--decrease in Other Assets
    and decrease in Additional Paid-in Capital                                     4,253
  Increase in Dividends Payable and decrease in Retained Earnings                  3,395               3,338
  Cancellation of treasury stock:
    Decrease in Treasury Stock and Class B Common Stock                              117
    Decrease in Treasury Stock and Additional Paid-in Capital                    187,966








                                                                     (Concluded)
See notes to consolidated financial statements.

PULITZER INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

1. BASIS OF PRESENTATION

On March 18, 1999, the spin-off of the newspaper publishing and new media businesses formerly operated by Pulitzer Publishing Company ("Pulitzer") was completed with Pulitzer Inc. (the "Company") commencing operations as an independent publicly traded publishing company (the "Spin-off"). Following the Spin-off, Pulitzer with its remaining broadcasting business ("Broadcasting Business") was merged with and into Hearst-Argyle Television, Inc. ("Hearst-Argyle") in exchange for the issuance to Pulitzer's stockholders of 37,096,774 shares of Hearst-Argyle's Series A common stock (the "Merger"). The Merger and Spin-off are collectively referred to as the "Transactions."

As a result of the Transactions, the Company is the continuing entity for financial reporting purposes. Pulitzer's historical basis in its newspaper publishing and related new media assets and liabilities have been carried over to the Company. The distribution of the net liabilities of the Broadcasting Business has been recorded as a capital contribution to the Company (see Notes 4 & 5). The Transactions represent a reverse-spin transaction and, accordingly, the Company's results of operations for periods prior to the consummation of the Transactions are identical to the historical results previously reported by Pulitzer. Results of the Company's newspaper publishing and related new media businesses are reported as continuing operations in the statements of consolidated income. The results of the Broadcasting Business prior to the Merger are reported as discontinued operations (see Note 3).


2. ACCOUNTING POLICIES

Interim Adjustments - In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the Company's financial position as of March 31, 1999 and the results of operations and cash flows for the three-month periods ended March 31, 1999 and 1998. These financial statements should be read in conjunction with the consolidated financial statements and related notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1999. Results of operations for interim periods are not necessarily indicative of the results to be expected for the full year.

Fiscal Year and Fiscal Quarters - The Company's fiscal year and first fiscal quarter end on the Sunday coincident with or prior to December 31 and March 31, respectively. For ease of presentation, the Company has used December 31 as the year end and March 31 as the first quarter end.

Earnings Per Share of Stock - Basic earnings per share of stock is computed using the weighted average number of common and Class B common shares outstanding during the applicable period. Diluted earnings per share of stock is computed using the weighted average number of common and Class B common shares outstanding and common stock equivalents (outstanding stock options). As a result of the cash-out of outstanding stock options on March 18, 1999, there are no common stock equivalents outstanding at the end of the 1999 first quarter (see Note 6). Weighted average shares of common and Class B common stock and common stock equivalents used in the calculation of basic and diluted earnings per share are summarized as follows:


                                                      First Quarter Ended
                                                           March 31,
                                                    -------------------------
                                                       1999          1998
                                                         (In thousands)
Weighted average shares outstanding (Basic EPS)         22,604        22,223

Stock option equivalents                                                 392
                                                    ----------   -----------

Weighted average shares outstanding and
    Stock option equivalents (Diluted EPS)              22,604        22,615
                                                   ===========   ===========

Stock option equivalents included in the diluted earnings per share calculation were determined using the treasury stock method. Under the treasury stock method, outstanding stock options are dilutive when the average market price of the Company's common stock exceeds the option price during a period. In addition, proceeds from the assumed exercise of dilutive options along with the related tax benefit are assumed to be used to repurchase common shares at the average market price of such stock during the period.

Reclassifications - Certain reclassifications have been made to the 1998 consolidated financial statements to conform with the 1999 presentation.

3. DISCONTINUED OPERATIONS

Discontinued operations represent the Broadcasting Business owned by Pulitzer prior to the Merger including the allocation of all long-term debt balances and related interest expense amounts of Pulitzer prior to the Merger.

The net liability balance of the Broadcasting Business as of March 18, 1999, including the $700 million of New Debt, was contributed to "Additional Paid-in Capital" of the Company at the time of the Merger (see Notes 4 and 5). The net asset balance of the Broadcasting Business as of December 31, 1998 is classified in the statement of consolidated financial position as "Net Assets of Broadcasting Business". The asset and liability balances of the Broadcasting Business as of March 18, 1999 (immediately prior to the Merger) and as of December 31, 1998 are included below.


                                                          March 18, 1999        December 31,
                                                        (Prior to Merger)          1998
                                                        ------------------   ------------------
ASSETS                                                               (In thousands)

Cash                                                      $   1,860          $--
Trade accounts receivable (less allowance for
  Doubtful accounts of $558 and $597)                        40,759             47,244
Program rights                                                5,941              8,425
Other current assets                                          2,644              1,115
                                                          ---------          ---------
    Total current assets                                     51,204             56,784

Properties - net                                             82,843             83,514

Intangible assets - net                                      93,109             94,817

Other assets                                                  2,019              8,348
                                                          ---------          ---------

      Total assets of Broadcasting Business                 229,175            243,463
                                                          ---------          ---------

LIABILITIES
Trade accounts payable and accrued expenses                   7,615              9,255
Current portion of long-term debt (Note 4)                                      12,705
Interest payable                                                                 5,301
Program contracts payable                                     5,599              7,955
                                                          ---------          ---------
    Total current liabilities                                13,214             35,216
Long-term debt (Note 4)                                     700,000            160,000
Pension obligations                                           3,267              6,951
Postretirement benefit obligations                            1,998              2,762
Other long term liabilities                                   5,417              2,817
Commitments and contingencies
                                                          ---------          ---------

      Total liabilities of Broadcasting Business            723,896            207,746
                                                          ---------          ---------

NET (LIABILITIES) ASSETS OF BROADCASTING BUSINESS         $(494,721)         $  35,717
                                                          =========          =========

In connection with the Merger, a cash payment is required by either Hearst-Argyle or the Company for the difference between $41,000,000 and the working capital balance of the Broadcasting Business on the date of the Merger ("Working Capital Adjustment"). Based upon the March 18, 1999 asset and liability balances included above, the Broadcasting Business had a working capital balance of $37,990,000 resulting in a preliminary Working Capital Adjustment of $3,010,000. This preliminary amount has been paid to Hearst-Argyle as of March 31, 1999.

As of March 18, 1999, certain Broadcasting Business asset and liability balances, including but not limited to accrued expenses, pensions, postretirement and deferred income taxes, have been recorded based upon preliminary estimates. As a result, the Working Capital Adjustment and the capital contribution recorded in the Company's equity section to reflect the Merger represent preliminary estimates. Subsequent to March 31, 1999, these preliminary estimates will be adjusted, as necessary, based upon the final calculation of certain Broadcasting Business asset and liability balances. Similarly, Transaction costs recorded in the Company's consolidated financial statements in the 1999 first quarter also include estimates which will be adjusted subsequent to March 31, 1999 as final billings are received. (see Note
5)

The net (loss) income from operations of the Broadcasting Business, without allocation of any general corporate expense, is reflected in the statements of consolidated income as "Income from Discontinued Operations" and is summarized as follows:



                                                        First Quarter Ended
                                                             March 31,
                                                   -----------------------------
                                                      1999(a)           1998
                                                   ------------    -------------
                                                           (In thousands)
Operating revenues                                 $ 45,622              $ 53,170
                                                   --------              --------

Operating expenses:
   Operations                                        15,951                18,109
   Selling, general and administrative               11,616                12,595
   Stock option cash-outs and bonuses                25,305
   Depreciation and amortization                      3,881                 5,551
                                                   --------              --------
      Total operating expenses                       56,753                36,255
                                                   --------              --------

Operating (loss) income                             (11,131)               16,915

Interest expense                                      3,128                 3,462
Loss on extinguishment of debt (b)                   17,955
                                                   --------              --------

(Loss) income before income taxes                   (32,214)               13,453

Income tax (benefit) provision                      (10,765)                5,259
                                                   --------              --------

Net (loss) income                                  $(21,449)             $  8,194
                                                   ========              ========


(a) Broadcasting results for 1999 reflect operations only through March 18, 1999, the date of the Merger, and include $25.3 million of stock option cash-outs and bonus payments to broadcasting employees in connection with the Merger on March 18, 1999. (see Note 6)

(b) On March 18, 1999, in connection with the Spin-off and Merger, Pulitzer prepaid its existing long-term debt and incurred a prepayment penalty of approximately $17.2 million. This prepayment penalty, along with the write-off of deferred financing fees of approximately $750,000, have been included in discontinued operations in the first quarter of 1999.

4. FINANCING ARRANGEMENTS

On March 17, 1999, Pulitzer borrowed $700 million from Chase Manhattan Bank pursuant to a short-term borrowing agreement (the "New Debt"). Prior to the Spin-off and Merger, on March 18, 1999, Pulitzer used a portion of the proceeds from the New Debt to prepay its existing long-term debt with The Prudential Insurance Company of America ("Prudential"), pay a related prepayment penalty to Prudential and pay certain transaction costs resulting from the Spin-off and Merger. The balance of the proceeds of the New Debt, together with existing cash balances, was contributed to the Company in the Spin-off and the New Debt was assumed by Hearst-Argyle at the time of the Merger. Accordingly, all long-term debt balances and related interest expense are allocated to the Broadcasting Business and reported as discontinued operations in the consolidated financial statements (see Note 3).

As a result of the Transactions, the Company has no outstanding debt and a cash balance of approximately $566 million as of March 31, 1999.


5. STOCKHOLDERS' EQUITY

On March 18, 1999, all common and Class B common shares of treasury stock held by Pulitzer were canceled. The cancellation of the treasury shares reduced the number of shares of common and Class B common stock issued but did not change the number of shares of common and Class B common stock outstanding. In addition, the cancellation did not change the total balance of stockholders' equity. Immediately following the Spin-off, on March 18, 1999, the number of shares of common and Class B common stock of the Company outstanding was identical to the number of shares of common and Class B common stock of Pulitzer outstanding immediately prior to the Spin-off.

The net liability balance of the Broadcasting Business as of March 18, 1999, including the $700 million of New Debt, was contributed to "Additional Paid-in Capital" of the Company at the time of the Merger (see Notes 3 and 4). This capital contribution has been recorded net of Transaction costs of approximately $35.5 million and the estimated Working Capital Adjustment of approximately $3 million related to the Merger. Activity in the Company's stockholders' equity accounts for the first quarter of 1999 is included below:


                                                                                Accumulated
                                                                                 Other                   Total
                                                Class B    Additional            Compre-                 Stock-
                                      Common     Common    Paid-in   Retained    hensive     Treasury    holders'
                                       Stock     Stock     Capital   Earnings     Income      Stock      Equity
                                      --------  ---------  --------  ---------  -----------  ---------  ---------
                                                           (In thousands)

BALANCES AT DECEMBER 31, 1998           $72        $270    $151,574   $422,329       $(915)  $(187,973)  $385,357

  Common stock options                    1                   2,279                                         2,280
   exercised
  Conversion of Class B
   common stock to common stock          10         (10)
  Tax benefit from stock options
    exercised                                                 2,318                                         2,318
  Net loss                                                             (29,965)                           (29,965)
  Cash dividends declared
    $0.15 per share of common
    and Class B common                                                  (3,395)                            (3,395)
  Purchase of treasury stock                                                                      (110)      (110)
  Cancellation of treasury                         (117)   (187,966)                           188,083
   stock
  Divestiture of Broadcasting
     Business, net of
     Transaction costs and
     Working Adjustment                                     456,186                                       456,186
                                    -------   ---------    --------  --------- -----------   ---------  ---------

BALANCES AT MARCH 31, 1999              $83        $143    $424,391   $388,969       $(915)  $      --   $812,671
                                    =======   =========    ========  ========= ===========   =========  =========

In the first quarter of 1999, a dividend of $0.15 per share was declared, payable on May 3, 1999. In addition, a cash dividend of $0.15 per share which was declared in December 1998 and paid to stockholders in January 1999 represented the acceleration of Pulitzer's dividend historically declared and paid in the first quarter of each fiscal year.

In the first quarter of 1998, two dividends of $0.15 per share were declared, payable on February 2, 1998 and May 1, 1998.

6. STOCK OPTION CASH-OUTS AND BONUSES

On March 18, 1999, immediately prior to the Spin-off and Merger, Pulitzer redeemed all outstanding stock options, whether or not vested, and terminated the related option plans. In addition to the stock option cash-outs, bonus payments due as a result of the Spin-off and Merger were recorded as expense in the first quarter of 1999. Total stock option cash-out and bonus expense of approximately $52 million has been recorded in the 1999 first quarter including approximately $26.7 million related to publishing employees recorded in continuing operations and approximately $25.3 million related to broadcasting employees recorded in discontinued operations.


7. COMMITMENTS AND CONTINGENCIES

At March 31, 1999, the Company and its subsidiaries had construction and equipment commitments of approximately $7,386,000.

The Company is an investor in one limited partnership requiring future capital contributions. As of March 31, 1999, the Company's unfunded capital contribution commitment related to this investment was approximately $8,068,000.

The Company and its subsidiaries are involved, from time to time, in various claims and lawsuits incidental to the ordinary course of its business, including such maters as libel, slander and defamation actions and complaints alleging discrimination. While the results of litigation cannot be predicted, management believes the ultimate outcome of any existing litigation will not have a material adverse effect on the consolidated financial statements of the Company and its subsidiaries.

In connection with the September 1986 purchase of Pulitzer Class B common stock from certain selling stockholders (the "1986 Selling Stockholders"), Pulitzer agreed, under certain circumstances, to make an additional payment to the 1986 Selling Stockholders in the event of a Gross-Up Transaction. A "Gross-Up Transaction" was defined to mean, among other transactions, (i) any merger, in any transaction or series of related transactions, of more than 85 percent of the voting securities or equity of Pulitzer pursuant to which holders of Pulitzer common stock receive securities other than Pulitzer common stock and
(ii) any recapitalization, dividend or distribution, or series of related recapitalizations, dividends or distributions, in which holders of Pulitzer common stock receive securities (other than Pulitzer common stock) having a Fair Market Value (as defined herein) of not less than 33 1/3 percent of the Fair Market Value of the shares of Pulitzer common stock immediately prior to such transaction. The amount of the additional payment, if any, would equal (x) the product of (i) the amount by which the Transaction Proceeds (as defined herein) exceeds the Imputed Value (as defined herein) multiplied by (ii) the applicable percentage (i.e., 50 percent for the period from May 13, 1996 through May 12, 2001) multiplied by (iii) the number of shares of Pulitzer common stock issuable upon conversion of the shares of Pulitzer Class B common stock owned by the 1986 Selling Stockholders, adjusted for, among other things, stock dividends and stock splits; less (y) the sum of any additional payments previously received by the 1986 Selling Stockholders; provided, however, that in the event of any recapitalization, dividend or distribution, the amount by which the Transaction Proceeds exceeds the Imputed Value shall not exceed the amount paid or distributed pursuant to such recapitalization, dividend or distribution in respect of one share of Pulitzer common stock.

The term "Transaction Proceeds" was defined to mean, in the case of a merger, the aggregate Fair Market Value (as defined herein) of the consideration received pursuant thereto by the holder of one share of Pulitzer common stock, and, in the case of a recapitalization, dividend or distribution, the aggregate Fair Market Value of the amounts paid or distributed in respect of one share of Pulitzer common stock plus the aggregate Fair Market Value of one share of Pulitzer common stock following such transaction. The "Imputed Value" for one share of Pulitzer common stock on a given date was defined to mean an amount equal to $28.82 compounded annually from May 12, 1986 to such given date at the rate of 15 percent per annum, the result of which is $154.19 at May 12, 1998. There was no specific provision for adjustment of the $28.82 amount, but if it were adjusted to reflect all stock dividends and stock splits of Pulitzer since September 30, 1986, it would now equal $15.72, which if compounded annually from May 12, 1986 at the rate of 15 percent per annum would equal $84.11 at May 12, 1998.

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

As a result of the foregoing, the amount of additional payments, if any, that may be payable by the Company with respect to the Merger and the distribution of Pulitzer Inc. common and Class B common stock in the Spin-off (the "Distribution") cannot be determined at this time. However, if the Distribution were determined to be a Gross-Up Transaction and if the Fair Market Value of the Transaction Proceeds with respect to the Merger and the Distribution were determined to exceed the Imputed Value, then the additional payments to the 1986 Selling Stockholders would equal approximately $5.9 million for each $1.00 by which the Transaction Proceeds exceed the Imputed Value. Accordingly, depending on the ultimate resolution of the meaning and application of various provisions of the Gross-Up Transaction agreements, including the determination of Imputed Value and Fair Market Value of the Transaction Proceeds, in the opinion of the Company's management, the amount of an additional payment, if any, could be material to the consolidated financial statements of the Company.



8. NEWSPAPER PUBLISHING REVENUES

The Company's newspaper publishing revenues consist of the following:

                                                                   First Quarter Ended
                                                                       March 31,
                                                                ------------------------
                                                                1999                1998
                                                                     (In thousands)

St. Louis Post-Dispatch                                         $60,662            $59,559

Star Publishing Company                                          14,433             13,625

Pulitzer Community Newspaper Group                               18,781             16,745

Other publishing revenue                                            481                300
                                                              ---------          ---------
   Total publishing revenue                                     $94,357            $90,229
                                                              =========          =========


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
        CONDITION AND RESULTS OF OPERATIONS

Statements in this Quarterly Report on Form 10-Q concerning the Company's business outlook or future economic performance, anticipated profitability, revenues, expenses or other financial items, together with other statements that are not historical facts, are "forward-looking statements" as that term is defined under the Federal Securities Laws. Forward-looking statements are subject to risks, uncertainties and other factors which could cause actual results to differ materially from those stated in such statements. Such risks, uncertainties and factors include, but are not limited to, industry cyclicality, the seasonal nature of the business, changes in pricing or other actions by competitors or suppliers, and general economic conditions, as well as other risks detailed in the Company's filings with the Securities and Exchange Commission including this Quarterly Report on Form 10-Q.

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


RECENT EVENTS

    The Company (the "Company") was organized as a corporation in 1998 and is engaged in newspaper publishing, operating the newspaper properties operated by Pulitzer Publishing Company ("Pulitzer") prior to the Spin-off (as defined below). Prior to the Spin-off, the Company was a wholly-owned subsidiary of Pulitzer.

    As of May 25, 1998, Pulitzer, the Company and Hearst-Argyle Television, Inc. ("Hearst-Argyle") entered into an Amended and Restated Agreement and Plan of Merger (the "Merger Agreement") pursuant to which Hearst-Argyle agreed to acquire Pulitzer's television and radio broadcasting operations (collectively, the "Broadcasting Business") in exchange for the issuance to Pulitzer's stockholders of 37,096,774 shares of Hearst-Argyle's Series A common stock. The Broadcasting Business consisted of nine network-affiliated television stations and five radio stations owned and operated by Pulitzer Broadcasting Company and its wholly-owned subsidiaries. On March 18, 1999, the Broadcasting Business was acquired by Hearst-Argyle through the merger (the "Merger") of Pulitzer into Hearst-Argyle. Prior to the Merger, Pulitzer's newspaper publishing and related new media businesses were contributed to the Company in a tax-free "spin-off" to Pulitzer stockholders (the "Spin-off"). The Merger and Spin-off are collectively referred to as the "Transactions."

     Pulitzer's historical basis in its newspaper publishing and related new media assets and liabilities have been carried over to the Company. The Transactions represent a reverse-spin transaction and, accordingly, the Company's results of operations for periods prior to the consummation of the Transactions are identical to the historical results previously reported by Pulitzer. Results of the Company's newspaper publishing and related new media businesses are reported as continuing operations, and the results of the Broadcasting Business owned by Pulitzer prior to the Merger are reported as discontinued operations, in the financial statements included in Item 1 of this Quarterly Report on Form 10-Q.

THREE MONTHS ENDED MARCH 31, 1999 COMPARED WITH 1998

CONTINUING OPERATIONS--PUBLISHING

         Operating revenues for the first quarter of 1999 increased 4.6 percent, to $94.4 million from $90.2 million in the first quarter of 1998. The gain primarily reflected higher advertising revenues.

         Newspaper advertising revenues increased $3.4 million, or 5.8 percent, in the first quarter of 1999. The current year increase included advertising revenue gains of 13.6 percent at the Pulitzer Community Newspaper Group ("PCN Group"), 10.3 percent at The Arizona Daily Star ("Star") and 2.6 percent at the St. Louis Post-Dispatch ("Post-Dispatch"). The increases at the PCN Group and the Star were primarily in the retail and classified categories while the Post-Dispatch gain was driven by classified and national advertising increases. At the PCN Group, volume increases at most locations, along with new advertising from the Troy Daily News (acquired in October 1998), accounted for a significant portion of the higher advertising revenue. Similarly, at the Star, higher first quarter advertising revenue reflected an increase of approximately 13.4 percent in full run advertising volume (linage in inches). At the Post-Dispatch, rate increases in the first quarter of 1999 and higher national and part-run advertising volume accounted for the current year advertising revenue increase.

         Circulation revenues decreased 0.7 percent to $22 million in the first quarter of 1999 from $22.2 million in the prior year quarter. The lower circulation revenues reflected declines in paid circulation at the Post-Dispatch and the Star which were partially offset by gains at several of the PCN Group properties including the Troy Daily News which was acquired in October 1998.

         Operating expenses (including selling, general and administrative expenses, general corporate expense and depreciation and amortization), excluding the St. Louis Agency adjustment, increased to $105.8 million for the 1999 first quarter from $75.6 million for the same period in the prior year. The significant increase resulted from $26.7 million of one-time stock option cash-out and bonus payments to publishing employees in connection with the Merger. Excluding the one-time Merger costs, operating expenses increased 4.8 percent to $79.2 million in the 1999 first quarter. The increase on a comparable basis reflected higher overall personnel costs of $2.7 million and higher depreciation and amortization expense of $630,000, due in part to the acquisition of the Troy Daily News in October 1998. These expense increases were partially offset by a decline in newsprint costs of $679,000, reflecting lower newsprint prices in the current year quarter.

         For the first quarter of 1999, the Company reported an operating loss of $16.7 million compared to operating income of $9.4 million in the prior year quarter. The current year loss resulted from the one-time Merger costs of $26.7 million. Excluding these one-time costs, operating income increased 6 percent to $10 million. The increase on a comparable basis reflected the advertising revenue gains in the current year quarter.

         Interest income for the first quarter of 1999 increased to $2.2 million from $1 million in the prior year quarter. The increase reflected the inflow of approximately $429 million of net cash in connection with the Spin-off and Merger on March 18, 1999 (See "Liquidity and Capital Resources").

         The effective income tax rate for the first quarter of 1999 was 42 percent compared with a rate of 43.2 percent in the prior year quarter. The Company expects its effective tax rate related to continuing operations will be in the 42 to 43 percent range for the full year of 1999.

         For the first quarter of 1999, the Company reported a loss from continuing operations of $8.5 million, or $0.38 per diluted share, compared to income of $5.8 million, or $0.26 per diluted share, in the prior year quarter. The current year loss resulted from the one-time Merger costs of $26.7 million. Excluding these one-time costs, income from continuing operations increased 20.6 percent to $7 million, or $0.31 per diluted share. The increase on a comparable basis reflected the advertising revenue gains and the higher interest income in the current year quarter.

         Fluctuations in the price of newsprint significantly impact the results of the Company's newspaper operations, where newsprint expense accounts for approximately 20 percent of the segment's total operating costs. For the first quarter of 1999, the Company's average cost for newsprint was approximately $570 per metric ton, compared to approximately $600 per metric ton in the 1998 first quarter. Price decreases implemented by newsprint suppliers since March 1, 1999 have reduced the Company's cost of newsprint to the range of approximately $490 to $530 per metric ton and will benefit the Company's newspaper operations in the second quarter of 1999.

DISCONTINUED OPERATIONS--BROADCASTING

         For the first quarter of 1999, the Company reported a loss from discontinued operations of $21.4 million, or $0.95 per diluted share, compared to income of $8.2 million, or $0.36 per diluted share, in the prior year quarter. The current year loss resulted from a combination of $25.3 million of one-time stock option cash-out and bonus payments to broadcasting employees in connection with the Merger and a loss on extinguishment of debt of $18 million. In addition, the current year quarter included only a partial quarter of broadcasting operations (through March 18, 1999) compared to a full quarter of normal broadcasting operations in the prior year. (See Note 3 to the consolidated financial statements included in Item 1.)


LIQUIDITY AND CAPITAL RESOURCES

    On March 17, 1999, Pulitzer borrowed $700 million from Chase Manhattan Bank pursuant to a short-term borrowing agreement (the "New Debt"). On March 18, 1999, Pulitzer used a portion of the proceeds from the New Debt to prepay existing long-term debt of approximately $172.7 million and pay a related prepayment penalty of approximately $17.2 million. Pulitzer made additional payments related to the Transactions including $47.1 million for stock option cash-outs and bonuses (net of deferred compensation in the amount of $4.9 million), $31.3 million for professional fees related to the Transactions (excluding $4.2 million paid prior to March 18, 1999) and a $3 million preliminary working capital adjustment. The cash balance of the proceeds of the New Debt was contributed to the Company in the Spin-off while the New Debt was assumed by Hearst-Argyle at the time of the Merger. As a result, the Company has no outstanding debt and a cash balance of approximately $566 million as of March 31, 1999. The Company anticipates funding future newspaper acquisitions with a portion of the available cash as potential investment opportunities are identified. In the interim, the Company expects to invest its cash in a mixture of short to mid-term government and corporate debt obligations.

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

    As of March 31, 1999, commitments for capital expenditures were approximately $7.4 million, relating to normal capital equipment replacements (including Year 2000 projects in-process). Capital expenditures to be made by the Company in fiscal 1999 are estimated to be approximately $10 million. In addition, as of March 31, 1999, the Company had a capital contribution commitment of approximately $8.1 million related to a limited partnership investment.

    At March 31, 1999, the Company had working capital of $602.9 million and a current ratio of 17.5 to 1. This compares to working capital of $124.7 million and a current ratio of 3.9 to 1 at December 31, 1998.

    The Company generally expects to generate sufficient cash from operations to cover ordinary capital expenditures, working capital requirements and dividend payments.

Spin-off Gain

    As a result of the Transactions, Pulitzer is required to recognize taxable gain in an amount equal to the excess of the fair market value of the Company's common and Class B common stock ("Pulitzer Inc. Stock") distributed to Pulitzer's stockholders in the Spin-off over Pulitzer's adjusted tax basis in such Pulitzer Inc. Stock immediately prior to the Spin-off (the "Spin-off Gain"). In the Merger Agreement, the Company agreed to be liable and indemnify Hearst-Argyle and its subsidiaries, on an after-tax basis, for any unpaid tax liabilities of Pulitzer attributable to tax periods ending on or before the date of the Merger (other than any tax arising as a result of the Merger not qualifying as a tax-free reorganization by reason of any action or inaction on the part of Hearst-Argyle after the Merger), including any tax liability of Pulitzer with respect to the realization of any Spin-off Gain. The Company's current preliminary estimate indicates that no Spin-off Gain will be realized by Pulitzer. However, this preliminary estimate is subject to adjustment based upon the final determination for tax purposes of Pulitzer's adjusted tax basis in the Pulitzer Inc. Stock immediately prior to the Spin-off.

Gross-Up Transaction

    In connection with the September 1986 purchase of Pulitzer Class B common stock from certain selling stockholders (the "1986 Selling Stockholders"), Pulitzer agreed, under certain circumstances, to make an additional payment to the 1986 Selling Stockholders in the event of a Gross-Up Transaction. A "Gross-Up Transaction" was defined to mean, among other transactions, (i) any merger, in any transaction or series of related transactions, of more than 85 percent of the voting securities or equity of Pulitzer pursuant to which holders of Pulitzer common stock receive securities other than Pulitzer common stock and
(ii) any recapitalization, dividend or distribution, or series of related recapitalizations, dividends or distributions, in which holders of Pulitzer common stock receive securities (other than Pulitzer common stock) having a Fair Market Value (as defined herein) of not less than 33 1/3 percent of the Fair Market Value of the shares of Pulitzer common stock immediately prior to such transaction. The amount of the additional payment, if any, would equal (x) the product of (i) the amount by which the Transaction Proceeds (as defined herein) exceeds the Imputed Value (as defined herein) multiplied by (ii) the applicable percentage (i.e., 50 percent for the period from May 13, 1996 through May 12, 2001) multiplied by (iii) the number of shares of Pulitzer common stock issuable upon conversion of the shares of Pulitzer Class B common stock owned by the 1986 Selling Stockholders, adjusted for, among other things, stock dividends and stock splits; less (y) the sum of any additional payments previously received by the 1986 Selling Stockholders; provided, however, that in the event of any recapitalization, dividend or distribution, the amount by which the Transaction Proceeds exceeds the Imputed Value shall not exceed the amount paid or distributed pursuant to such recapitalization, dividend or distribution in respect of one share of Pulitzer common stock.

    The term "Transaction Proceeds" was defined to mean, in the case of a merger, the aggregate Fair Market Value (as defined herein) of the consideration received pursuant thereto by the holder of one share of Pulitzer common stock, and, in the case of a recapitalization, dividend or distribution, the aggregate Fair Market Value of the amounts paid or distributed in respect of one share of Pulitzer common stock plus the aggregate Fair Market Value of one share of Pulitzer common stock following such transaction. The "Imputed Value" for one share of Pulitzer common stock on a given date was defined to mean an amount equal to $28.82 compounded annually from May 12, 1986 to such given date at the rate of 15 percent per annum, the result of which is $154.19 at May 12, 1998. There was no specific provision for adjustment of the $28.82 amount, but if it were adjusted to reflect all stock dividends and stock splits of Pulitzer since September 30, 1986, it would now equal $15.72, which if compounded annually from May 12, 1986 at the rate of 15 percent per annum would equal $84.11 at May 12, 1998.

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

     As a result of the foregoing, the amount of additional payments, if any, that may be payable by the Company with respect to the Merger and the distribution of Pulitzer Inc. common and Class B common stock in the Spin-off (the "Distribution") cannot be determined at this time. However, if the Distribution were determined to be a Gross-Up Transaction and if the Fair Market Value of the Transaction Proceeds with respect to the Merger and the Distribution were determined to exceed the Imputed Value, then the additional payments to the 1986 Selling Stockholders would equal approximately $5.9 million for each $1.00 by which the Transaction Proceeds exceed the Imputed Value. Accordingly, depending on the ultimate resolution of the meaning and application of various provisions of the Gross-Up Transaction agreements, including the determination of Imputed Value and Fair Market Value of the Transaction Proceeds, in the opinion of the Company's management, the amount of an additional payment, if any, could be material to the consolidated financial statements of the Company. The additional payment, if any, to the 1986 Selling Stockholders would be recorded directly to additional paid-in capital as the payment of this contingent amount would be a direct cost of the disposal of Pulitzer's Broadcasting Business.

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

Merger Agreement Indemnification

    Pursuant to the Merger Agreement, the Company is obligated to indemnify Hearst-Argyle against losses related to: (i) on an after tax basis, certain tax liabilities, including (A) any transfer tax liability attributable to the Spin-off, (B) with certain exceptions, any tax liability of Pulitzer or any subsidiary of Pulitzer attributable to any tax period (or portion thereof) ending on or before the closing date of the Merger, including tax liabilities resulting from the Spin-off, and (C) any tax liability of the Company or any subsidiary of the Company; (ii) liabilities and obligations under any employee benefit plans not assumed by Hearst-Argyle; (iii) any liabilities for payments made pursuant to a Gross-Up Transaction; and (iv) certain other matters as set forth in the Merger Agreement.

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

    Pulitzer and the Company's strategy for achieving Year 2000 compliance was developed using a five phase plan as follows: (1) educate and plan; (2) assess;
(3) replace and renovate; (4) validate/test; and (5) implement. The Company has completed the planning and assessment phases and is in the process of replacing, testing and implementing new compliant systems (with some systems already implemented). As of March 31, 1999, the Company has implemented substantially all of its Year 2000 system changes at the Star. The Company expects to have substantially all of the Year 2000 system changes implemented by September 30, 1999 at the Post-Dispatch and PCN Group properties.

    The Company's current estimate of capital expenditures for new hardware and software to address Year 2000 issues, as well as to replace aging systems, is approximately $11.5 million. At March 31, 1999, approximately $2.4 million of the total capital expenditure estimate remains to be spent through the projected implementation dates. These amounts do not include either the internal staff costs of the Company's information technology department or the cost of minor Year 2000 system modifications, both of which are recorded as expense in the period incurred. Year 2000 modification costs for minor system issues are not expected to be significant. The Year 2000 related capital expenditures have been considered in the Company's normal capital budgeting process and will be funded through operating cash flows.

    In addition to addressing internal system issues, the Company is communicating with its major suppliers (including but not limited to newsprint, ink, telecommunication services and utilities) and selected customers to obtain assurance of their preparedness for the Year 2000. In general, questionnaires are being used to identify potential Year 2000 issues at these third parties which may impact the Company's business operations and require a remedy. In a significant portion of the responses received to date, material third parties have indicated that they are aware of the Year 2000 issue and have developed and are currently implementing their respective plans to address Year 2000 issues. Throughout 1999, the Company, where appropriate, will follow-up and make more detailed inquiries of these material third parties as to the status of their respective Year 2000 plans.

    The Company believes that its plan for achieving Year 2000 compliance will be fully implemented by September 30, 1999. However, as it is not possible to anticipate all future outcomes, especially where third parties are involved, the Company is in the process of developing Year 2000 contingency plans for mission critical business and production systems.

    In the event that either the Company or the Company's suppliers and customers do not successfully implement their Year 2000 plans on a timely basis, the Company could experience business losses. In the most extreme case, publication of the Company's newspapers and on-line products, as well as the sale of advertising, could be interrupted and/or delayed. The extent of losses under such a scenario have not been estimated by the Company.



ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
        MARKET RISK



        The primary raw material used in the Company's newspaper publishing operations is newsprint, representing approximately 20 percent of newspaper operating expenses. For the full year of 1998, the Company consumed approximately 100,000 metric tons of newsprint at an average cost of approximately $577 per metric ton. Historically, newsprint has been subject to significant price fluctuations from year to year, unrelated in many cases to general economic conditions. In the last five years, the Company's average cost per ton of newsprint has varied from a low of $452 per metric ton in 1994 to a high of $675 per metric ton in 1995. For the first quarter of 1999, the Company's average cost of newsprint was approximately $570 per metric ton. The Company attempts to obtain the best price available by combining newsprint purchases for its different newspaper locations but does not enter into derivative contracts in an attempt to reduce the impact of year to year price fluctuations on its consolidated newsprint expense.

        As a result of the Transactions, the Company has no outstanding debt and a cash balance of approximately $566 million as of March 31, 1999. Over time, the Company anticipates funding potential newspaper acquisitions with a portion of the available cash. In the interim, the Company expects to invest its cash in a mixture of short to mid-term government and corporate debt obligations. These investments will expose the Company to market risks that may cause the future value of such investments to be different than the original cost of such investments at the time of purchase.

                           PART II. OTHER INFORMATION



ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS

         (b) On February 1, 1999, by unanimous written consent of the Company's Board and Pulitzer, as the sole stockholder of the Company, the following individuals were elected to serve as directors of the Company:
                                                                         Term
                                                                      Expires in
                                                                      ----------
                  CLASS A DIRECTORS:
                    Emily Rauh Pulitzer                                   1999
                    James M. Snowden Jr.                                  1999
                    Nicholas G. Penniman IV                               1999

                  CLASS B DIRECTORS:
                    William Bush                                          2000
                    Michael E. Pulitzer                                   2000
                    Ronald H. Ridgway                                     2000

                  CLASS C DIRECTORS:
                    Ken J. Elkins                                         2001
                    Alice B. Hayes                                        2001
                    David E. Moore                                        2001

                  On March 18, 1999, the Company's Board elected Robert C. Woodworth to succeed Nicholas G. Penniman IV as a Class A Director of the Company following the resignation of Mr. Penniman. Mr. Woodworth's term expires in 1999.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K


         (a) The following exhibits are filed as part of this report:

             27-1     Financial Data Schedule

             27-2     Restated Financial Data Schedule

         (b) Reports on Form 8-K. The Company did not file any reports on Form 8-K during the quarter for which this report was filed.

All other items of this report are not applicable for the current quarter.


                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
                                                       PULITZER INC.
                                                      (Registrant)

Date:  May 12, 1999                              /s/  Ronald H. Ridgway
                                                 -------------------------------
                                                   (Ronald H. Ridgway)
                                         Director; Senior Vice-President-Finance
                                            (on behalf of the Registrant and
                                             as principal financial officer)

                                  EXHIBIT INDEX


      EXHIBIT NUMBER                           TITLE OR DESCRIPTION


           27-1                               Financial Data Schedule

           27-2                          Restated Financial Data Schedule