Form 10-Q
period 1999-06-30
PULITZER INC
filed 1999-08-11
CIK 1068848

================================================================================



                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                        -------------------------------


                                    FORM 10-Q
             (Mark One)
             /x/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                 SECURITIES EXCHANGE ACT OF 1934
             For the quarterly period ended JUNE 30, 1999
                                            -------------
                                       OR
             / / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                 SECURITIES EXCHANGE ACT OF 1934
             For the transition period from                   to
                                            ------------------  ---------------
                       COMMISSION FILE NUMBER 1-14541

                        --------------------------------

                                  PULITZER INC.
             (Exact name of registrant as specified in its charter)

                        --------------------------------

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

                        ----------------------------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

                        YES /X/                     NO / /

                        ----------------------------------

    Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


             CLASS                                     OUTSTANDING 7/31/99

-------------------------------------       ------------------------------------

          COMMON STOCK                                     8,325,868
      CLASS B COMMON STOCK                                14,339,284

================================================================================

                          PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

PULITZER INC. AND SUBSIDIARIES
STATEMENTS OF CONSOLIDATED OPERATIONS
(UNAUDITED)
(IN THOUSANDS, EXCEPT EARNINGS PER SHARE DATA)

                                                             Second Quarter Ended          Six Months Ended
                                                                   June 30,                    June 30,
                                                           -------------------------    ------------------------
                                                              1999          1998          1999          1998
                                                           ----------    -----------    ---------     ----------
OPERATING REVENUES - NET:
    Advertising                                               $65,701       $62,086      $126,781      $119,807
    Circulation                                                21,563        21,824        43,605        44,022
    Other                                                      11,430        10,305        22,665        20,615
                                                           -----------   -----------    ----------    ----------
              Total operating revenues                         98,694        94,215       193,051       184,444
                                                           -----------   -----------    ----------    ----------

OPERATING EXPENSES:
    Operations                                                 36,803        37,212        74,760        74,526
    Selling, general and administrative                        36,522        34,949        71,899        68,396
    General corporate expense                                   1,926         1,223         3,736         2,640
    Stock option cash-outs and bonuses (Note 8)                                            26,685
    St. Louis Agency adjustment                                 7,032         5,593        12,271        10,863
    Depreciation and amortization                               4,020         3,444         8,029         6,823
                                                           -----------   -----------    ----------    ----------
              Total operating expenses                         86,303        82,421       197,380       163,248
                                                           -----------   -----------    ----------    ----------

  Operating income (loss)                                      12,391        11,794        (4,329)       21,196

  Interest income                                               7,761         1,114         9,953         2,156
  Loss from sale of marketable securities                      (1,043)                     (1,043)
  Net other expense                                            (1,519)         (886)       (1,673)       (1,176)
                                                           -----------   -----------    ----------    ----------

INCOME FROM CONTINUING OPERATIONS
  BEFORE PROVISION FOR INCOME TAXES                            17,590        12,022         2,908        22,176

PROVISION FOR INCOME TAXES                                      7,898         5,114         1,732         9,497
                                                           -----------   -----------    ----------    ----------
INCOME FROM CONTINUING OPERATIONS                               9,692         6,908         1,176        12,679

INCOME (LOSS) FROM DISCONTINUED
  OPERATIONS, NET OF TAX                                                     15,793       (21,449)       23,987
                                                           -----------   -----------    ----------    ----------
NET INCOME (LOSS)                                              $9,692       $22,701      $(20,273)      $36,666
                                                           ===========   ===========    ==========    ==========

BASIC EARNINGS PER SHARE OF STOCK:
  Income from continuing operations                             $0.43         $0.31         $0.05         $0.57
  Income (loss) from discontinued operations                                   0.71         (0.95)         1.08
                                                           -----------   -----------    ----------    ----------
  Earnings (loss) per share                                     $0.43         $1.02        $(0.90)       $1.65
                                                           ===========   ===========    ==========    ==========
  Weighted average number of shares outstanding                22,647        22,344        22,625        22,289
                                                           ===========   ===========    ==========    ==========

DILUTED EARNINGS PER SHARE OF STOCK:
  Income from continuing operations                             $0.43         $0.30         $0.05         $0.56
  Income (loss) from discontinued operations                                   0.70         (0.95)         1.06
                                                           -----------   -----------    ----------    ----------
  Earnings (loss) per share                                     $0.43         $1.00        $(0.90)        $1.62
                                                           ===========   ===========    ==========    ==========
  Weighted average number of shares outstanding                22,667        22,756        22,635        22,685
                                                           ===========   ===========    ==========    ==========

See notes to consolidated financial statements.

PULITZER INC. AND SUBSIDIARIES
STATEMENTS OF CONSOLIDATED COMPREHENSIVE INCOME
(Unaudited)
(In thousands)

                                         Second Quarter Ended     Six Months Ended
                                               June 30,               June 30,
                                         --------------------    -------------------
                                         1999            1998    1999           1998
NET INCOME (LOSS)                        $9,692       $22,701    $(20,273)   $36,666

OTHER COMPREHENSIVE INCOME (LOSS),
 NET OF TAX:

Unrealized holding losses on
 marketable securities arising
 during the period (Note 4)              (2,961)                   (2,961)
                                         ------       -------    --------    -------

COMPREHENSIVE INCOME (LOSS)              $6,731       $22,701    $(23,234)   $36,666
                                         ======       =======    ========    =======



See notes to consolidated financial statements

PULITZER INC. AND SUBSIDIARIES
STATEMENTS OF CONSOLIDATED FINANCIAL POSITION
(UNAUDITED)
(IN THOUSANDS)

                                                                          June 30,         December 31,
                                                                            1999               1998
                                                                        -------------      -------------
ASSETS

CURRENT ASSETS:
  Cash and cash equivalents                                                  $125,137           $110,171
  Marketable securities                                                       453,395
  Trade accounts receivable (less allowance for doubtful
    accounts of $1,663 and $1,722)                                             40,484             42,658
  Inventory                                                                     6,982              2,587
  Income taxes receivable                                                      12,206
  Prepaid expenses and other                                                    8,343             12,564
                                                                        --------------     --------------

              Total current assets                                            646,547            167,980
                                                                        --------------     --------------

PROPERTIES:
  Land                                                                          5,478              5,536
  Buildings                                                                    44,142             43,511
  Machinery and equipment                                                     106,023             98,848
  Construction in progress                                                      6,182              8,442
                                                                        --------------     --------------
              Total                                                           161,825            156,337
  Less accumulated depreciation                                                76,546             72,186
                                                                        --------------     --------------

              Properties - net                                                 85,279             84,151
                                                                        --------------     --------------

INTANGIBLE AND OTHER ASSETS:
  Intangible assets - net of amortization                                     189,670            197,154
  Receivable from The Herald Company                                           33,932             38,683
  Net assets of Broadcasting Business (Note 3)                                                    35,717
  Other                                                                        25,075             22,708
                                                                        --------------     --------------

              Total intangible and other assets                               248,677            294,262
                                                                        --------------     --------------

                   TOTAL                                                     $980,503           $546,393
                                                                        ==============     ==============


                                                                                               (Continued)

PULITZER INC. AND SUBSIDIARIES
STATEMENTS OF CONSOLIDATED FINANCIAL POSITION
(UNAUDITED)
(IN THOUSANDS, EXCEPT SHARE DATA)

                                                                          June 30,         December 31,
                                                                            1999               1998
                                                                        --------------     --------------
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Trade accounts payable                                                     $  9,188           $ 12,253
  Salaries, wages and commissions                                              10,451             10,911
  Income taxes payable                                                                             2,832
  Acquisition payable                                                           9,707              9,707
  Dividends payable                                                             3,395              3,374
  Other                                                                         3,523              4,228
                                                                        --------------     --------------
              Total current liabilities                                        36,264             43,305
                                                                        --------------     --------------

PENSION OBLIGATIONS                                                            28,235             23,625
                                                                        --------------     --------------

POSTRETIREMENT AND POSTEMPLOYMENT
  BENEFIT OBLIGATIONS                                                          89,074             88,397
                                                                        --------------     --------------

OTHER LONG-TERM LIABILITIES                                                     9,684              5,709
                                                                        --------------     --------------

COMMITMENTS AND CONTINGENCIES (Note 9)

STOCKHOLDERS' EQUITY (Note 6):
  Preferred stock, $.01 par value; shares authorized - 100,000,000 in
    1999 and 25,000,000 in 1998; issued and outstanding - none
  Common stock, $.01 par value; shares authorized - 100,000,000 in
    1999 and 1998; issued - 8,323,547 in 1999 and 7,242,974 in 1998                83                 72
  Class B common stock, convertible, $.01 par value; shares authorized
    - 100,000,000 in 1999 and 50,000,000 in 1998; issued - 14,339,284
    in 1999 and 27,019,880 in 1998                                                143                270
  Additional paid-in capital                                                  425,630            151,574
  Retained earnings                                                           395,266            422,329
  Accumulated other comprehensive income                                       (3,876)              (915)
                                                                        --------------     --------------
              Total                                                           817,246            573,330
  Treasury stock - at cost; 25,519 shares of common stock and
    11,700,850 shares of Class B common stock in 1998                                           (187,973)
                                                                        --------------     --------------
              Total stockholders' equity                                      817,246            385,357
                                                                        --------------     --------------

                   TOTAL                                                     $980,503           $546,393
                                                                        ==============     ==============


                                                                                               (Concluded)

See notes to consolidated financial statements.

PULITZER INC. AND SUBSIDIARIES
STATEMENTS OF CONSOLIDATED CASH FLOWS
(UNAUDITED)
(IN THOUSANDS)

                                                                                  Six Months Ended
                                                                                      June 30,
                                                                         --------------------------------
                                                                               1999              1998
                                                                         --------------    --------------
CONTINUING OPERATIONS
CASH FLOWS FROM OPERATING ACTIVITIES:
  Income from continuing operations                                           $  1,176           $12,679
  Adjustments to reconcile net income to net cash provided by operating activities:
    Depreciation                                                                 4,340             3,876
    Amortization                                                                 3,689             2,947
    Deferred income taxes                                                         (404)              155
    Loss on sale of assets                                                       2,131
    Changes in assets and liabilities (net of the effects of the purchase and sale of properties) which provided (used) cash:
        Trade accounts receivable                                                2,174              (948)
        Inventory                                                               (4,395)            2,367
        Other assets                                                            12,637             2,705
        Trade accounts payable and other liabilities                             5,032            (2,229)
        Income taxes                                                           (15,038)            3,144
                                                                         --------------    --------------
NET CASH PROVIDED BY OPERATING ACTIVITIES                                       11,342            24,696
                                                                         --------------    --------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures                                                          (6,214)           (9,312)
  Purchase of publishing property, net of cash acquired                                           (1,998)
  Sale of publishing properties                                                  3,300             2,590
  Purchases of marketable securities                                          (695,557)
  Sales of marketable securities                                               235,746
  Investment in joint ventures and limited partnerships                         (3,808)           (4,620)
  Decrease in notes receivable                                                      51                 5
                                                                         --------------    --------------
NET CASH USED IN INVESTING ACTIVITIES                                         (466,482)          (13,335)
                                                                         --------------    --------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Dividends paid                                                                (6,769)           (6,676)
  Proceeds from exercise of stock options                                        2,280             3,841
  Proceeds from employee stock purchase plan                                                         656
  Purchase of treasury stock                                                      (110)              (41)
                                                                         --------------    --------------
NET CASH USED IN FINANCING ACTIVITIES                                           (4,599)           (2,220)
                                                                         --------------    --------------

CASH (USED IN) PROVIDED BY CONTINUING OPERATIONS                              (459,739)            9,141
                                                                         --------------    --------------

DISCONTINUED OPERATIONS
  Operating activities                                                         (21,820)           35,099
  Investing activities:
    Capital expenditures                                                        (1,488)           (4,376)
    Sale (purchase) of investment in limited partnership                         5,000            (1,000)
  Financing activities:
    Proceeds from issuance of long-term debt                                   700,000
    Repayments of long-term debt                                              (172,705)             (205)
    Payment of Spin-off and Merger Transaction costs                           (31,272)
    Payment of estimated working capital adjustment related to Merger           (3,010)
                                                                         --------------    --------------
CASH PROVIDED BY DISCONTINUED OPERATIONS                                       474,705            29,518
                                                                         --------------    --------------

NET INCREASE IN CASH AND CASH EQUIVALENTS                                       14,966            38,659

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR                                 110,171            62,749
                                                                         --------------    --------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                    $125,137          $101,408      (Continued)
                                                                         ==============    ==============

PULITZER INC. AND SUBSIDIARIES
STATEMENTS OF CONSOLIDATED CASH FLOWS
(UNAUDITED)
(IN THOUSANDS)

                                                                                    Six Months Ended
                                                                                         June 30,
                                                                            --------------------------------
                                                                                1999              1998
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Cash paid (received) during the period for:
    Interest paid                                                             $  8,429           $ 6,962
    Interest received                                                           (4,070)           (2,026)
    Income taxes                                                                 5,433            22,374
    Income tax refunds                                                          (1,190)             (369)

SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING
  AND FINANCING ACTIVITIES:
  Divestiture of broadcasting business--decrease in Net Liabilities of
    Broadcasting Business and increase in Additional Paid-in Capital          $494,721           $--
  Spin-off and Merger Transaction costs--decrease in Other Assets
    and decrease in Additional Paid-in Capital                                   4,253
  Increase in Dividends Payable and decrease in Retained Earnings                3,395             3,358
  Cancellation of treasury stock:
    Decrease in Treasury Stock and Class B Common Stock                            117
    Decrease in Treasury Stock and Additional Paid-in Capital                  187,966


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

As a result of the Transactions, the Company is the continuing entity for financial reporting purposes. Pulitzer's historical basis in its newspaper publishing and related new media assets and liabilities has been carried over to the Company. The distribution of the net liabilities of the Broadcasting Business has been recorded as a capital contribution to the Company (see Notes 5 and 6). The Transactions represent a reverse-spin transaction and, accordingly, the Company's results of operations for periods prior to the consummation of the Transactions are identical to the historical results previously reported by Pulitzer. Results of the Company's newspaper publishing and related new media businesses are reported as continuing operations in the statements of consolidated income. The results of the Broadcasting Business prior to the Merger are reported as discontinued operations (see Note 3).

2.       ACCOUNTING POLICIES

Interim Adjustments - In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the Company's financial position as of June 30, 1999, results of operations for the three-month and six-month periods ended June 30, 1999 and 1998 and cash flows for the six-month periods ended June 30, 1999 and 1998. These financial statements should be read in conjunction with the audited consolidated financial statements and related notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1998. Results of operations for interim periods are not necessarily indicative of the results to be expected for the full year.

Fiscal Year and Fiscal Quarters - The Company's fiscal year and second fiscal quarter end on the Sunday coincident with or prior to December 31 and June 30, respectively. For ease of presentation, the Company has used December 31 as the year end and June 30 as the second quarter end.

Cash Equivalents - The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

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

                                                      Second Quarter Ended          Six Months Ended
                                                            June 30,                    June 30,
                                                    -------------------------   -------------------------
                                                       1999          1998          1999          1998
                                                         (In thousands)              (In thousands)
Weighted average shares outstanding (Basic EPS)         22,647        22,344        22,625        22,289

Stock option equivalents                                    20           412            10           396
                                                    -----------   -----------   -----------   -----------

Weighted average shares outstanding and
    Stock option equivalents (Diluted EPS)              22,667        22,756        22,635        22,685
                                                    ===========   ===========   ===========   ===========

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

Segment Reporting - During 1998, the Company adopted Statement of Financial Accounting Standards No. 131, Disclosures about Segments of an Enterprise and Related Information. This statement establishes standards for the way that public business report information about operating segments and for related disclosures about products, services, geographic areas and major customers. Prior to the Transactions (see Note 1), the Company's operations included both a publishing and broadcasting segment. As a result of the Transactions, the broadcasting segment has been presented as a discontinued operation in the consolidated financial statements with detail segment disclosures included in
Note 3. Segment disclosures for the Company's remaining operating segment, publishing, are presented in the consolidated financial statements as continuing operations. See additional publishing segment disclosures included in Note 10.

Reclassifications - Certain reclassifications have been made to the 1998 consolidated financial statements to conform with the 1999 presentation.

3.   DISCONTINUED OPERATIONS

Discontinued operations represent the Broadcasting Business owned by Pulitzer prior to the Merger, including the allocation of all long-term debt balances and related interest expense amounts of Pulitzer prior to the Merger.

The net liability balance of the Broadcasting Business as of March 18, 1999, including the $700 million of New Debt, was contributed to "Additional Paid-in Capital" of the Company at the time of the Merger (see Notes 5 and 6). The net asset balance of the Broadcasting Business as of December 31, 1998 is classified in the statement of consolidated financial position as "Net Assets of Broadcasting Business". The asset and liability balances of the Broadcasting Business as of March 18, 1999 (immediately prior to the Merger) and as of December 31, 1998 are included below.

                                                             March 18, 1999       December 31,
                                                           (Prior to Merger)          1998
                                                           ------------------   ------------------
     ASSETS                                                            (In thousands)
     Cash                                                          $   1,860             $--
     Trade accounts receivable (less allowance for
       doubtful accounts of $558 and $597)                            40,759               47,244
     Program rights                                                    5,941                8,425
     Other current assets                                              2,644                1,115
                                                           ------------------   ------------------
         Total current assets                                         51,204               56,784

     Properties - net                                                 82,843               83,514

     Intangible assets - net                                          93,109               94,817

     Other assets                                                      2,019                8,348
                                                           ------------------   ------------------
           Total assets of Broadcasting Business                     229,175              243,463
                                                           ------------------   ------------------

     LIABILITIES
     Trade accounts payable and accrued expenses                       7,615                9,255
     Current portion of long-term debt (Note 5)                                            12,705
     Interest payable                                                                       5,301
     Program contracts payable                                         5,599                7,955
                                                           ------------------   ------------------
         Total current liabilities                                    13,214               35,216
     Long-term debt (Note 5)                                         700,000              160,000
     Pension obligations                                               3,267                6,951
     Postretirement benefit obligations                                1,998                2,762
     Other long term liabilities                                       5,417                2,817
     Commitments and contingencies
                                                           ------------------   ------------------
           Total liabilities of Broadcasting Business                723,896              207,746
                                                           ------------------   ------------------

     NET (LIABILITIES) ASSETS OF BROADCASTING BUSINESS             $(494,721)            $ 35,717
                                                           ==================   ==================

In connection with the Merger, a cash payment is required by either Hearst-Argyle or the Company for the difference between $41,000,000 and the working capital balance of the Broadcasting Business on the date of the Merger ("Working Capital Adjustment"). Based upon the March 18, 1999 asset and liability balances included above, the Broadcasting Business had a working capital balance of $37,990,000 resulting in a preliminary Working Capital Adjustment of $3,010,000. This preliminary amount has been paid to Hearst-Argyle as of March 31, 1999. The Company expects to finalize the Working Capital Adjustment during the second half of 1999.

As of March 18, 1999, certain Broadcasting Business asset and liability balances, including but not limited to accrued expenses, pensions, postretirement and deferred income taxes, have been recorded based upon preliminary estimates. As a result, the Working Capital Adjustment and the capital contribution recorded in the Company's equity section to reflect the Merger represent preliminary estimates. Subsequent to March 31, 1999, these preliminary estimates will be adjusted, as necessary, based upon the final calculation of certain Broadcasting Business asset and liability balances. Similarly, Transaction costs recorded in the Company's consolidated financial statements in the 1999 first quarter also include estimates which will be adjusted as final billings are received. (see Note 6)

The net (loss) income from operations of the Broadcasting Business, without allocation of any general corporate expense, is reflected in the statements of consolidated income as "Income from Discontinued Operations" and is summarized as follows:

                                                 Second Quarter Ended          Six Months Ended
                                                       June 30,                    June 30,
                                               -------------------------   -------------------------
                                                  1999          1998        1999(a)         1998
                                               -----------   -----------   -----------   -----------
                                                    (In thousands)              (In thousands)
       Operating revenues                         $--           $66,603      $ 45,622      $119,773
                                               -----------   -----------   -----------   -----------

       Operating expenses:
          Operations                                             17,936        15,951        36,045
          Selling, general and administrative                    13,792        11,616        26,387
          Stock option cash-outs and bonuses                                   25,305
          Depreciation and amortization                           5,500         3,881        11,051
                                               -----------   -----------   -----------   -----------
             Total operating expenses                            37,228        56,753        73,483
                                               -----------   -----------   -----------   -----------

       Operating (loss) income                                   29,375       (11,131)       46,290

       Interest expense                                           3,463         3,128         6,925
       Loss on extinguishment of debt (b)                                      17,955
                                               -----------   -----------   -----------   -----------

       (Loss) income before income taxes                         25,912       (32,214)       39,365

       Income tax (benefit) provision                            10,119       (10,765)       15,378
                                               -----------   -----------   -----------   -----------

       Net (loss) income                          $--           $15,793      $(21,449)      $23,987
                                               ===========   ===========   ===========   ===========

(a) Broadcasting results for 1999 reflect operations only through March 18, 1999, the date of the Merger, and include $25.3 million of stock option cash-outs and bonus payments to broadcasting employees in connection with the Merger on March 18, 1999. (see Note 8)

(b) On March 18, 1999, in connection with the Spin-off and Merger, Pulitzer prepaid its existing long-term debt and incurred a prepayment penalty of approximately $17.2 million. This prepayment penalty, along with the write-off of deferred financing fees of approximately $750,000, has been included in the results of discontinued operations for the first six months of 1999.

4.   MARKETABLE SECURITIES

The Company's investments in marketable securities represent available-for-sale securities and are recorded at fair value with net unrealized gains and losses reported, net of tax, as a component of other comprehensive income. The basis of cost used in determining realized gains and losses is specific identification. The fair value of all securities is determined by quoted market prices. Investments in available-for-sale securities at June 30, 1999 consisted of the following:

                                           Amortized      Unrealized      Unrealized         Fair
                                             Cost            Gains          Losses          Value
                                          ------------    ------------   -------------   -------------
                                                                (In thousands)
Debt securities issued by the U.S.
  government and agencies                    $326,326         $-              $(3,578)       $322,748

Municipal securities                           11,389                            (266)         11,123

Corporate securities                           60,776              29            (832)         59,973

Mortgage-backed securities                     11,994                            (126)         11,868

Other debt securities                          48,283               7            (607)         47,683
                                          ------------    ------------   -------------   -------------
    Total investments                        $458,768         $    36         $(5,409)       $453,395
                                          ============    ============   =============   =============

For the second quarter of 1999, proceeds from sales of marketable securities were $235,746,000 resulting in gross realized gains and losses of $368,000 and $1,411,000, respectively. In addition, a net unrealized loss of $2,961,000, after tax, is included in other comprehensive income for the second quarter of 1999.

The maturity schedule of investments in available-for-sale securities at June 30, 1999 was as follows:

                                           Amortized         Fair
                                             Cost            Value
                                          ------------    ------------
                                                (In thousands)
Due in one year or less                      $106,402        $106,064

Due after one year through five years         262,062         258,324

Due after five years through ten years         22,811          22,220

Due after ten years                            55,499          54,919

Mortgage-backed securities                     11,994          11,868
                                          ------------    ------------
    Total investments                        $458,768        $453,395
                                          ============    ============

5.   FINANCING ARRANGEMENTS

On March 17, 1999, Pulitzer borrowed $700 million from Chase Manhattan Bank pursuant to a borrowing agreement (the "New Debt"). Prior to the Spin-off and Merger, on March 18, 1999, Pulitzer used a portion of the proceeds from the New Debt to prepay its existing long-term debt with The Prudential Insurance Company of America ("Prudential"), pay a related prepayment penalty to Prudential and pay certain transaction costs resulting from the Spin-off and Merger. The balance of the proceeds of the New Debt, together with existing cash balances, was contributed to the Company in the Spin-off, and the New Debt was assumed by Hearst-Argyle at the time of the Merger. Accordingly, all long-term debt balances and related interest expense are allocated to the Broadcasting Business and reported as discontinued operations in the consolidated financial statements (see Note 3).

As a result of the Transactions, the Company has no outstanding debt as of June 30, 1999.

6.   STOCKHOLDERS' EQUITY

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

The net liability balance of the Broadcasting Business as of March 18, 1999, including the $700 million of New Debt, was contributed to "Additional Paid-in Capital" of the Company at the time of the Merger (see Notes 3 and 5). This capital contribution has been recorded net of Transaction costs of approximately $35.5 million and the estimated Working Capital Adjustment of approximately $3 million related to the Merger. Activity in the Company's stockholders' equity accounts for the first six months of 1999 is included below:

                                                                             Accumulated
                                                                               Other                  Total
                                             Class B    Additional            Compre-                 Stock-
                                   Common     Common    Paid-in   Retained    hensive     Treasury   holders'
                                    Stock     Stock     Capital   Earnings     Income      Stock      Equity
                                   --------  ---------  --------  ---------  -----------  --------- ---------
                                                           (In thousands)
BALANCES AT DECEMBER 31, 1998          $72       $270   $151,574  $422,329        $(915)  $(187,973) $385,357

  Issuance of common stock grants                          1,239                                        1,239
  Common stock options exercised         1                 2,279                                        2,280
  Conversion of Class B common
    stock to common stock               10        (10)
  Tax benefit from stock options
    exercised                                              2,318                                        2,318
  Comprehensive income:
  Net loss                                                         (20,273)                           (20,273)
  Unrealized loss on marketable
    securities, net of tax                                                       (2,961)               (2,961)
                                                                                                     --------
      Comprehensive income                                                                            (23,234)
                                                                                                     --------
  Cash dividends declared
    $0.30 per share of common
    and Class B common                                              (6,790)                            (6,790)
  Purchase of treasury stock                                                                   (110)     (110)
  Cancellation of treasury stock                 (117)  (187,966)                           188,083
  Divestiture of Broadcasting
     Business, net of Transaction
     costs and Working Capital
     Adjustment                                          456,186                                      456,186
                                   --------  ---------  --------  ---------  -----------  ---------  --------
BALANCES AT JUNE 30, 1999              $83       $143   $425,630  $395,266      $(3,876)  $--        $817,246
                                   ========  =========  ========  =========  ===========  =========  ========

In the first quarter of 1999, a dividend of $0.15 per share was declared, payable on May 3, 1999. In addition, a cash dividend of $0.15 per share which was declared in December 1998 and paid to stockholders in January 1999 represented the acceleration of Pulitzer's dividend historically declared and paid in the first quarter of each fiscal year. In the second quarter of 1999, a dividend of $0.15 per share was declared, payable on August 2, 1999.

In the first quarter of 1998, two dividends of $0.15 per share were declared, payable on February 2, 1998 and May 1, 1998. In the second quarter of 1998, a dividend of $0.15 per share was declared, payable on August 3, 1998.

On July 16, 1999, the Company's Board of Directors approved the repurchase of up to $50 million of its common stock in the open market.

7.    COMMON STOCK PLANS

On May 12, 1999, the Company's stockholders approved the adoption of the Pulitzer Inc. 1999 Stock Option Plan (the "Option Plan"), Pulitzer Inc. Key Employees' Restricted Stock Purchase Plan (the "Restricted Plan") and Pulitzer Inc. 1999 Employee Stock Purchase Plan (the "Purchase Plan").

The Option Plan provides for the issuance to key employees and outside directors of stock options to purchase up to a maximum of 3,000,000 shares of common stock. Under the Option Plan, options to purchase 3,000 shares of common stock will be automatically granted to each non-employee director on the day following each annual meeting of the Company's stockholders and will vest on the date of the next annual meeting of the Company's stockholders. Total shares available for issue to outside directors under this automatic grant feature are limited to a maximum of 200,000. The issuance of all other options will be administered by a committee of the Board of Directors, subject to the Option Plan's terms and conditions. Specifically, for incentive stock option grants, the exercise price per share may not be less than the fair market value of a share of common stock at the date of grant. In addition, exercise periods may not exceed ten years and the minimum vesting period is established at six months from the date of grant. Option awards to an individual employee may not exceed 200,000 shares in a calendar year.

During the second quarter of 1999, options to purchase approximately 497,000 shares of common stock were granted to employees under the Option Plan. These option grants provide for an exercise term of ten years from the date of grant and vest in equal installments over a three-year period. In addition, options to purchase 12,000 shares of common stock were granted to non-employee directors under the Option Plan's automatic grant provision.

The Restricted Plan provides that an employee may receive, at the discretion of a committee of the Board of Directors, a grant or right to purchase at a particular price, shares of common stock subject to restrictions on transferability. A maximum of 500,000 shares of common stock may be granted or purchased by employees under the Restricted Plan.

During the second quarter of 1999, 31,000 shares of common stock were issued under the Restricted Plan. Compensation expense equal to the fair market value of these common stock awards on the date of grant will be recognized over the vesting period of the grants.

The Purchase Plan allows eligible employees to authorize payroll deductions for the periodic purchase of the Company's common stock at a price generally equal to 85 percent of the common stock's fair market value. In general, all employees of the Company and its subsidiaries are eligible to participate in the Purchase Plan after completing at least one year of service. Subject to appropriate adjustment for stock splits and other capital changes, the Company may sell a total of 300,000 shares of its common stock under the Purchase Plan. Shares sold under the Purchase Plan may be authorized and unissued, held by the Company in its treasury or previously issued and outstanding shares purchased by the Company. The Purchase Plan began operations as of July 1, 1999.

8.    STOCK OPTION CASH-OUTS AND BONUSES

On March 18, 1999, immediately prior to the Spin-off and Merger, Pulitzer redeemed all outstanding stock options, whether or not vested, and terminated the related option plans. In addition to the stock option cash-outs, bonus payments due as a result of the Spin-off and Merger were recorded as expense in the first quarter of 1999. Total stock option cash-out and bonus expense of approximately $52 million has been recorded in 1999, including approximately $26.7 million related to publishing employees recorded in continuing operations and approximately $25.3 million related to broadcasting employees recorded in discontinued operations.

9.    COMMITMENTS AND CONTINGENCIES

At June 30, 1999, the Company and its subsidiaries had construction and equipment commitments of approximately $7,573,000.

The Company is an investor in one limited partnership requiring future capital contributions. As of June 30, 1999, the Company's unfunded capital contribution commitment related to this investment was approximately $6,154,000.

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

As a result of the foregoing, the amount of additional payments, if any, that may be payable by the Company with respect to the Merger and the distribution of Pulitzer Inc. common and Class B common stock in the Spin-off (the "Distribution") cannot be determined at this time. However, if the Distribution were determined to be a Gross-Up Transaction and if the Fair Market Value of the Transaction Proceeds with respect to the Merger and the Distribution were determined to exceed the Imputed Value, then the additional payments to the 1986 Selling Stockholders would equal approximately $5.9 million for each $1.00 per share by which the Transaction Proceeds exceed the Imputed Value. Accordingly, depending on the ultimate resolution of the meaning and application of various provisions of the Gross-Up Transaction agreements, including the determination of Imputed Value and Fair Market Value of the Transaction Proceeds, in the opinion of the Company's management, the amount of an additional payment, if any, could be material to the consolidated financial statements of the Company.


10.      NEWSPAPER PUBLISHING REVENUES

The Company's newspaper publishing revenues consist of the following:

                                            Second Quarter Ended              Six Months Ended
                                                   June 30,                        June 30,
                                          ----------------------------   -----------------------------
                                             1999            1998            1999            1998
                                                (In thousands)                  (In thousands)
St. Louis Post-Dispatch                       $63,795         $61,810        $124,457        $121,369

Star Publishing Company                        14,087          13,637          28,520          27,262

Pulitzer Community Newspaper Group             20,251          18,419          39,032          35,164

Other publishing revenue                          561             349           1,042             649
                                          ------------    ------------   -------------   -------------
    Total publishing revenue                  $98,694         $94,215        $193,051        $184,444
                                          ============    ============   =============   =============

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
           CONDITION AND RESULTS OF OPERATIONS
--------------------------------------------------------------------------------

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

     Pulitzer's historical basis in its newspaper publishing and related new media assets and liabilities has been carried over to the Company. The Transactions represent a reverse-spin transaction and, accordingly, the Company's results of operations for periods prior to the consummation of the Transactions are identical to the historical results of operations previously reported by Pulitzer. Results of the Company's newspaper publishing and related new media businesses are reported as continuing operations, and the results of the Broadcasting Business owned by Pulitzer prior to the Merger are reported as discontinued operations, in the financial statements included in Item 1 of this Quarterly Report on Form 10-Q.

THREE MONTHS ENDED JUNE 30, 1999 COMPARED WITH 1998

CONTINUING OPERATIONS--PUBLISHING

         Operating revenues for the second quarter of 1999 increased 4.8 percent, to $98.7 million from $94.2 million in the second quarter of 1998. The gain primarily reflected higher advertising revenues.

         Newspaper advertising revenues increased $3.6 million, or 5.8 percent, in the second quarter of 1999. The current year increase included advertising revenue gains of 10.2 percent at the Pulitzer Community Newspaper Group ("PCN Group"), 5.2 percent at the St. Louis Post-Dispatch ("Post-Dispatch") and 2.7 percent at The Arizona Daily Star ("Star"). The increase at the PCN Group was primarily in the retail and classified categories while the Post-Dispatch gain was driven by classified and national advertising increases. At Star, classified increases accounted for the higher second quarter advertising revenues. At the PCN Group, volume increases at most locations, along with new advertising from the Troy Daily News (acquired in October 1998), accounted for a significant portion of the higher advertising revenue. Similarly, at the Star, higher second quarter advertising revenue reflected an increase of approximately 12.6 percent in full run advertising volume (linage in inches). At the Post-Dispatch, rate increases in January 1999 and higher national, classified and part-run advertising volume accounted for the current year advertising revenue increase.

         Circulation revenues decreased 1.2 percent to $21.6 million in the second quarter of 1999 from $21.8 million in the prior year quarter. The lower circulation revenues primarily reflected declines in paid circulation at the Post-Dispatch which were partially offset by new circulation revenue from the Troy Daily News, acquired in October 1998.

         Other revenues increased $1.1 million, or 10.9 percent, in the second quarter of 1999, primarily reflecting gains in both preprint and new media revenue.

         Operating expenses (including selling, general and administrative expenses, general corporate expense and depreciation and amortization), excluding the St. Louis Agency adjustment, increased 3.2 percent to $79.3 million for the 1999 second quarter from $76.8 million for the same period in the prior year. The current year increase reflected higher overall personnel costs of $3.1 million and higher depreciation and amortization expense of $576,000, due in part to the acquisition of the Troy Daily News in October 1998. These expense increases were partially offset by a decline in newsprint costs of $1.7 million reflecting lower newsprint prices in the current year quarter.

         Operating income for the second quarter of 1999 increased 5.1 percent to $12.4 million from 11.8 million in the prior year quarter. The current year increase reflected the advertising revenue gains and lower newsprint expense in the current year quarter.

         Interest income for the second quarter of 1999 increased to $7.8 million from $1.1 million in the prior year quarter. The increase reflected the inflow of approximately $429 million of net cash in connection with the Spin-off and Merger on March 18, 1999 (See "Liquidity and Capital Resources").

         The Company incurred net realized losses of approximately $1 million in the 1999 second quarter related to the sale of marketable debt securities.

         Net other expense for the second quarter of 1999 was $1.5 million compared with $886,000 in the prior year quarter. The 1999 second quarter included an approximate $1.1 million loss related to the sale of the Company's newspaper property in Hamilton, Montana on May 21, 1999 while the prior year quarter included a loss of approximately $869,000 related to the sale of the Company's newspaper property in Haverhill, Massachusetts on June 1, 1998.

         The effective income tax rate for the second quarter of 1999 was 44.9 percent compared with a rate of 42.5 percent in the prior year quarter. The increase in the current year quarter effective tax reflects the impact from the sale of the Hamilton newspaper property. Even though the sale resulted in a pre-tax loss, the Company realized a tax gain on the transaction, due to the low tax basis in the intangibles carried over from the acquisition of Hamilton in 1996.

         Income from continuing operations in the 1999 second quarter increased
40.3 percent to $9.7 million, or $0.43 per diluted share, from $6.9 million, or $0.30 per diluted share, in the prior year quarter. The increase reflected the advertising revenue gains, lower newsprint expense and higher interest income in the current year quarter. Earnings per share for 1999 and 1998 reflect losses from the sales of the Hamilton (1999) and Haverhill (1998) newspaper properties of $0.05 and $0.02 per share, respectively.

DISCONTINUED OPERATIONS--BROADCASTING

         Results for the prior year quarter included income from discontinued broadcasting operations of $15.8 million, or $0.70 per diluted share. The 1999 second quarter includes no discontinued broadcasting operations as a result of the Merger on March 18, 1999. (See Note 3 to the consolidated financial statements included in Item 1.)


SIX MONTHS ENDED JUNE 30, 1999 COMPARED WITH 1998

CONTINUING OPERATIONS--PUBLISHING

         Operating revenues for the first six months of 1999 increased 4.7 percent, to $193.1 million from $184.4 million in the prior year six-month period. The gain primarily reflected higher advertising revenues.

         Newspaper advertising revenues increased $7 million, or 5.8 percent, in the first half of 1999. The current year increase included advertising revenue gains of 11.8 percent at the PCN Group, 6.4 percent at the Star and 4 percent at the Post-Dispatch. The increases at the PCN Group and the Star were primarily in the retail and classified categories while the Post-Dispatch gain was driven by classified and national advertising increases. At the PCN Group, volume increases at most locations, along with new advertising from the Troy Daily News (acquired in October 1998), accounted for a significant portion of the higher advertising revenue. Similarly, at the Star, higher advertising revenue reflected an increase of approximately 13 percent in full run advertising volume (linage in inches). At the Post-Dispatch, rate increases in January 1999 and higher national, classified and part-run advertising volume accounted for the current year advertising revenue increase.

         Circulation revenues decreased 0.9 percent to $43.6 million in the first six months of 1999 from $44 million in the prior year six-month period. The lower circulation revenues primarily reflected declines in paid circulation at the Post-Dispatch which were partially offset by new circulation revenue from the Troy Daily News, acquired in October 1998.

         Operating expenses (including selling, general and administrative expenses, general corporate expense and depreciation and amortization), excluding the St. Louis Agency adjustment, increased to $185.1 million for the first half of 1999 from $152.4 million for the same period in the prior year. The significant increase resulted from $26.7 million of one-time stock option cash-out and bonus payments to publishing employees in connection with the Merger. Excluding the one-time Merger costs, operating expenses increased 4 percent to $158.4 million in the first six months of 1999. The increase on a comparable basis reflected higher overall personnel costs of $5.8 million and higher depreciation and amortization expense of $1.2 million, due in part to the acquisition of the Troy Daily News in October 1998. These expense increases were partially offset by a decline in newsprint costs of $2.4 million, reflecting lower newsprint prices in the current year.

         For the first half of 1999, the Company reported an operating loss of $4.3 million compared to operating income of $21.2 million in the prior year six-month period. The current year loss resulted from the one-time Merger costs of $26.7 million. Excluding these one-time costs, operating income would have increased 5.5 percent to $22.4 million. The increase on a comparable basis reflected the advertising revenue gains and lower newsprint expense in the current year.

         Interest income for the first six months of 1999 increased to $10 million from $2.2 million in the corresponding period of the prior year. The increase reflected the inflow of approximately $429 million of net cash in connection with the Spin-off and Merger on March 18, 1999 (See "Liquidity and Capital Resources").

         The Company incurred net realized losses of approximately $1 million in the 1999 six-month period related to the sale of marketable debt securities in the second quarter.

         The effective income tax rate for the first half of 1999 was 59.6 percent compared with a rate of 42.8 percent in the prior year. The higher rate in 1999 reflected the impact of the tax gain related to the sale of the Hamilton newspaper and the Company's low pre-tax income resulting from the one-time Merger costs. The Company expects its effective tax rate related to continuing operations will be approximately 45 percent for the full year of 1999.

         For the first six months of 1999, the Company reported income from continuing operations of $1.2 million, or $0.05 per diluted share, compared to income of $12.7 million, or $0.56 per diluted share, in the prior year. The decline in current year income resulted from the one-time Merger costs of $26.7 million ($15.5 million after-tax). Excluding these one-time costs, income from continuing operations would have increased 31.4 percent to $16.7 million, or $0.74 per diluted share. The increase on a comparable basis reflected the advertising revenue gains, lower newsprint expense and higher interest income in the current year.

         Fluctuations in the price of newsprint significantly impact the results of the Company's newspaper operations, where newsprint expense accounts for approximately 20 percent of total operating costs. For the first six months of 1999, the Company's average cost for newsprint was approximately $545 per metric ton, compared to approximately $600 per metric ton in the first half of the prior year. The Company's current cost of newsprint is in the range of approximately $470 to $480 per metric ton. However, the Company has been informed by all of its suppliers of a plan to increase the price of newsprint by approximately $50 per metric ton on October 1, 1999. In the second half of 1998, the Company's average cost of newsprint was approximately $560 per metric ton.

DISCONTINUED OPERATIONS--BROADCASTING

         For the first half of 1999, the Company reported a loss from discontinued operations of $21.4 million, or $0.95 per diluted share, compared to income of $24 million, or $1.06 per diluted share, in the prior year. The current year loss resulted from a combination of $25.3 million of one-time stock option cash-out and bonus payments to broadcasting employees in connection with the Merger and a loss on extinguishment of debt of approximately $18 million (approximately $17.2 million prepayment penalty and $750,000 write-off of deferred financing fees). In addition, the first half of 1999 included broadcasting operations only through the date of the Merger on March 18, 1999 compared to a full period of normal broadcasting operations in the prior year. (See Note 3 to the consolidated financial statements included in Item 1.)


LIQUIDITY AND CAPITAL RESOURCES

     On March 17, 1999, Pulitzer borrowed $700 million from Chase Manhattan Bank pursuant to a borrowing agreement (the "New Debt"). On March 18, 1999, Pulitzer used a portion of the proceeds from the New Debt to prepay existing long-term debt of approximately $172.7 million and pay a related prepayment penalty of approximately $17.2 million. Pulitzer made additional payments related to the Transactions including $47.1 million for stock option cash-outs and bonuses (net of deferred compensation in the amount of $4.9 million), $31.3 million for professional fees related to the Transactions (excluding $4.2 million paid prior to March 18, 1999) and a $3 million preliminary working capital adjustment. The cash balance of the proceeds of the New Debt was contributed to the Company in the Spin-off while the New Debt was assumed by Hearst-Argyle at the time of the Merger. As a result, the Company has no outstanding debt and cash and marketable securities of approximately $579 million as of June 30, 1999. The Company anticipates funding future newspaper acquisitions with a portion of the available cash and marketable securities as potential investment opportunities are identified.

     As of June 30, 1999, commitments for capital expenditures were approximately $7.6 million, relating to normal capital equipment replacements (including Year 2000 projects in-process). Capital expenditures to be made by the Company in fiscal 1999 are estimated to be approximately $10 million. In addition, as of June 30, 1999, the Company had a capital contribution commitment of approximately $6.2 million related to a limited partnership investment.

    On July 16, 1999, the Company's Board of Directors approved the repurchase of up to $50 million of its common stock in the open market.

    At June 30, 1999, the Company had working capital of $610.3 million and a current ratio of 17.8 to 1. This compares to working capital of $124.7 million and a current ratio of 3.9 to 1 at December 31, 1998.

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

    As a result of the foregoing, the amount of additional payments, if any, that may be payable by the Company with respect to the Merger and the distribution of Pulitzer Inc. Stock in the Spin-off (the "Distribution") cannot be determined at this time. However, if the Distribution were determined to be a Gross-Up Transaction and if the Fair Market Value of the Transaction Proceeds with respect to the Merger and the Distribution were determined to exceed the Imputed Value, then the additional payments to the 1986 Selling Stockholders would equal approximately $5.9 million for each $1.00 per share by which the Transaction Proceeds exceed the Imputed Value. Accordingly, depending on the ultimate resolution of the meaning and application of various provisions of the Gross-Up Transaction agreements, including the determination of Imputed Value and Fair Market Value of the Transaction Proceeds, in the opinion of the Company's management, the amount of an additional payment, if any, could be material to the consolidated financial statements of the Company. The additional payment, if any, to the 1986 Selling Stockholders would be recorded directly to additional paid-in capital as the payment of this contingent amount would be a direct cost of the disposal of Pulitzer's Broadcasting Business.

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

    In 1995, Pulitzer began reviewing and preparing its computer systems for the Year 2000. Generally, at Pulitzer's newspaper publishing locations, the following categories of computer systems were identified for assessment of Year 2000 compliance: pre-press systems, press systems, post-press systems, business systems, network systems, desktop PC systems, telecommunication systems and building systems. Significant sub-systems within these categories which were identified as non-compliant during the assessment phase represented aging hardware and software that would have required replacement in the near term irrespective of the Year 2000 issue. Consequently, Pulitzer and the Company adopted a Year 2000 strategy that will replace the Company's significant non-compliant systems with new compliant systems prior to December 31, 1999.

    Pulitzer and the Company's strategy for achieving Year 2000 compliance was developed using a five phase plan as follows: (1) educate and plan; (2) assess;
(3) replace and renovate; (4) validate/test; and (5) implement. The Company has completed the planning and assessment phases and is in the process of replacing, testing and implementing new compliant systems (with some systems already implemented). As of June 30, 1999, the Company has implemented substantially all of its Year 2000 system changes at the Star. The Company expects to have substantially all of the Year 2000 system changes implemented by September 30, 1999 at the Post-Dispatch and by October 31, 1999 at the PCN Group properties.

    The Company's current estimate of capital expenditures for new hardware and software to address Year 2000 issues, as well as to replace aging systems, is approximately $11.5 million. At June 30, 1999, approximately $1.5 million of the total capital expenditure estimate remains to be spent through the projected implementation dates. These amounts do not include either the internal staff costs of the Company's information technology department or the cost of minor Year 2000 system modifications, both of which are recorded as expense in the period incurred. Year 2000 modification costs for minor system issues are not expected to be significant. The Year 2000 related capital expenditures have been considered in the Company's normal capital budgeting process and will be funded through operating cash flows.

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

    The Company believes that its plan for achieving Year 2000 compliance will be fully implemented by October 31, 1999. However, as it is not possible to anticipate all future outcomes, especially where third parties are involved, the Company is in the process of developing Year 2000 contingency plans for mission critical business and production systems.

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



ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
           MARKET RISK
--------------------------------------------------------------------------------


         The primary raw material used in the Company's newspaper publishing operations is newsprint, representing approximately 20 percent of newspaper operating expenses. For the full year of 1998, the Company consumed approximately 100,000 metric tons of newsprint at an average cost of approximately $577 per metric ton. Historically, newsprint has been subject to significant price fluctuations from year to year, unrelated in many cases to general economic conditions. In the last five years, the Company's average cost per ton of newsprint has varied from a low of $452 per metric ton in 1994 to a high of $675 per metric ton in 1995. For the first half of 1999, the Company's average cost of newsprint was approximately $545 per metric ton. The Company attempts to obtain the best price available by combining newsprint purchases for its different newspaper locations but does not enter into derivative contracts in an attempt to reduce the impact of year to year price fluctuations on its consolidated newsprint expense.

         As a result of the Transactions, the Company has no outstanding debt and a combined balance of cash and marketable securities of approximately $579 million as of June 30, 1999. Over time, the Company anticipates funding potential newspaper acquisitions with a portion of the cash and marketable securities. In the interim, the Company's investments in marketable securities primarily include a mixture of short to mid-term government and corporate debt obligations. These investments expose the Company to market risks that have caused and may in the future cause the value of such investments to be different than the original cost of such investments at the time of purchase.

                           PART II. OTHER INFORMATION


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS
--------------------------------------------------------------------------------

         (a)      The Annual Meeting of Stockholders was held on May 12, 1999.

         (b) The following directors continued their term of office after the Annual Meeting of Stockholders:

                    William Bush
                    Michael E. Pulitzer
                    Ronald H. Ridgway
                    Ken J. Elkins
                    Alice B. Hayes
                    David E. Moore

         (c) The following nominees for election as director received the votes indicated:

                                                              For              Withheld         Abstain
                                                              ---              --------         -------
                  Emily Rauh Pulitzer                       150,930,297         167,527             0
                  James M. Snowden, Jr.                     150,931,862         165,862             0
                  Robert C. Woodworth                       150,931,254         166,470             0

                  The proposal to adopt the Pulitzer Inc. 1999 Key Employee's Restricted Stock Purchase Plan was approved by the vote indicated:

                  For:                                      147,165,630
                  Against:                                    1,315,931
                  Broker non-votes:                           2,606,406
                  Abstain:                                       10,090

                  The proposal to adopt the Pulitzer Inc. 1999 Stock Option Plan was approved by the vote indicated:

                  For:                                      146,046,119
                  Against:                                    2,434,063
                  Broker non-votes:                           2,606,406
                  Abstain:                                       11,469

                  The proposal to adopt the Pulitzer Inc. 1999 Employee Stock Purchase Plan was approved by the vote indicated:

                  For:                                      148,397,418
                  Against:                                       88,640
                  Broker non-votes:                           2,606,406
                  Abstain:                                        5,593

                  The selection of Deloitte & Touche as the Company's independent auditors was approved by the vote indicated:

                  For:                                      151,082,077
                  Against:                                        4,992
                  Broker non-votes:                                 333
                  Abstain:                                       10,655

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K
--------------------------------------------------------------------------------


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



                                                      PULITZER INC.
                                                      (Registrant)

Date:  August 11, 1999                           /s/  Ronald H. Ridgway
                                         ---------------------------------------
                                                   (Ronald H. Ridgway)
                                         Director; Senior Vice-President-Finance
                                            (on behalf of the Registrant and
                                             as principal financial officer)

                                  EXHIBIT INDEX


     EXHIBIT NUMBER                                   TITLE OR DESCRIPTION


          27-1                                       Financial Data Schedule

          27-2                                  Restated Financial Data Schedule