Form 10-Q
period 1999-09-30
PULITZER INC
filed 1999-11-12
CIK 1068848

================================================================================


                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                         -------------------------------

                                    FORM 10-Q
  (Mark One)
  /x/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934
      For the quarterly period ended SEPTEMBER 30, 1999
                                                        OR
  / / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934
  For the transition period from                 to
                                ----------------    ----------------

                         COMMISSION FILE NUMBER 1-14541

                          ----------------------------

                                  PULITZER INC.
             (Exact name of registrant as specified in its charter)

                      -----------------------------------

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

                        --------------------------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

                               YES /X/         NO / /

                        ---------------------------------

        Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


                 CLASS                               OUTSTANDING 10/31/99
        ------------------------              -------------------------------
              COMMON STOCK                               8,177,472
          CLASS B COMMON STOCK                          14,332,444




================================================================================

                          PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

PULITZER INC. AND SUBSIDIARIES
STATEMENTS OF CONSOLIDATED OPERATIONS
(UNAUDITED -- IN THOUSANDS, EXCEPT EARNINGS PER SHARE DATA)


                                                               Third Quarter Ended                Nine Months Ended
                                                                   September 30,                    September 30,
                                                           --------------------------       ---------------------------
                                                               1999            1998             1999             1998
                                                           -----------      ---------       ----------       ----------
OPERATING REVENUES - NET:
    Advertising                                            $  64,272        $  58,438        $ 191,053        $ 178,245
    Circulation                                               21,186           22,172           64,791           66,194
    Other                                                     10,849           10,153           33,514           30,768
                                                           ---------        ---------        ---------        ---------
              Total operating revenues                        96,307           90,763          289,358          275,207
                                                           ---------        ---------        ---------        ---------


OPERATING EXPENSES:
    Operations                                                36,535           37,141          111,295          111,667
    Selling, general and administrative                       37,061           33,595          108,960          101,991
    General corporate expense                                  1,882            1,319            5,618            3,959
    Stock option cash-outs and bonuses (Note 8)                                                 26,685
    St. Louis Agency adjustment                                6,110            5,063           18,381           15,926
    Depreciation and amortization                              3,950            3,415           11,979           10,238
                                                           ---------        ---------        ---------        ---------
              Total operating expenses                        85,538           80,533          282,918          243,781
                                                           ---------        ---------        ---------        ---------

  Operating income                                            10,769           10,230            6,440           31,426

  Interest income                                              7,062            1,385           17,015            3,541
  Loss from sale of marketable securities                       (563)                           (1,606)
  Capital gains on miscellaneous investments                   1,742              173            1,853              544
  Net other expense                                             (582)            (300)          (2,366)          (1,847)
                                                           ---------        ---------        ---------        ---------

INCOME FROM CONTINUING OPERATIONS
  BEFORE PROVISION FOR INCOME TAXES                           18,428           11,488           21,336           33,664

PROVISION FOR INCOME TAXES                                     8,275            4,891           10,007           14,388
                                                           ---------        ---------        ---------        ---------

INCOME FROM CONTINUING OPERATIONS                             10,153            6,597           11,329           19,276

INCOME (LOSS) FROM DISCONTINUED
  OPERATIONS, NET OF TAX                                                        8,810          (21,449)          32,797
                                                           ---------        ---------        ---------        ---------

NET INCOME (LOSS)                                          $  10,153        $  15,407        $ (10,120)       $  52,073
                                                           =========        =========        =========        =========

BASIC EARNINGS PER SHARE OF STOCK:
  Income from continuing operations                        $    0.45        $    0.30        $    0.50        $    0.86
  Income (loss) from discontinued operations                                     0.39            (0.95)            1.47
                                                           ---------        ---------        ---------        ---------

  Earnings (loss) per share                                $    0.45        $    0.69        $   (0.45)       $    2.33
                                                           =========        =========        =========        =========

  Weighted average number of shares outstanding               22,638           22,449           22,630           22,343
                                                           =========        =========        =========        =========

DILUTED EARNINGS PER SHARE OF STOCK:
  Income from continuing operations                        $    0.45        $    0.29        $    0.50        $    0.85
  Income (loss) from discontinued operations                                     0.39            (0.95)            1.44
                                                           ---------        ---------        ---------        ---------

  Earnings (loss) per share                                $    0.45        $    0.68        $   (0.45)       $    2.29
                                                           =========        =========        =========        =========

  Weighted average number of shares outstanding               22,675           22,806           22,648           22,726
                                                           =========        =========        =========        =========


See notes to consolidated financial statements.

PULITZER INC. AND SUBSIDIARIES
STATEMENTS OF CONSOLIDATED COMPREHENSIVE INCOME
(UNAUDITED)
(IN THOUSANDS)


                                                               Third Quarter Ended           Nine Months Ended
                                                                   September 30,               September 30,
                                                           -------------------------    ------------------------
                                                               1999          1998          1999          1998
                                                           ----------    -----------    ----------    ----------
NET INCOME (LOSS)                                          $   10,153    $    15,407    $  (10,120)   $   52,073

OTHER COMPREHENSIVE INCOME (LOSS),
  NET OF TAX:

  Unrealized holding gains (losses) on marketable
      securities arising during the period (Note 4)             1,102                       (2,434)

   Reclassification adjustment                                    310                          885
                                                           ----------    -----------    ----------    ----------

   Net gain (loss) recognized in other comprehensive
     income                                                     1,412                       (1,549)
                                                           ----------    -----------    ----------    ----------


COMPREHENSIVE INCOME (LOSS)                                $   11,565    $    15,407    $  (11,669)   $   52,073
                                                           ==========    ===========    ==========    ==========



See notes to consolidated financial statements.

PULITZER INC. AND SUBSIDIARIES
STATEMENTS OF CONSOLIDATED FINANCIAL POSITION
(UNAUDITED)
(IN THOUSANDS)

                                                                        September 30,      December 31,
                                                                            1999              1998
                                                                       --------------    --------------
ASSETS

CURRENT ASSETS:
  Cash and cash equivalents                                              $   99,577         $  110,171
  Marketable securities                                                     474,151
  Trade accounts receivable (less allowance for doubtful
    accounts of $2,293 and $1,722)                                           42,094             42,658
  Inventory                                                                   4,784              2,587
  Income taxes receivable                                                    24,067
  Prepaid expenses and other                                                  3,812             12,564
                                                                         ----------         ----------

              Total current assets                                          648,485            167,980
                                                                         ----------         ----------

PROPERTIES:
  Land                                                                        5,480              5,536
  Buildings                                                                  44,641             43,511
  Machinery and equipment                                                   106,759             98,848
  Construction in progress                                                    6,692              8,442
                                                                         ----------         ----------
              Total                                                         163,572            156,337
  Less accumulated depreciation                                              78,784             72,186
                                                                         ----------         ----------

              Properties - net                                               84,788             84,151
                                                                         ----------         ----------

INTANGIBLE AND OTHER ASSETS:
  Intangible assets - net of amortization                                   188,192            197,154
  Receivable from The Herald Company                                         33,175             38,683
  Net assets of Broadcasting Business (Note 3)                                                  35,717
  Other                                                                      28,608             22,708
                                                                         ----------         ----------

              Total intangible and other assets                             249,975            294,262
                                                                         ----------         ----------

                   TOTAL                                                 $  983,248         $  546,393
                                                                         ==========         ==========

                                                                                            (Continued)

PULITZER INC. AND SUBSIDIARIES
STATEMENTS OF CONSOLIDATED FINANCIAL POSITION
(UNAUDITED)
(IN THOUSANDS, EXCEPT SHARE DATA)


                                                                          September 30,        December 31,
                                                                               1999                1998
                                                                        ----------------     ---------------
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Trade accounts payable                                                $        11,086      $        12,253
  Salaries, wages and commissions                                                10,939               10,911
  Income taxes payable                                                                                 2,832
  Acquisition payable                                                             9,707                9,707
  Dividends payable                                                               3,395                3,374
  Other                                                                           3,288                4,228
                                                                        ---------------      ---------------
              Total current liabilities                                          38,415               43,305
                                                                        ---------------      ---------------

PENSION OBLIGATIONS                                                              28,730               23,625
                                                                        ---------------      ---------------

POSTRETIREMENT AND POSTEMPLOYMENT
  BENEFIT OBLIGATIONS                                                            88,649               88,397
                                                                        ---------------      ---------------

OTHER LONG-TERM LIABILITIES                                                       9,580                5,709
                                                                        ---------------      ---------------

COMMITMENTS AND CONTINGENCIES (Note 9)

STOCKHOLDERS' EQUITY (Note 6):
  Preferred stock, $.01 par value; shares authorized - 100,000,000 in
    1999 and 25,000,000 in 1998; issued and outstanding - none
  Common stock, $.01 par value; shares authorized - 100,000,000 in
    1999 and 1998; issued - 8,325,968 in 1999 and 7,242,974 in 1998                  83                   72
  Class B common stock, convertible, $.01 par value; shares authorized
    - 100,000,000 in 1999 and 50,000,000 in 1998; issued - 14,339,184
    in 1999 and 27,019,880 in 1998                                                  143                  270
  Additional paid-in capital                                                    425,130              151,574
  Retained earnings                                                             402,024              422,329
  Accumulated other comprehensive loss                                           (2,464)                (915)
                                                                        ----------------     ---------------
              Total                                                             824,916              573,330
  Treasury stock - at cost; 160,000 and 25,519 shares of  common stock in 1999 and 1998, respectively, and  11,700,850 shares of
    Class B common stock in 1998                                                 (7,042)            (187,973)
                                                                        ---------------      ---------------
              Total stockholders' equity                                        817,874              385,357
                                                                        ---------------      ---------------

                   TOTAL                                                $       983,248      $       546,393
                                                                        ===============      ===============

                                                                                                (Concluded)

See notes to consolidated financial statements.

PULITZER INC. AND SUBSIDIARIES
STATEMENTS OF CONSOLIDATED CASH FLOWS
(UNAUDITED -- IN THOUSANDS)


                                                                                Nine Months Ended
                                                                                   September 30,
                                                                         -------------------------------
                                                                              1999              1998
                                                                         -------------    --------------
CONTINUING OPERATIONS
CASH FLOWS FROM OPERATING ACTIVITIES:
  Income from continuing operations                                      $      11,329    $       19,276
  Adjustments to reconcile net income to net cash provided by operating activities:
    Depreciation                                                                 6,482             5,839
    Amortization                                                                 5,497             4,399
    Deferred income taxes                                                         (610)              124
    Loss on sale of assets                                                       2,694
    Changes in assets and liabilities (net of the effects of the purchase and sale of properties) which provided (used) cash:
        Trade accounts receivable                                                  564            (1,891)
        Inventory                                                               (2,197)            2,838
        Other assets                                                            18,404             3,162
        Trade accounts payable and other liabilities                             7,149            (2,488)
        Income taxes                                                           (26,899)           (2,189)
                                                                         -------------    --------------
NET CASH PROVIDED BY OPERATING ACTIVITIES                                       22,413            29,070
                                                                         -------------    --------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures                                                          (8,329)          (12,680)
  Purchase of publishing property, net of cash acquired                                           (2,051)
  Sale of publishing properties                                                  3,300             2,590
  Purchases of marketable securities                                          (844,215)
  Sales of marketable securities                                               364,706
  Investment in joint ventures and limited partnerships                         (7,699)           (3,788)
  Decrease in notes receivable                                                      61               111
                                                                         -------------    --------------
NET CASH USED IN INVESTING ACTIVITIES                                         (492,176)          (15,818)
                                                                         -------------    --------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Dividends paid                                                               (10,164)          (10,029)
  Proceeds from exercise of stock options                                        2,280             5,521
  Proceeds from employee stock purchase plan                                                       1,017
  Purchase of treasury stock                                                    (7,152)              (41)
                                                                         -------------    --------------
NET CASH USED IN FINANCING ACTIVITIES                                          (15,036)           (3,532)
                                                                         -------------    --------------

CASH (USED IN) PROVIDED BY CONTINUING OPERATIONS                              (484,799)            9,720
                                                                         -------------    --------------

DISCONTINUED OPERATIONS
  Operating activities                                                         (21,820)           55,211
  Investing activities:
    Capital expenditures                                                        (1,488)           (6,684)
    Sale (purchase) of investment in limited partnership                         5,000            (1,000)
  Financing activities:
    Proceeds from issuance of long-term debt                                   700,000
    Repayments of long-term debt                                              (172,705)          (12,705)
    Payment of Spin-off and Merger Transaction costs                           (31,772)
    Payment of estimated working capital adjustment related to Merger           (3,010)
                                                                         -------------    --------------
CASH PROVIDED BY DISCONTINUED OPERATIONS                                       474,205            34,822
                                                                         --------------   --------------

NET (DECREASE) INCREASE IN CASH AND
 CASH EQUIVALENTS                                                              (10,594)           44,542

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR                                 110,171            62,749
                                                                         -------------    --------------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                               $      99,577    $      107,291    (Continued)
                                                                         =============    ==============

PULITZER INC. AND SUBSIDIARIES
STATEMENTS OF CONSOLIDATED CASH FLOWS
(UNAUDITED -- IN THOUSANDS)


                                                                                Nine Months Ended
                                                                                  September 30,
                                                                          ------------------------------
                                                                             1999                1998
                                                                          -----------        -----------
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Cash paid (received) during the period for:
    Interest paid                                                         $     8,429        $    13,844
    Interest received                                                         (11,163)            (3,410)
    Income taxes                                                               25,255             38,269
    Income tax refunds                                                         (1,200)              (373)

SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING
  AND FINANCING ACTIVITIES:
  Divestiture of broadcasting business--decrease in Net Liabilities of
    Broadcasting Business and increase in Additional Paid-in Capital      $   494,721        $        --
  Spin-off and Merger Transaction costs--decrease in Other Assets
    and decrease in Additional Paid-in Capital                                  4,253
  Increase in Dividends Payable and decrease in Retained Earnings               3,395              3,371
  Cancellation of treasury stock:
    Decrease in Treasury Stock and Class B Common Stock                           117
    Decrease in Treasury Stock and Additional Paid-in Capital                 187,966
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

As a result of the Transactions, the Company is the continuing entity for financial reporting purposes. Pulitzer's historical basis in its newspaper publishing and related new media assets and liabilities has been carried over to the Company. The distribution of the net liabilities of the Broadcasting Business has been recorded as a capital contribution to the Company (see Notes 5 and 6). The Transactions represent a reverse-spin transaction and, accordingly, the Company's results of operations for periods prior to the consummation of the Transactions are identical to the historical results previously reported by Pulitzer. Results of the Company's newspaper publishing and related new media businesses are reported as continuing operations in the statements of consolidated operations. The results of the Broadcasting Business prior to the Merger are reported as discontinued operations (see Note 3).

2.   ACCOUNTING POLICIES

Interim Adjustments - In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the Company's financial position as of September 30, 1999, results of operations for the three-month and nine-month periods ended September 30, 1999 and 1998 and cash flows for the nine-month periods ended September 30, 1999 and 1998. These financial statements should be read in conjunction with the audited consolidated financial statements and related notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1998. Results of operations for interim periods are not necessarily indicative of the results to be expected for the full year.

Fiscal Year and Fiscal Quarters - The Company's fiscal year and third fiscal quarter end on the Sunday coincident with or prior to December 31 and September 30, respectively. For ease of presentation, the Company has used December 31 as the year end and September 30 as the third quarter end.

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

                                                        Third Quarter Ended          Nine Months Ended
                                                           September 30,               September 30,
                                                    -------------------------   -------------------------
                                                        1999          1998          1999          1998
                                                          (In thousands)               (In thousands)
Weighted average shares outstanding (Basic EPS)         22,638         22,449        22,630        22,343

Stock option equivalents                                    37            357            18           383
                                                    -----------   -----------   -----------    ----------

Weighted average shares outstanding and
    stock option equivalents (Diluted EPS)               22,675        22,806        22,648        22,726
                                                    ===========   ===========   ===========    ==========

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


                                                              March 18,1999        December 31,
                                                            (Prior to Merger)          1998
                                                            -----------------   -----------------
     ASSETS                                                             (In thousands)
     Cash                                                   $          1,860    $              --
     Trade accounts receivable (less allowance for
       doubtful accounts of $558 and $597)                            40,759               47,244
     Program rights                                                    5,941                8,425
     Other current assets                                              2,644                1,115
                                                            ----------------    -----------------
         Total current assets                                         51,204               56,784

     Properties - net                                                 82,843               83,514

     Intangible assets - net                                          93,109               94,817

     Other assets                                                      2,019                8,348
                                                            ----------------    -----------------

           Total assets of Broadcasting Business                     229,175              243,463
                                                            ----------------    -----------------

     LIABILITIES
     Trade accounts payable and accrued expenses                       7,615                9,255
     Current portion of long-term debt (Note 5)                                            12,705
     Interest payable                                                                       5,301
     Program contracts payable                                         5,599                7,955
                                                            ----------------    -----------------
         Total current liabilities                                    13,214               35,216
     Long-term debt (Note 5)                                         700,000              160,000
     Pension obligations                                               3,267                6,951
     Postretirement benefit obligations                                1,998                2,762
     Other long term liabilities                                       5,417                2,817
     Commitments and contingencies
                                                            ----------------    -----------------

           Total liabilities of Broadcasting Business                723,896              207,746
                                                            ----------------    -----------------

     NET (LIABILITIES) ASSETS OF BROADCASTING BUSINESS      $       (494,721)   $          35,717
                                                            ================    =================


In connection with the Merger, a cash payment is required by either Hearst-Argyle or the Company for the difference between $41,000,000 and the working capital balance of the Broadcasting Business on the date of the Merger ("Working Capital Adjustment"). Based upon the March 18, 1999 asset and liability balances included above, the Broadcasting Business had a working capital balance of $37,990,000 resulting in a preliminary Working Capital Adjustment of $3,010,000. This preliminary amount has been paid to Hearst-Argyle as of March 31, 1999. The Company expects to finalize the Working Capital Adjustment during the fourth quarter of 1999.

As of March 18, 1999, certain Broadcasting Business asset and liability balances, including but not limited to accrued expenses, pensions, postretirement and deferred income taxes, have been recorded based upon preliminary estimates. As a result, the Working Capital Adjustment and the capital contribution recorded in the Company's equity section to reflect the Merger represent preliminary estimates. In the fourth quarter of 1999, these preliminary estimates will be adjusted, as necessary, based upon the final calculation of certain Broadcasting Business asset and liability balances. Similarly, Transaction costs recorded in the Company's consolidated financial statements through the first three quarters of 1999 also include estimates which will be adjusted as final billings are received. (see Note 6)

The net (loss) income from operations of the Broadcasting Business, without allocation of any general corporate expense, is reflected in the statements of consolidated operations as "Income (Loss) from Discontinued Operations, Net of Tax" and is summarized as follows:

                                                  Third Quarter Ended          Nine Months Ended
                                                      September 30,               September 30,
                                               -------------------------   -------------------------
                                                  1999          1998         1999(a)         1998
                                               -----------   -----------   -----------   -----------
                                                      (In thousands)             (In thousands)
       Operating revenues                      $        --   $    53,908   $    45,622   $   173,681
                                               -----------   -----------   -----------   -----------

       Operating expenses:
          Operations                                              18,268        15,951        54,313
          Selling, general and administrative                     12,383        11,616        38,770
          Stock option cash-outs and bonuses                                    25,305
          Depreciation and amortization                            5,461         3,881        16,512
                                               -----------   -----------   -----------   -----------
             Total operating expenses                             36,112        56,753       109,595
                                               -----------   -----------   -----------   -----------

       Operating income (loss)                                    17,796       (11,131)       64,086

       Interest expense                                            3,330         3,128        10,255
       Loss on extinguishment of debt (b)                                       17,955
                                               -----------   -----------   -----------   -----------

       Income (loss) before income taxes                          14,466       (32,214)       53,831

       Income tax provision (benefit)                              5,656       (10,765)       21,034
                                               -----------   -----------   -----------   -----------

       Net income (loss)                       $        --   $     8,810   $   (21,449)  $    32,797
                                               ===========   ===========   ===========   ===========


(a) Broadcasting results for 1999 reflect operations only through March 18, 1999, the date of the Merger, and include approximately $25.3 million of stock option cash-outs and bonus payments to broadcasting employees in connection with the Merger on March 18, 1999. (see Note 8)

(b) On March 18, 1999, in connection with the Spin-off and Merger, Pulitzer prepaid its existing long-term debt and incurred a prepayment penalty of approximately $17.2 million. This prepayment penalty, along with the write-off of deferred financing fees of approximately $750,000, has been included in the results of discontinued operations for the first nine months of 1999.

4.   MARKETABLE SECURITIES

The Company's investments in marketable securities represent available-for-sale securities and are recorded at fair value with net unrealized gains and losses reported, net of tax, as a component of other comprehensive income. The basis of cost used in determining realized gains and losses is specific identification. The fair value of all securities is determined by quoted market prices. Investments in available-for-sale securities at September 30, 1999 consisted of the following:

                                            Amortized      Unrealized      Unrealized        Fair
                                              Cost            Gains          Losses          Value
                                          ------------    ------------   -------------   ------------
                                                                (In thousands)
Debt securities issued by the U.S.
  government and agencies                 $   309,591     $       300    $      (1,769)  $    308,122

Municipal securities                           11,505                             (254)        11,251

Corporate securities                           77,393              79             (679)        76,793

Mortgage-backed securities                     12,580              18              (65)        12,533

Other debt securities                          65,893              43             (484)        65,452
                                          -----------     -----------    -------------   ------------

    Total investments                     $   476,962     $       440    $      (3,251)  $    474,151
                                          ===========     ===========    =============   ============


For the third quarter of 1999, proceeds from sales of marketable securities were $128,960,000 resulting in gross realized gains and losses of $400,000 and $963,000, respectively. In addition, a net unrealized gain of $1,412,000, after tax, is included in other comprehensive income for the third quarter of 1999.

The maturity schedule of investments in available-for-sale securities at September 30, 1999 was as follows:

                                            Amortized        Fair
                                              Cost           Value
                                          ------------    -----------
                                                 (In thousands)
Due in one year or less                   $   110,096     $   109,973

Due after one year through five years         281,197         279,270

Due after five years through ten years         23,124          22,659

Due after ten years                            49,965          49,716

Mortgage-backed securities                     12,580          12,533
                                          -----------     -----------

    Total investments                     $   476,962     $   474,151
                                          ===========     ===========


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

As a result of the Transactions, the Company has no outstanding debt as of September 30, 1999.

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

The net liability balance of the Broadcasting Business as of March 18, 1999, including the $700 million of New Debt, was contributed to "Additional Paid-in Capital" of the Company at the time of the Merger (see Notes 3 and 5). This capital contribution has been recorded net of Transaction costs of approximately $36 million and the estimated Working Capital Adjustment of approximately $3 million related to the Merger. Activity in the Company's stockholders' equity accounts for the first nine months of 1999 is included below:


                                                                        Accumulated
                                                                          Other                 Total
                                          Class B  Additional              Compre-               Stock-
                                 Common   Common    Paid-in   Retained    hensive    Treasury   holders'
                                 Stock     Stock    Capital   Earnings     Loss       Stock      Equity
                                -------- --------- --------  ---------  ----------- ---------  ---------
                                                          (In thousands)
BALANCES AT DECEMBER 31, 1998    $   72    $  270   $ 151,574  $422,329   $   (915) $(187,973) $ 385,357

 Issuance of common stock grants                        1,239                                      1,239
  Common stock options exercise       1                 2,279                                      2,280
  Conversion of Class B common
    stock to common stock            10       (10)
  Tax benefit from stock options
    exercised                                           2,318                                      2,318
  Comprehensive loss:
  Net loss                                                      (10,120)                         (10,125)
  Unrealized loss on marketable
    securities, net of tax                                                  (1,549)               (1,549)
                                                                                               ---------
      Comprehensive loss                                                                         (11,669)
                                                                                               ---------
  Cash dividends declared
    $0.45 per share of common
    and Class B common                                          (10,185)                         (10,185)
  Purchase of treasury stock                                                           (7,152)    (7,152)
  Cancellation of treasury stock             (117)   (187,966)                        188,083
  Divestiture of Broadcasting
     Business, net of Transaction
     costs and Working Capital
     Adjustment                                       455,686                                    455,686
                                ------    -------  ----------  --------   --------  ---------  ---------

BALANCES AT SEPTEMBER 30, 1999  $   83    $   143  $  425,130  $402,024   $ (2,464) $  (7,042)   817,874
                                ======    =======  ==========  ========   ========  =========  =========


In the first quarter of 1999, a dividend of $0.15 per share was declared, payable on May 3, 1999. In addition, a cash dividend of $0.15 per share which was declared in December 1998 and paid to stockholders in January 1999 represented the acceleration of Pulitzer's dividend historically declared and paid in the first quarter of each fiscal year. In the second quarter of 1999, a dividend of $0.15 per share was declared, payable on August 2, 1999. In the third quarter of 1999, a dividend of $0.15 per share was declared, payable on November 1, 1999.

In the first quarter of 1998, two dividends of $0.15 per share were declared, payable on February 2, 1998 and May 1, 1998. In the second quarter of 1998, a dividend of $0.15 per share was declared, payable on August 3, 1998. In the third quarter of 1998, a dividend of $0.15 per share was declared, payable on November 2, 1998.

On July 16, 1999, the Company's Board of Directors approved the repurchase of up to $50 million of its common stock in the open market. In the third quarter of 1999, 160,000 shares were repurchased for $7,042,000.

7.    COMMON STOCK PLANS

On May 12, 1999, the Company's stockholders approved the adoption of the Pulitzer Inc. 1999 Stock Option Plan (the "Option Plan"), the Pulitzer Inc. Key Employees' Restricted Stock Purchase Plan (the "Restricted Plan") and the Pulitzer Inc. 1999 Employee Stock Purchase Plan (the "Purchase Plan").

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

Options to purchase approximately 525,000 shares of common stock were granted to employees under the Option Plan during the second and third quarters of 1999. These option grants provide for an exercise term of ten years from the date of grant and vest in equal installments over a three-year period. In addition, options to purchase 12,000 shares of common stock were granted to non-employee directors under the Option Plan's automatic grant feature.

The Restricted Plan provides that an employee may receive, at the discretion of a committee of the Board of Directors, a grant or right to purchase at a particular price shares of common stock subject to restrictions on transferability. A maximum of 500,000 shares of common stock may be granted or purchased by employees under the Restricted Plan.

As of the end of the third quarter of 1999, approximately 33,000 shares of common stock had been issued under the Restricted Plan. Compensation expense equal to the fair market value of these common stock awards on the date of grant will be recognized over the vesting period of the grants.

The Purchase Plan allows eligible employees to authorize payroll deductions for the periodic purchase of the Company's common stock at a price generally equal to 85 percent of the common stock's then fair market value. In general, all employees of the Company and its subsidiaries are eligible to participate in the Purchase Plan after completing at least one year of service. Subject to appropriate adjustment for stock splits and other capital changes, the Company may sell a total of 300,000 shares of its common stock under the Purchase Plan. Shares sold under the Purchase Plan may be either authorized and unissued or held by the Company in its treasury. The Purchase Plan began operations as of July 1, 1999.

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

9.    COMMITMENTS AND CONTINGENCIES

At September 30, 1999, the Company and its subsidiaries had construction and equipment commitments of approximately $5,813,000.

The Company is an investor in one limited partnership requiring future capital contributions. As of September 30, 1999, the Company's unfunded capital contribution commitment related to this investment was approximately $4,763,000.

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


10.      NEWSPAPER PUBLISHING REVENUES

The Company's newspaper publishing revenues consist of the following:


                                              Third Quarter Ended                  Nine Months Ended
                                                 September 30,                       September 30,
                                          ----------------------------        -----------------------------
                                             1999            1998                 1999              1998
                                                (In thousands)                        (In thousands)
St. Louis Post-Dispatch                   $ 62,574           $ 59,539           $187,031           $180,908

Star Publishing Company                     13,526             13,069             42,046             40,331

Pulitzer Community Newspaper Group          19,699             17,809             58,731             52,973

Other publishing revenue                       508                346              1,550                995
                                          --------           --------           --------           --------
    Total publishing revenue              $ 96,307           $ 90,763           $289,358           $275,207
                                          ========           ========           ========           ========

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS
--------------------------------------------------------------------------------

Statements in this Quarterly Report on Form 10-Q concerning Pulitzer Inc.'s (the "Company") business outlook or future economic performance, anticipated profitability, revenues, expenses or other financial items, together with other statements that are not historical facts, are "forward-looking statements" as that term is defined under the Federal Securities Laws. Forward-looking statements are subject to risks, uncertainties and other factors which could cause actual results to differ materially from those stated in such statements. Such risks, uncertainties and factors include, but are not limited to, industry cyclicality, the seasonal nature of the business, changes in pricing or other actions by competitors or suppliers, and general economic conditions, as well as other risks detailed in the Company's filings with the Securities and Exchange Commission including this Quarterly Report on Form 10-Q.

GENERAL

    The Company was organized as a corporation in 1998 and is engaged in newspaper publishing, operating the newspaper properties operated by Pulitzer Publishing Company ("Pulitzer") prior to the Spin-off (as defined below). Prior to the Spin-off, the Company was a wholly-owned subsidiary of Pulitzer.

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

RECENT EVENTS

    On October 5,1999, the Company entered into an asset purchase agreement to acquire The Pantagraph, a daily and Sunday newspaper that serves the central Illinois cities of Bloomington and Normal, and a group of seven community newspapers known as the Illinois Valley Press, for $180 million from The Chronicle Publishing Company of San Francisco. The transaction is expected to close in January 2000 and is subject to customary approvals, including review under the Hart-Scott-Rodino Act. The Company will pay for the acquisition from its reserves of cash and marketable securities.


THREE MONTHS ENDED SEPTEMBER 30, 1999 COMPARED WITH 1998

CONTINUING OPERATIONS--PUBLISHING

         Operating revenues for the third quarter of 1999 increased 6.1 percent, to $96.3 million from $90.8 million in the third quarter of 1998. The gain primarily reflected higher advertising revenues and the contribution from the Troy Daily News, acquired in October 1998. In addition to the acquisition of the Troy Daily News in 1998, the Company sold its daily newspapers in Hamilton, Montana and Haverhill, Massachusetts in May 1999 and June 1998, respectively. Excluding the results of these properties acquired and sold from both 1999 and 1998, third quarter revenues increased 4.7 percent.

         Newspaper advertising revenues increased $5.8 million, or 10 percent, in the third quarter of 1999. The current year increase included advertising revenue gains of 11.9 percent at the Pulitzer Community Newspaper Group ("PCN Group"), 10.8 percent at the St. Louis Post-Dispatch ("Post-Dispatch") and 3.7 percent at The Arizona Daily Star ("Star"). The gains primarily reflected growth in classified advertising, and higher national advertising revenue at the Post-Dispatch. At the PCN Group, volume increases at most locations, along with new advertising from the Troy Daily News, accounted for a significant portion of the higher advertising revenue. Similarly, at the Star, higher third quarter advertising revenue reflected an increase of approximately 11.3 percent in full run advertising volume (linage in inches). At the Post-Dispatch, rate increases in January 1999 and higher national, classified and part-run advertising volume accounted for the current year advertising revenue increase. The classified volume increase at the Post-Dispatch reflected third quarter rate adjustments to promote greater frequency of insertions. Excluding the results of properties acquired and sold from both 1999 and 1998, third-quarter advertising revenues increased 8.6 percent.

         Circulation revenues decreased 4.4 percent to $21.2 million in the third quarter of 1999 from $22.2 million in the prior year quarter. The lower circulation revenues primarily reflected the impact of the demand in the third quarter of 1998 for issues of the Post-Dispatch featuring Mark McGwire's pursuit of the home run record.

         Other revenues increased $696,000, or 6.9 percent, in the third quarter of 1999, primarily reflecting gains in both preprint and new media revenue.

         Operating expenses (including selling, general and administrative expenses, general corporate expense and depreciation and amortization), excluding the St. Louis Agency adjustment, increased 5.2 percent to $79.4 million for the 1999 third quarter from $75.5 million for the same period in the prior year. The current year increase reflected higher overall personnel costs of $3.5 million, increased promotion expense of $741,000 and higher depreciation and amortization expense of $535,000, due in part to the acquisition of the Troy Daily News in October 1998. These expense increases were partially offset by a decline in newsprint costs of $1.9 million reflecting lower newsprint prices in the current year quarter. Excluding the results of properties acquired and sold from both 1999 and 1998, as well as the St. Louis Agency adjustment, third-quarter expenses increased 3.4 percent.

         Operating income for the third quarter of 1999 increased 5.3 percent to $10.8 million from $10.2 million in the prior year quarter. The current year increase reflected the advertising revenue gains and lower newsprint expense in the current year quarter.

         Interest income for the third quarter of 1999 increased to $7.1 million from $1.4 million in the prior year quarter. The increase reflected the inflow of approximately $429 million of net cash in connection with the Spin-off and Merger on March 18, 1999 (See "Liquidity and Capital Resources").

         The Company incurred net realized losses of approximately $563,000 in the 1999 third quarter related to the sale of marketable debt securities.

         Capital gains on miscellaneous investments increased to $1.7 million from $173,000 in the prior year quarter, primarily reflecting the favorable performance of two limited partnership investments.

         The effective income tax rate for the third quarter of 1999 was 44.9 percent compared with a rate of 42.6 percent in the prior year quarter. The higher effective tax rate in 1999 resulted from the sale of the Company's newspaper property in Hamilton, Montana on May 21, 1999. The sale has a tax effect of approximately $800,000 resulting from a tax gain on the transaction, which is recognized by an increased effective tax rate in the second and third quarters of 1999.

         Income from continuing operations in the 1999 third quarter increased
53.9 percent to $10.2 million, or $0.45 per diluted share, from $6.6 million, or $0.29 per diluted share, in the prior year quarter. The increase reflected the advertising revenue gains, lower newsprint expense and higher interest income in the current year quarter.

DISCONTINUED OPERATIONS--BROADCASTING

         Results for the prior year quarter included income from discontinued broadcasting operations of $8.8 million, or $0.39 per diluted share. The 1999 third quarter includes no discontinued broadcasting operations as a result of the Merger on March 18, 1999. (See Note 3 to the consolidated financial statements included in Item 1.)


NINE MONTHS ENDED SEPTEMBER 30, 1999 COMPARED WITH 1998

CONTINUING OPERATIONS--PUBLISHING

         Operating revenues for the first nine months of 1999 increased 5.1 percent, to $289.4 million from $275.2 million in the prior year nine-month period. The gain primarily reflected higher advertising revenues and the contribution from the Troy Daily News, acquired in October 1998. In addition to the acquisition of the Troy Daily News in 1998, the Company sold its daily newspapers in Hamilton, Montana and Haverhill, Massachusetts in May 1999 and June 1998, respectively. Excluding the results of these properties acquired and sold from both 1999 and 1998, revenues for the first nine months of 1999 increased 3.9 percent.

         Newspaper advertising revenues increased $12.8 million, or 7.2 percent, in the first nine months of 1999. The current year increase included advertising revenue gains of 11.8 percent at the PCN Group, 6.2 percent at the Post-Dispatch and 5.6 percent at the Star. The gains primarily reflected growth in classified advertising, and higher national advertising revenue at the Post-Dispatch. At the PCN Group, volume increases at most locations, along with new advertising from the Troy Daily News, accounted for a significant portion of the higher advertising revenue. Similarly, at the Star, higher advertising revenue reflected an increase of approximately 12.4 percent in full run advertising volume (linage in inches). At the Post-Dispatch, rate increases in January 1999 and higher national, classified and part-run advertising volume accounted for the current year advertising revenue increase. The classified volume increase at the Post-Dispatch partially reflected third quarter rate adjustments to promote greater frequency of insertions. Excluding the results of properties acquired and sold from both 1999 and 1998, advertising revenues for the first nine months of 1999 increased 6.1 percent.

         Circulation revenues decreased 2.1 percent to $64.8 million in the first nine months of 1999 from $66.2 million in the prior year nine-month period. The lower circulation revenues primarily reflected declines in paid circulation at the Post-Dispatch which were partially offset by new circulation in revenue from the Troy Daily News. The decline in circulation revenues at the Post-Dispatch was in part related to the significantly higher revenues in the third quarter of 1998 reflecting the positive impact on circulation related to Mark McGuire's pursuit of the home run record.

         Operating expenses (including selling, general and administrative expenses, general corporate expense and depreciation and amortization), excluding the St. Louis Agency adjustment, increased to $264.5 million for the first nine months of 1999 from $227.9 million for the same period in the prior year. The significant increase resulted from $26.7 million of stock option cash-out and bonus payments to publishing employees in connection with the Merger. Excluding these Merger costs, operating expenses increased 4.4 percent to $237.9 million in the first nine months of 1999. The increase on a comparable basis reflected higher overall personnel costs of $9.3 million and higher depreciation and amortization expense of $1.7 million, due in part to the acquisition of the Troy Daily News in October 1998. These expense increases were partially offset by a decline in newsprint costs of $4.2 million, reflecting lower newsprint prices in the current year. Excluding the results of properties acquired and sold from both 1999 and 1998, as well as the St. Louis Agency adjustment and Merger costs, expenses for the first nine months of 1999 increased 2.9 percent.

         For the first nine months of 1999, the Company reported operating income of $6.4 million compared to operating income of $31.4 million in the prior year nine-month period. The decrease in current year income resulted from the Merger costs of $26.7 million. Excluding these Merger costs, operating income would have increased 5.4 percent to $33.1 million. The increase on a comparable basis reflected the advertising revenue gains and lower newsprint expense in the current year.

         Interest income for the first nine months of 1999 increased to $17 million from $3.5 million in the corresponding period of the prior year. The increase reflected the inflow of approximately $429 million of net cash in connection with the Spin-off and Merger on March 18, 1999 (See "Liquidity and Capital Resources").

         The Company incurred net realized losses of approximately $1.6 million in the 1999 nine-month period related to the sale of marketable debt securities.

         Capital gains on miscellaneous investments increased to $1.9 million in the first nine months of 1999 from $544,000 in the prior year nine-month period, primarily reflecting the favorable performance of two limited partnership investments.

         Net other expense for the first nine months of 1999 was $2.4 million compared with $1.8 million in the prior year. The 1999 expense included an approximate $1.1 million loss related to the sale of the Company's newspaper property in Hamilton, Montana on May 21, 1999 while the prior year included a loss of approximately $869,000 related to the sale of the Company's newspaper property in Haverhill, Massachusetts on June 1, 1998.

         The effective income tax rate for the first nine months of 1999 was
46.9 percent compared with a rate of 42.7 percent in the prior year. The higher rate in 1999 primarily reflected the impact of the Hamilton newspaper sale. The Company expects its effective tax rate related to continuing operations will be approximately 45 percent for the full year of 1999.

         For the first nine months of 1999, the Company reported income from continuing operations of $11.3 million, or $0.50 per diluted share, compared to income of $19.3 million, or $0.85 per diluted share, in the prior year. The decline in current year income resulted from the one-time Merger costs of $26.7 million ($15.5 million after-tax). Excluding these one-time costs, income from continuing operations would have increased 39.1 percent to $26.8 million, or $1.18 per diluted share. The increase on a comparable basis reflected the advertising revenue gains, lower newsprint expense and higher interest income in the current year. Earnings per share for 1999 and 1998 reflect losses from the sales of the Hamilton (1999) and Haverhill (1998) newspaper properties of $0.08 and $0.02 per share, respectively.

         Fluctuations in the price of newsprint significantly impact the Company's operating results, where newsprint expense accounts for approximately 20 percent of total operating costs. For the first nine months of 1999, the Company's average cost for newsprint was approximately $530 per metric ton, compared to approximately $590 per metric ton in the first nine months of the prior year. The Company's current cost of newsprint is in the range of approximately $495 to $520 per metric ton. In the fourth quarter of 1998, the Company's average cost of newsprint was approximately $540 per metric ton.

DISCONTINUED OPERATIONS--BROADCASTING

         For the first nine months of 1999, the Company reported a loss from discontinued operations of $21.4 million, or $0.95 per diluted share, compared to income of $32.8 million, or $1.44 per diluted share, in the prior year. The current year loss resulted from a combination of $25.3 million of one-time stock option cash-out and bonus payments to broadcasting employees in connection with the Merger and a loss on extinguishment of debt of approximately $18 million (approximately $17.2 million prepayment penalty and $750,000 write-off of deferred financing fees). In addition, the first nine months of 1999 included broadcasting operations only through the date of the Merger on March 18, 1999 compared to a full period of normal broadcasting operations in the prior year. (See Note 3 to the consolidated financial statements included in Item 1.)


LIQUIDITY AND CAPITAL RESOURCES

    On March 17, 1999, Pulitzer borrowed $700 million from Chase Manhattan Bank pursuant to a borrowing agreement (the "New Debt"). On March 18, 1999, Pulitzer used a portion of the proceeds from the New Debt to prepay existing long-term debt of approximately $172.7 million and pay a related prepayment penalty of approximately $17.2 million. Pulitzer made additional payments related to the Transactions including $47.1 million for stock option cash-outs and bonuses (net of deferred compensation in the amount of $4.9 million), $31.3 million for professional fees related to the Transactions (excluding $4.2 million paid prior to March 18, 1999) and a $3 million preliminary working capital adjustment. The cash balance of the proceeds of the New Debt was contributed to the Company in the Spin-off while the New Debt was assumed by Hearst-Argyle at the time of the Merger. As a result, the Company has no outstanding debt and cash and marketable securities of approximately $574 million as of September 30, 1999. The Company anticipates funding its pending $180 million acquisition of The Pantagraph, as well as future newspaper acquisitions, with a portion of the available cash and marketable securities as potential investment opportunities are identified.

    As of September 30, 1999, commitments for capital expenditures were approximately $5.8 million, relating to normal capital equipment replacements (including Year 2000 projects in-process). Capital expenditures to be made by the Company in fiscal 1999 are estimated to be approximately $10 million. In addition, as of September 30, 1999, the Company had a capital contribution commitment of approximately $4.8 million related to a limited partnership investment.

    On July 16, 1999, the Company's Board of Directors approved the repurchase of up to $50 million of its common stock in the open market. In the third quarter of 1999, 160,000 shares were repurchased for approximately $7 million.

    At September 30, 1999, the Company had working capital of $610.1 million and a current ratio of 16.9 to 1. This compares to working capital of $124.7 million and a current ratio of 3.9 to 1 at December 31, 1998.

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

    In 1995, Pulitzer began reviewing and preparing its computer systems for the Year 2000. Generally, at Pulitzer's newspaper publishing locations, the following categories of computer systems were identified for assessment of Year 2000 compliance: pre-press systems, press systems, post-press systems, business systems, network systems, desktop PC systems, telecommunication systems and building systems. Significant sub-systems within these categories that were identified as non-compliant during the assessment phase represented aging hardware and software that would have required replacement in the near term irrespective of the Year 2000 issue. Consequently, Pulitzer and the Company adopted a Year 2000 strategy that will replace the Company's significant non-compliant systems with new compliant systems prior to December 31, 1999.

    Pulitzer and the Company's strategy for achieving Year 2000 compliance was developed using a five phase plan as follows: (1) educate and plan; (2) assess;
(3) replace and renovate; (4) validate/test; and (5) implement. The Company has completed the planning and assessment phases and is in the process of replacing, testing and implementing new compliant systems (with some systems already implemented). As of September 30, 1999, the Company has implemented substantially all of its Year 2000 system changes at the Star and the Post-Dispatch. The Company expects to have substantially all of the Year 2000 system changes implemented by November 15, 1999 at the PCN Group properties.

    The Company's current estimate of capital expenditures for new hardware and software to address Year 2000 issues, as well as to replace aging systems, is approximately $11.5 million. At September 30, 1999, approximately $730,000 of the total capital expenditure estimate remains to be spent through the projected implementation dates. These amounts do not include either the internal staff costs of the Company's information technology department or the cost of minor Year 2000 system modifications, both of which are recorded as expense in the period incurred. Year 2000 modification costs for minor system issues are not expected to be significant. The Year 2000 related capital expenditures have been considered in the Company's normal capital budgeting process and will be funded through operating cash flows.

    In addition to addressing internal system issues, the Company is communicating with its major suppliers (including but not limited to newsprint, ink, telecommunication services and utilities) and selected customers to obtain assurance of their preparedness for the Year 2000. In general, questionnaires are being used to identify potential Year 2000 issues at these third parties which may impact the Company's business operations and require a remedy. In a significant portion of the responses received to date, material third parties have indicated that they are aware of the Year 2000 issue and have developed and are currently implementing their respective plans to address Year 2000 issues. For the remainder of 1999, the Company, where appropriate, will follow-up and make more detailed inquiries of these material third parties as to the status of their respective Year 2000 plans.

    The Company believes that its plan for achieving Year 2000 compliance will be substantially implemented by November 15, 1999. However, as it is not possible to anticipate all future outcomes, especially where third parties are involved, the Company will continue to develop Year 2000 contingency plans for mission critical business and production systems for the remainder of 1999.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
         MARKET RISK
--------------------------------------------------------------------------------

         The primary raw material used in the Company's operations is newsprint, representing approximately 20 percent of operating expenses. For the full year of 1998, the Company consumed approximately 100,000 metric tons of newsprint at an average cost of approximately $577 per metric ton. Historically, newsprint has been subject to significant price fluctuations from year to year, unrelated in many cases to general economic conditions. In the last five years, the Company's average cost per ton of newsprint has varied from a low of $452 per metric ton in 1994 to a high of $675 per metric ton in 1995. For the first nine months of 1999, the Company's average cost of newsprint was approximately $530 per metric ton. The Company attempts to obtain the best price available by combining newsprint purchases for its different newspaper locations but does not enter into derivative contracts in an attempt to reduce the impact of year to year price fluctuations on its consolidated newsprint expense.

         As a result of the Transactions, the Company has no outstanding debt and a combined balance of cash and marketable securities of approximately $574 million as of September 30, 1999. Over time, the Company anticipates funding potential newspaper acquisitions, including its pending $180 million acquisition of The Pantagraph, with a portion of the cash and marketable securities. In the interim, the Company's investments in marketable securities primarily include a mixture of short to mid-term government and corporate debt obligations. These investments expose the Company to market risks that have caused and may in the future cause the value of such investments to be lower than the original cost of such investments at the time of purchase.

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

                                                    PULITZER INC.
                                                     (Registrant)

Date:  November 10, 1999                      /s/ Ronald H. Ridgway
                                      ------------------------------------------
                                                 (Ronald H. Ridgway)
                                       Director; Senior Vice-President-Finance
                                           (on behalf of the Registrant and
                                             as principal financial officer)

                                  EXHIBIT INDEX


    EXHIBIT NUMBER                                    TITLE OR DESCRIPTION


         27-1                                       Financial Data Schedule

         27-2                                   Restated Financial Data Schedule