Form 10-K
period 1999-12-26
PULITZER INC
filed 2000-03-24
CIK 1068848

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                           -------------------------

                                   FORM 10-K
                           -------------------------

   (MARK ONE)
      [X]            ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                               SECURITIES EXCHANGE ACT OF 1934
                        FOR THE FISCAL YEAR ENDED DECEMBER 26, 1999 OR
      [ ]          TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                               SECURITIES EXCHANGE ACT OF 1934
             FOR THE TRANSITION PERIOD FROM -------- TO --------
                        COMMISSION FILE NUMBER 1-9329

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.
                             Yes  F No ____

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     The aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $288,988,925 as of the close of business on March 20, 2000.

     The number of shares of Common Stock, $.01 par value, outstanding as of March 20, 2000 was 8,005,931.

                      DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the registrant's definitive Proxy Statement to be used in connection with its Annual Meeting of Stockholders to be held on May 17, 2000 are incorporated by reference into Part III of this Annual Report.

The registrant's fiscal year ends on the last Sunday of December of each calendar year. For ease of presentation, the registrant has used December 31 as the fiscal year-end in this Annual Report. Except as otherwise stated, the information in this Annual Report on Form 10-K is as of December 31, 1999.
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

ITEM 1. BUSINESS

INTRODUCTION

     Pulitzer Inc. (the "Company") was capitalized on March 18, 1999 with approximately $550 million in cash and all the other assets of Pulitzer Publishing Company ("Old Pulitzer") (other than broadcasting assets) as a result of the Spin-off (as defined below) and is operating the newspaper publishing and related "new media" businesses formerly operated by Old Pulitzer. The Company was organized as a corporation in 1998 and, prior to the Spin-off, was a wholly-owned subsidiary of Old Pulitzer. Prior to the Transactions (as defined below), Old Pulitzer was engaged in newspaper publishing and television and radio broadcasting.

     Pursuant to an Amended and Restated Agreement and Plan of Merger, dated as of May 25, 1998 (the "Merger Agreement"), by and among Old Pulitzer, the Company and Hearst-Argyle Television, Inc. ("Hearst-Argyle"), on March 18, 1999 Hearst-Argyle acquired, through the merger (the "Merger") of Old Pulitzer with and into Hearst-Argyle, Old Pulitzer's television and radio broadcasting operations (collectively, the "Broadcasting Business") in exchange for the issuance to Old Pulitzer's stockholders of 37,096,774 shares of Hearst-Argyle's Series A common stock. Old Pulitzer's Broadcasting Business consisted of nine network-affiliated television stations and five radio stations owned and operated by Pulitzer Broadcasting Company and its wholly-owned subsidiaries. Prior to the Merger, Old Pulitzer's newspaper publishing and related new media businesses were contributed to the Company in a tax-free "spin-off" to Old Pulitzer stockholders (the "Spin-off"). The Merger and Spin-off are collectively referred to as the "Transactions."

     Old Pulitzer's historical basis in its newspaper publishing and related new media assets and liabilities has been carried over to the Company. The Transactions represent a reverse-spin transaction and, accordingly, the Company's results of operations for periods prior to the consummation of the Transactions are identical to the historical results previously reported by Old Pulitzer. The results of the Broadcasting Business owned by Old Pulitzer prior to the Merger are reported as discontinued operations in the financial statements included in Item 8 of this Annual Report on Form 10-K.

RECENT EVENTS

     On January 11, 2000, the Company acquired in an asset purchase The Pantagraph, a daily and Sunday newspaper that serves the central Illinois cities of Bloomington and Normal, and a group of seven community newspapers known as the Illinois Valley Press, from The Chronicle Publishing Company of San Francisco ("Chronicle") for an aggregate of $180 million. The purchase price excludes acquisition costs and working capital, which will be settled with Chronicle through a separate working capital adjustment. The Company funded this acquisition with the proceeds from the sale of a portion of its investments in marketable securities.

GENERAL

     The Company is engaged in newspaper publishing and related "new media" businesses. Its newspaper operations consist of two major metropolitan dailies: the St. Louis Post-Dispatch (the "Post-Dispatch"), the only major daily newspaper serving the St. Louis metropolitan area; and The Arizona Daily Star(the "Star"), serving the Tucson metropolitan area. Each of these publications also operates electronic news, information and communication web sites on the Internet. In addition, the Company's Pulitzer Community Newspaper group (the "PCN Group") includes 12 dailies which serve markets in the Midwest, Southwest and West, as well as a number of weekly and bi-weekly publications.

     The Company is the successor to the company founded by the first Joseph Pulitzer in 1878 to publish the original St. Louis Post-Dispatch. The Company and its predecessor have operated continuously since 1878 under the direction of the Pulitzer family. Michael E. Pulitzer, a grandson of the founder, currently serves as Chairman of the Board of the Company.

     The following table sets forth certain historical financial information regarding the Company's operations for the periods and at the dates indicated.

                                                              YEARS ENDED DECEMBER 31,
                                              --------------------------------------------------------
                                                1999        1998        1997      1996(3)       1995
                                              --------    --------    --------    --------    --------
                                                                   (IN THOUSANDS)
Operating revenues -- net.................    $391,383    $372,924    $357,969    $309,096    $269,388
                                              ========    ========    ========    ========    ========
Operating income (loss):
  Operating locations.....................    $ 77,472    $ 69,456    $ 66,994    $ 46,549    $ 37,895
  Stock option cash-out and bonuses(1)....     (26,685)
  St. Louis Agency adjustment.............     (25,029)    (20,729)    (19,450)    (13,972)    (12,502)
  General corporate expense...............      (6,662)     (5,806)     (6,007)     (5,532)     (4,666)
                                              --------    --------    --------    --------    --------
     Total................................    $ 19,096    $ 42,921    $ 41,537    $ 27,045    $ 20,727
                                              ========    ========    ========    ========    ========
Depreciation and amortization.............    $ 17,091    $ 14,054    $ 13,007    $  8,660    $  4,307
                                              ========    ========    ========    ========    ========
Operating margins(2)......................        19.8%       18.6%       18.7%       15.1%       14.1%
Assets....................................    $978,287    $546,393    $464,311    $398,416    $333,641
                                              ========    ========    ========    ========    ========

---------------
(1) In 1999, the Company recorded expense of $26.7 million representing the cost of stock option cash-outs and bonuses paid to publishing employees in connection with the Transactions.

(2) Operating margins represent operating income compared to operating revenues. Operating income used in margin calculations excludes the St. Louis Agency adjustment (see "-- Publishing -- Agency Agreements."), stock option cash-out and bonuses and general corporate expense (which are recorded as operating expenses for financial reporting purposes).

(3) In 1996, the amounts included a partial year of operations for Scripps League Newspapers, Inc. (subsequently renamed Pulitzer Community Newspapers, Inc.) following its acquisition on July 1, 1996.

OPERATING STRATEGY

     The Company's long-term operating strategy is to maximize each property's growth and profitability through maintenance of editorial excellence, leadership in locally-responsive news, and prudent control of costs. Management believes that editorial excellence and leadership in locally-responsive news will, over the long-term, allow the Company to maximize its market share in each of its respective markets. In addition, providing a portfolio of products designed to serve each property's broader market area as well as niche audiences, and including both print and new media delivery, is considered a key to maintaining and strengthening the Company's local market franchises. Experienced local managers implement the Company's strategy in each market, with centralized management providing oversight and guidance in all areas of planning and operations.

     The Company complements its internal growth strategies with a disciplined and opportunistic acquisition strategy that is focused on acquiring publishing properties that the Company believes are a good fit with its operating strategy, possess attractive growth potential, generate strong cash flows and will offer an attractive return on investment. Management believes that the Company's reputation, financial position, cash flow and conservative capital structure, among other factors, will assist the Company in pursuing acquisitions.

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

PUBLISHING

     The Company intends to continue the tradition of reporting and editorial excellence that has resulted in the receipt of 17 Pulitzer Prizes* over the years.

     The Company publishes two major metropolitan daily newspapers, the Post-Dispatch and the Star. Both daily newspapers have weekly total market coverage sections that provide advertisers with market saturation, and both offer alternative delivery systems that provide advertisers with either targeted or total market coverage.

     The PCN Group's 12 daily newspapers have a combined average daily circulation of approximately 200,000. In addition, the PCN Group also publishes more than 20 weekly newspapers associated with its dailies. The markets served by these newspapers and their locations provide the Company with further diversification and participation in several high growth areas of the western United States. A strong focus on local reporting and editorial excellence is also considered a key to long-term success in these markets.

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

                                                              YEARS ENDED DECEMBER 31,
                                              --------------------------------------------------------
                                                1999        1998        1997      1996(1)       1995
                                              --------    --------    --------    --------    --------
                                                                   (IN THOUSANDS)
Advertising:
  Retail..................................    $111,050    $111,028    $107,916    $ 91,373    $ 78,362
  General.................................      17,371      12,380      10,466      10,123       7,645
  Classified..............................     129,443     117,313     109,435      90,443      75,925
                                              --------    --------    --------    --------    --------
       Total..............................     257,864     240,721     227,817     191,939     161,932
Circulation...............................      85,965      88,075      87,611      81,434      76,349
Other.....................................      47,554      44,128      42,541      35,723      31,107
                                              --------    --------    --------    --------    --------
       Total..............................    $391,383    $372,924    $357,969    $309,096    $269,388
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

     Over the past several years, the Company has taken a number of steps designed to strengthen the market position of the Post-Dispatch. In 1997, the Post-Dispatch completed an extensive redesign intended to make the newspaper more accessible and relevant to readers, and the Company is continuing to make investments to enhance its news coverage capabilities and strengthen its circulation and advertising operations. During 1998 and 1999, the Post-Dispatch increased its local news coverage of suburban communities in the St. Louis area by expanding to eight zone editions. These local news and advertising zone sections, targeted at specific geographic areas, are included in the Post-Dispatch twice a week.

     The Post-Dispatch operates under an Agency Agreement, dated March 1, 1961, as amended (the "St. Louis Agency Agreement"), between the Company and The Herald Company, Inc. (the "Herald Company") pursuant to which the Company performs all activities relating to the day-to-day operations of the newspaper, but pursuant to which it must share one-half of the agency's operating income or one-half of the agency's operating loss with the Herald Company (the "St. Louis Agency"). The following table sets forth for the past five years certain circulation and advertising information for the Post-Dispatch and operating revenues for the St. Louis Agency, all of which are included in the Company's consolidated financial statements. See "-- Agency Agreements."

                                                        YEARS ENDED DECEMBER 31,
                                          ----------------------------------------------------
                                            1999       1998       1997       1996       1995
                                          --------   --------   --------   --------   --------
Post-Dispatch:
  Circulation(1):
     Daily (including Saturday)........    307,375    324,059    319,887    319,203    323,137
     Sunday............................    509,110    520,635    530,442    540,434    545,882
Advertising linage (in thousands of
  inches):
  Retail...............................        774        832        841        819        880
  General..............................        152        102         91        101         75
  Classified...........................      1,082      1,004      1,003      1,007      1,057
                                          --------   --------   --------   --------   --------
     Total.............................      2,008      1,938      1,935      1,927      2,012
  Part run(2)..........................        836        571        607        792        594
                                          --------   --------   --------   --------   --------
     Total inches......................      2,844      2,509      2,542      2,719      2,606
                                          ========   ========   ========   ========   ========
Operating revenues (in thousands):
  Advertising..........................   $167,395   $156,309   $147,770   $137,054   $130,175
  Circulation..........................     60,650     63,208     63,216     63,858     64,862
  Other(3).............................     24,357     23,423     23,269     21,530     22,871
                                          --------   --------   --------   --------   --------
     Total.............................   $252,402   $242,940   $234,255   $222,442   $217,908
                                          ========   ========   ========   ========   ========

---------------
(1) Amounts for 1999 based on internal records of the Company for the twelve-month period ended September 30. Amounts for prior years based on ABC Publisher's Statements for the twelve-month periods ended September 30.

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

     The Post-Dispatch is distributed primarily through independent home delivery carriers and single copy dealers. Home delivery accounted for approximately 75 percent of circulation for the daily Post-Dispatch and approximately 55 percent of circulation for the Sunday edition during 1999.

THE ARIZONA DAILY STAR

     Founded in 1877, the Star is published in Tucson, Arizona, by the Company's wholly-owned subsidiary, Star Publishing Company. The Star, a morning and Sunday newspaper, and the Tucson Citizen (the "Citizen"), an afternoon newspaper owned by Gannett Co., Inc. ("Gannett"), are southern Arizona's leading dailies. The Star and the Citizen are published through an agency operation (the "Tucson Agency") pursuant to an Agency Agreement, dated March 28, 1940, as amended and restated (the "Tucson Agency Agreement"), and have a combined weekday circulation of approximately 140,000. Tucson is currently the 69th largest metropolitan statistical area in the United States with a population of approximately 800,000.

     The Tucson Agency operates through TNI Partners Inc. ("TNI Partners"), an agency partnership which is owned half by the Company and half by Gannett. TNI Partners is responsible for all aspects of the business of the two newspapers other than editorial opinion and gathering and reporting news. Revenues and expenses are generally shared equally by the Star and the Citizen. Unlike the St. Louis Agency, the Company's consolidated financial statements include only its share of the combined operating revenues and operating expenses of the two newspapers. See "-- Agency Agreements."

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

                                                        YEARS ENDED DECEMBER 31,
                                          ----------------------------------------------------
                                            1999       1998       1997       1996       1995
                                          --------   --------   --------   --------   --------
Circulation(1):
  Star daily...........................     97,598     96,142     96,101     96,198     97,134
  Citizen daily........................     40,625     42,444     44,009     46,062     47,240
  Star Sunday..........................    173,082    174,173    175,659    178,820    180,170
Combined advertising linage (in
  thousands of inches):
  Full run (all zones)
     Retail............................      1,703      1,581      1,587      1,499      1,565
     General...........................         83         81         51         45         49
     Classified........................      2,068      1,852      1,713      1,684      1,682
                                          --------   --------   --------   --------   --------
       Total...........................      3,854      3,514      3,351      3,228      3,296
     Part run(2).......................        303        314        264        201        171
                                          --------   --------   --------   --------   --------
       Total inches....................      4,157      3,828      3,615      3,429      3,467
                                          ========   ========   ========   ========   ========
Operating revenues (in thousands):
  Advertising..........................   $ 37,828   $ 36,344   $ 34,302   $ 31,765   $ 31,332
  Circulation..........................     11,117     10,928     11,023     11,194     11,487
  Other(3).............................      8,268      7,909      7,712      7,139      6,703
                                          --------   --------   --------   --------   --------
       Total...........................   $ 57,213   $ 55,181   $ 53,037   $ 50,098   $ 49,522
                                          ========   ========   ========   ========   ========

---------------
(1) Amounts for 1999 are based on the internal records of the Company. Amounts for 1998, 1997 and 1996 are based on ABC Publisher's Statements for the 52 week period ended December 31. Amounts for 1995 are based on ABC Publisher's Statement for the 53 week period ended December 31.

(2) Part run inches represent advertisements that are published in selected copies (i.e., less than the full press run) of a daily edition of the newspaper to specifically target certain geographic locations. The advertisements typically appear in a special news and advertising section designed specifically for the targeted geographic locations.

(3) Primarily revenues from preprinted inserts.

     In 1999, the Star's daily edition accounted for approximately 71 percent of the combined daily circulation of the Tucson Agency publications. The Star's daily and Sunday editions accounted for approximately 59 percent of the agency's total full run advertising linage.

     The Star and the Citizen are printed at TNI Partners' modern, computerized facility equipped with two, eight-unit Metro offset presses. The writing, editing and composing functions have been computerized, increasing efficiency and reducing workforce requirements.

PULITZER COMMUNITY NEWSPAPERS, INC.

     On July 1, 1996, the Company acquired for approximately $216 million all the stock of Scripps League Newspapers, Inc. (subsequently renamed Pulitzer Community Newspapers, Inc.), a privately owned publisher of community newspapers serving markets in the Midwest, Southwest and West. The PCN Group acquired The Pantagraph on January 11, 2000 for approximately $180 million and now includes 12 daily newspapers which publish morning or afternoon editions during the week and, generally, morning editions on the weekend. Home delivery through independent contract carriers accounts for the significant portion of each newspaper's circulation.

     The 12 daily newspapers in the PCN Group, ranked in order of circulation based on ABC Publisher's Statements for the 52 week period ended September 30, 1999 (except where noted), are:

                                                                             CIRCULATION
                                                                           ----------------
                                                                           DAILY     SUNDAY
                                                                           ------    ------
The Pantagraph...........................    Bloomington, Illinois         49,148    53,336
The Daily Herald.........................    Provo, Utah                   29,357    31,652
Santa Maria Times........................    Santa Maria, California       19,490    20,679
The Napa Valley Register.................    Napa, California              18,598    19,050
The World................................    Coos Bay, Oregon              14,709    16,359
The Hanford Sentinel.....................    Hanford, California           13,453    13,347
The Arizona Daily Sun....................    Flagstaff, Arizona            12,508    14,135
Troy Daily News..........................    Troy, Ohio                    11,043    12,742
The Daily Chronicle......................    DeKalb, Illinois               9,847    10,950
The Daily Journal........................    Park Hills, Missouri           9,239     9,531
The Garden Island........................    Lihue, Hawaii                  8,312     9,138
The Daily News...........................    Rhinelander, Wisconsin(1)      4,547     5,248

---------------
(1) Amounts are based on the internal records of the Company.

     In addition, the PCN Group operates weekly newspapers in Petaluma, California and Farmington and Fredericktown, Missouri and three weekly newspaper groups in conjunction with its properties in Bloomington, Illinois and Hanford and Santa Maria, California.

     The markets served by the PCN Group are attractive because they generally have desirable demographic characteristics and above-average growth rates. Collectively, the PCN Group's markets exceed U.S. averages in such key measures as annual household growth rate, median household income and median years of school completed. In addition, the median home value in these markets exceeds the U.S. median.

     Further, these markets, which often are not served by major metropolitan media, tend to be characterized by less media competition, which gives the Company an opportunity to sustain and expand market shares. The following table sets forth for the past four years the operating revenues of the PCN Group.

                                                                    YEARS ENDED DECEMBER 31,
                                                            ----------------------------------------
                                                             1999       1998       1997      1996(1)
                                                            -------    -------    -------    -------
                                                                         (IN THOUSANDS)
Operating revenues:
  Advertising...........................................    $52,641    $48,068    $45,745    $23,120
  Circulation...........................................     14,198     13,939     13,372      6,382
  Other(2)..............................................     12,880     11,060     10,553      5,353
                                                            -------    -------    -------    -------
Total...................................................    $79,719    $73,067    $69,670    $34,855
                                                            =======    =======    =======    =======

---------------
(1) Amounts include revenues for the six month period from July 1, 1996 to December 31, 1996, subsequent to the Company's acquisition of the PCN Group on July 1, 1996.

(2) Primarily revenues from preprinted inserts.

     The Company has recently made a significant investment in new computer systems which handle typesetting, editing and web publishing, as well as financial and statistical reporting, for its PCN Group properties. The standardized systems permit centralized maintenance and support.

RELATED "NEW MEDIA" OPERATIONS

     The Company has developed "new media" operations that are designed to enhance, complement and add value to its traditional newspaper publishing businesses by providing consumer and advertiser services through electronic dissemination of information via the world wide web/Internet. The Company's objective in these operations is to build audience to generate revenues in support of its publishing franchises.

     At the center of the Company's Internet strategy are the websites developed in conjunction with the Company's newspaper properties. Each of the websites takes full advantage of the newspapers' extensive intelligence of the communities they serve, strong advertiser relationships and substantial marketing expertise to produce deep, relevant, locally focused online publications.

     The Company's strategy is most fully developed at Postnet.com (www.postnet.com) in St. Louis and Starnet (www.azstarnet.com) in Tucson. Both websites offer on-line versions of the daily newspapers and enhanced online advertiser services featuring the three major classified advertising categories -- automotive, real estate and help wanted. In addition, the websites also serve as city portals, providing community information and acting as a community center and marketplace, enabling businesses and individuals to build relationships with each other and the newspaper. As the Company's websites play these key community roles, the Company is creating revenue streams from advertising and from service and transaction fees.

     In February, 2000, Editor & Publisher, a trade magazine and research center for the newspaper industry, awarded Postnet.com with an EPpy award for having the best Arts & Entertainment section among 400 competing websites associated with newspapers. Listed below are two key statistics for both the Postnet and Starnet websites.

                                                                FOURTH QUARTER
                                                                --------------
                                                                1999     1998     % CHANGE
                                                                -----    -----    --------
                                                                (IN THOUSANDS)
Postnet.com (Launched 1/96):
  Average page views per day (1)............................    279.7    218.4     28.1%
  Average sessions per day (2)..............................     75.7     65.4     15.7%
Starnet.com (Launched 6/95):
  Average page views per day (1)............................      143      132      8.3%
  Average sessions per day (2)..............................       41       36     13.9%

---------------
(1) A "page view" occurs when a web server is asked to provide an HTML page to a website visitor.

(2) A "session" is a collection of "page views" seen by a particular visitor at one time.

ACQUISITION STRATEGY

     One of the Company's primary growth strategies has been a disciplined and opportunistic acquisition program. In evaluating acquisition opportunities, the Company requires that candidates must: (i) be in businesses related to the Company's core publishing competencies; (ii) have strong cash flows; (iii) possess good growth or economic characteristics and, where possible, offer a clustering opportunity with respect to present or future properties; (iv) provide an opportunity for its disciplined management approach to add value; and
(v) offer an attractive return on investment.

AGENCY AGREEMENTS

     Newspapers in approximately 12 cities operate under joint operating or agency agreements. Agency agreements generally provide for newspapers servicing the same market to share certain printing and other facilities and to pool certain revenues and expenses in order to decrease aggregate expenses and thereby allow the continuing operation of multiple newspapers serving the same market. The Newspaper Preservation Act of 1970 permits joint operating agreements between newspapers under certain circumstances without violation of the Federal antitrust laws.

     St. Louis Agency. An agency operation between the Company and the Herald Company is conducted under the provisions of the St. Louis Agency Agreement. For many years, the Post-Dispatch was the afternoon and Sunday newspaper serving St. Louis, and the St. Louis Globe-Democrat (the "Globe Democrat") was the morning paper and also published a weekend edition. Although separately owned, from 1961 through February 1984, the publication of both the Post-Dispatch and the Globe-Democrat was governed by the St. Louis Agency Agreement. From 1961 to 1979, the two newspapers controlled their own news, editorial, advertising, circulation, accounting and promotion departments and Old Pulitzer managed the production and printing of both newspapers. In 1979, Old Pulitzer assumed full responsibility for advertising, circulation, accounting and promotion for both newspapers. In February 1984, after a number of years of unfavorable financial results at the St. Louis Agency, the Globe-Democrat was sold by the Herald Company and the St. Louis Agency Agreement was revised to eliminate any continuing relationship between the two newspapers and to permit the repositioning of the daily Post-Dispatch as a morning newspaper.

     Following the renegotiation of the St. Louis Agency Agreement at the time of the sale of the Globe-Democrat, the Herald Company retained the contractual right to half the profits or losses (as defined) of the operations of the St. Louis Agency, which from February 1984 forward consisted solely of the publication of the Post-Dispatch. The St. Louis Agency Agreement generally provides for the Herald Company to share half the cost of, and to share in a portion of the proceeds from the sale of, capital assets used in the production of the Post-Dispatch. Under the St. Louis Agency Agreement, the Company supervises, manages and performs all activities relating to the day-to-day publication of the Post-Dispatch and is solely responsible for the news and editorial policies of the newspaper.

     The consolidated financial statements of the Company include all the operating revenues and expenses of the St. Louis Agency. An agency adjustment is provided as an operating expense which reflects that portion of the operating income of the St. Louis Agency allocated to the Herald Company. Under the St. Louis Agency Agreement, for fiscal 1999, 1998, 1997, 1996, and 1995, the Company paid the Herald Company $25,029,000, $20,729,000 $19,450,000, $13,972,000, and
$12,502,000, respectively, for the Herald Company's share of the operating income of the St. Louis Agency. As a result of this agency adjustment, the Company is, and during the term of the St. Louis Agency will continue to be, entitled to half the profits (as defined) from the operations of the St. Louis Agency.

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

COMPETITION

     The Company's publications compete for readership and advertising revenues in varying degrees with other metropolitan, suburban, neighborhood and national newspapers and other publications as well as with direct mail, television, radio, cable, Internet, online services and other new media technologies, yellow page directories, billboards and other news and advertising media. Competition for advertising is based upon circulation levels, readership demographics, price and advertiser results. Competition for circulation is generally based upon the content, journalistic quality and price of the publication. In St. Louis and its surrounding suburban communities, the Post-Dispatch's print competition for circulation and advertising revenues includes paid suburban daily newspapers, a chain of weekly community newspapers and shoppers, independently owned community newspapers and shoppers and direct mail advertisers. These community newspapers and shoppers and direct mail companies target selected geographic markets throughout the St. Louis metropolitan area.

     Due to the agency relationship existing in Tucson, the Star and the Citizen cannot be viewed as competitors for advertising or circulation revenues. The Star and the Citizen compete against other Tucson-area news and advertising media and against Phoenix-area and national newspapers and other publications.

EMPLOYEE RELATIONS

     The Post-Dispatch has contracts with substantially all of its production unions, with expiration dates ranging from February 2002 through February 2010. In addition, the Post-Dispatch has a multi-year contract with the St. Louis Newspaper Guild which expires in January 2003. All of the Post-Dispatch labor contracts contain no strike provisions.

     TNI Partners' contract with Tucson Graphic Communications Union Local No. 212, covering certain pressroom employees, expires on June 30, 2000. In each of the last several years, this contract has been renegotiated for a one-year term.

RAW MATERIALS

     The Company's newspaper operations are significantly impacted by the cost of newsprint which accounted for approximately 16 percent of the total 1999 operating expenses. During 1999, the Company used approximately 102,000 metric tons of newsprint in its production process at a total cost of approximately $52 million. Consumption at the Post-Dispatch represented approximately 71,600 metric tons of the Company's total newsprint usage in 1999. In the last five years, the Company's average cost per ton of newsprint has varied from a low of $510 per metric ton in 1999 to a high of $675 per metric ton in 1995. During the first quarter of 2000, the Company's average cost per metric ton for newsprint has been approximately $510. In addition, the Company has been informed by its suppliers of a plan to increase the price of newsprint by $50 per metric ton on April 1, 2000.

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

EMPLOYEES

     At December 31, 1999, the Company had approximately 2,300 full-time employees. In St. Louis, a majority of the approximately 1,200 full-time employees are represented by unions. The Company considers its relationship with its employees to be good.

ITEM 2. PROPERTIES

     The corporate headquarters of the Company is located at 900 North Tucker Boulevard, St. Louis, Missouri. The general character, location and approximate size of the principal physical properties used by the Company for its newspaper publishing and related new media businesses at December 31, 1999, are set forth below. Leases on the properties indicated as leased by the Company expire at various dates through June 2007.

     The Company believes that all of its owned and leased properties used in connection with its operating activities are in good condition, well maintained and adequate for its current and immediately foreseeable operating needs.

                                                                APPROXIMATE AREA IN
                                                                    SQUARE FEET
                                                                --------------------
GENERAL CHARACTER OF PROPERTY                                    OWNED       LEASED
-----------------------------                                   --------    --------
Printing plants, business and editorial offices, and
  warehouse space located in:
  St. Louis, Missouri(1)....................................    598,200     147,100
  St. Louis, Missouri.......................................                  3,200
  Tucson, Arizona(2)........................................    265,000      51,900
  Washington, D.C...........................................                  2,250
  Provo, Utah...............................................     26,400      11,000
  Santa Maria, California...................................     20,800       4,400
  Napa, California..........................................     21,000
  Coos Bay, Oregon..........................................     15,200
  Hanford, California.......................................     16,500       3,500
  Flagstaff, Arizona........................................     23,200
  Troy, Ohio................................................     36,600         100
  DeKalb, Illinois..........................................     15,900
  Park Hills, Missouri......................................      9,100
  Lihue, Hawaii.............................................      8,500      20,900
  Rhinelander, Wisconsin....................................      6,400
  Petaluma, California......................................      9,000
  Farmington, Missouri......................................     11,800
  Fredericktown, Missouri...................................      1,800

---------------
(1) Property is subject to the provisions of the St. Louis Agency Agreement.

(2) The 265,000 square foot facility in Tucson, Arizona is used in the production of the Star and the Citizen and is jointly owned with Gannett pursuant to the Tucson Agency.

ITEM 3. LEGAL PROCEEDINGS

     Subsequent to the acquisition of Scripps League Newspapers, Inc. ("Scripps League"), Barry H. Scripps commenced an action against Edward W. Scripps, Betty Knight Scripps and Pulitzer Community Newspapers, Inc. Barry H. Scripps is the child of Edward W. Scripps and Betty Knight Scripps. Barry Scripps, a former minority shareholder and executive employee of Scripps League, alleges that the defendant Betty Knight Scripps formed and implemented a wrongful scheme to transfer the ownership of Scripps League outside the Scripps family in violation of the Scripps League corporate mission by (i) inducing the defendant Edward W. Scripps to breach their life-long promises to Barry Scripps to retain the ownership of Scripps League Newspapers in the family and ultimately turn over its management and control to Barry Scripps; (ii) engineering an unlawful freeze-out of Barry Scripps as a minority shareholder from Scripps League and its subsidiaries; and (iii) tortiously causing Scripps League to breach its promise to Barry Scripps of permanent employment. The claims asserted are for breach of promise against Edward W. Scripps and Betty Knight Scripps, breach of employment contract against Pulitzer Community Newspapers, Inc. as successor to Scripps League, interference with contract against Betty Knight Scripps, breach of fiduciary duty against Betty Knight Scripps, and promissory estoppel against Edward W. and Betty Knight Scripps. Barry Scripps seeks (i) money damages, together with interest and counsel fees in the amount to be proven at trial against Edward and Betty Scripps; (ii) judgment rescinding each of the actions that Betty Knight Scripps caused to be taken that allegedly froze out Barry Scripps as a stockholder in Scripps League; and (iii) damages against Pulitzer Community Newspapers, Inc. for loss of income plus interest and counsel fees in an amount to be proven at trial for breach of the purported employment agreement. Edward W. Scripps and Betty Knight Scripps, jointly and severally, agreed to indemnify the Company and its affiliates, officers, directors, stockholders, employees, agents, successors and assigns at all times after the closing for any and all losses arising from Barry Scripps' claims. On March 26, 1998, the Court issued an order granting defendants' motion for summary judgment and dismissed all of Barry Scripps' charges and claims against all defendants, and on April 29, 1998, a final judgment was entered with respect to that order. Barry Scripps filed a notice of appeal on May 21, 1998, and Barry Scripps' brief in connection with that appeal was filed with the Appeals Court of the Commonwealth of Massachusetts on March 18, 1999.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     Not Applicable.

                                    PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED
        STOCKHOLDER MATTERS

     Prior to the Spin-off, the Company's common stock and Class B common stock did not trade in a public market. Old Pulitzer's common stock was listed and traded on the New York Stock Exchange, Inc. (the "NYSE") under the symbol "PTZ". The separate existence of Old Pulitzer ceased on March 18, 1999 after the completion of the Transactions. The shares of the Company's common stock are listed on the NYSE and, as of March 19, 1999, trade under the symbol "PTZ". The shares of the Company's Class B common stock do not trade in a public market.

     At March 20, 2000, there were approximately 441 record holders of the Company's common stock and 31 record holders of its Class B common stock.

     The following table sets forth the range of high and low sales prices for Pulitzer Inc. and Old Pulitzer common stock and dividends paid for each quarterly period in the past two years:

                                                                HIGH(2)    LOW(2)    DIVIDEND(1)
                                                                -------    ------    -----------
1999
First Quarter (12/28/98 -- 3/18/99).........................    $88.88     $77.50       $0.00
First Quarter (3/19/99 -- 3/28/99)..........................     43.38      41.44        0.00
Second Quarter..............................................     45.44      39.88        0.15
Third Quarter...............................................     48.56      42.88        0.15
Fourth Quarter..............................................     46.50      36.25        0.15

                                                                HIGH(2)    LOW(2)    DIVIDEND(1)
                                                                -------    ------    -----------
1998
First Quarter...............................................    $87.44     $57.44       $0.15
Second Quarter..............................................     92.13      77.75        0.15
Third Quarter...............................................     89.63      74.38        0.15
Fourth Quarter..............................................     85.69      64.38        0.30

---------------
(1) In 1999, the Company declared and paid cash dividends of $0.45 per share of common stock and Class B common stock. In 1998, Old Pulitzer declared cash dividends of $0.75 per share of common stock and Class B common stock, including a cash dividend of $0.15 per share of common stock and Class B common stock which was declared in December 1998 and paid to stockholders in January 1999. The dividend declared in December 1998 represented the acceleration of Old Pulitzer's dividend historically declared in the first quarter of each fiscal year. As a result, the Company did not declare a quarterly dividend in the first quarter of 1999.

(2) Share prices for all of 1998 and for the first quarter of 1999 through 3/18/99 relate to the common stock of Old Pulitzer before the Spin-off. Share prices for 1999 subsequent to 3/18/99 relate to the common stock of the Company.

     On January 5, 2000, the Board of Directors of the Company announced a 6.7 percent increase in the dividend on its common stock and Class B common stock to $0.16 per share from $0.15 per share. The cash dividend was paid on February 1, 2000. On March 9, 2000, the Board of Directors of the Company declared a dividend of $0.16 payable on May 1, 2000. Future dividends will depend upon, among other things, the Company's earnings, financial condition, cash flows, capital requirements and other relevant considerations, including the limitations under any credit agreement or other agreement to which the Company may become a party in the future.

ITEM 6. SELECTED FINANCIAL DATA

                                                        YEARS ENDED DECEMBER 31,
                                          ----------------------------------------------------
                                            1999       1998       1997       1996       1995
                                          --------   --------   --------   --------   --------
                                                (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
OPERATING RESULTS
Operating Revenues -- net..............   $391,383   $372,924   $357,969   $309,096   $269,388
                                          --------   --------   --------   --------   --------
Operating Expenses:
  Operations...........................    148,578    150,266    145,730    139,259    125,811
  Selling, general and
     administrative....................    148,242    139,148    132,238    114,628    101,375
  General corporate expense............      6,662      5,806      6,007      5,532      4,666
  Stock option cash-outs and bonuses...     26,685
  St. Louis Agency adjustment..........     25,029     20,729     19,450     13,972     12,502
  Depreciation and amortization........     17,091     14,054     13,007      8,660      4,307
                                          --------   --------   --------   --------   --------
     Total operating expenses..........    372,287    330,003    316,432    282,051    248,661
                                          --------   --------   --------   --------   --------
Operating income.......................     19,096     42,921     41,537     27,045     20,727
Interest income........................     25,377      4,967      4,391      4,509      5,196
Net gain (loss) on marketable
  securities and investments...........       (111)     1,322        260
Net other expense......................     (2,697)    (2,139)    (1,202)    (5,870)    (2,319)
                                          --------   --------   --------   --------   --------
Income from continuing operations
  before provision for income taxes....     41,665     47,071     44,986     25,684     23,604
Provision for income taxes.............     18,708     20,055     19,227     10,892      9,149
                                          --------   --------   --------   --------   --------
Income from continuing operations......     22,957     27,016     25,759     14,792     14,455
Discontinued operations, net of tax....    (21,449)    49,268     40,269     42,708     34,867
                                          --------   --------   --------   --------   --------
NET INCOME.............................   $  1,508   $ 76,284   $ 66,028   $ 57,500   $ 49,322
                                          ========   ========   ========   ========   ========
Basic Earnings Per Share of Stock:
  Income from continuing operations....   $   1.02   $   1.21   $   1.17   $   0.67   $   0.66
  Discontinued operations..............      (0.95)      2.20       1.82       1.95       1.60
                                          --------   --------   --------   --------   --------
  Basic earnings per share.............   $   0.07   $   3.41   $   2.99   $   2.62   $   2.26
                                          ========   ========   ========   ========   ========
  Weighted average number of shares
     outstanding.......................     22,578     22,381     22,110     21,926     21,800
                                          ========   ========   ========   ========   ========
Diluted Earnings Per Share of Stock:
  Income from continuing operations....   $   1.02   $   1.19   $   1.15   $   0.66   $   0.65
  Discontinued operations..............      (0.95)      2.16       1.79       1.92       1.58
                                          --------   --------   --------   --------   --------
  Diluted earnings per share...........   $   0.07   $   3.35   $   2.94   $   2.58   $   2.23
                                          ========   ========   ========   ========   ========
  Weighted average number of shares
     outstanding.......................     22,601     22,753     22,452     22,273     22,097
                                          ========   ========   ========   ========   ========
Dividends per share of common stock and
  Class B common stock.................   $   0.45   $   0.75   $   0.52   $   0.46   $   0.41
                                          ========   ========   ========   ========   ========
OTHER DATA
Cash and cash equivalents..............   $557,891   $110,171   $ 62,749   $ 73,052   $100,380
Working capital........................    595,530    124,675     75,830     78,927    112,990
Total assets...........................    978,287    546,393    464,311    398,416    333,641
Stockholders' equity...................    813,451    385,357    310,777    249,937    198,771

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

GENERAL

     The Company was organized as a corporation in 1998 and is engaged in newspaper publishing and related new media operations, operating the newspaper properties operated by Pulitzer Publishing Company ("Old Pulitzer") prior to the Spin-off (as defined below). Prior to the Spin-off, the Company was a wholly-owned subsidiary of Old Pulitzer.

     As of May 25, 1998, Old Pulitzer, the Company and Hearst-Argyle Television, Inc. ("Hearst-Argyle") entered into an Amended and Restated Agreement and Plan of Merger (the "Merger Agreement") pursuant to which Hearst-Argyle agreed to acquire Old Pulitzer's television and radio broadcasting operations (collectively, the "Broadcasting Business") in exchange for the issuance to Old Pulitzer's stockholders of 37,096,774 shares of Hearst-Argyle's Series A common stock. The Broadcasting Business consisted of nine network-affiliated television stations and five radio stations owned and operated by Pulitzer Broadcasting Company and its wholly-owned subsidiaries. On March 18, 1999, the Broadcasting Business was acquired by Hearst-Argyle through the merger (the "Merger") of Old Pulitzer into Hearst-Argyle. Prior to the Merger, Old Pulitzer's newspaper publishing and related new media businesses were contributed to the Company in a tax-free "spin-off" to Old Pulitzer stockholders (the "Spin-off"). The Merger and Spin-off are collectively referred to as the "Transactions."

     Old Pulitzer's historical basis in its newspaper publishing and related new media assets and liabilities have been carried over to the Company. The Transactions represent a reverse-spin transaction and, accordingly, the Company's results of operations for periods prior to the consummation of the Transactions are identical to the historical results of operations previously reported by Old Pulitzer. Results of the Company's newspaper publishing and related new media businesses are reported as continuing operations, and the results of the Broadcasting Business owned by Old Pulitzer prior to the Merger are reported as discontinued operations, in the financial statements included in
Item 8 of this Annual Report on Form 10-K.

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

RECENT EVENTS

     On January 11, 2000, the Company acquired in an asset purchase The Pantagraph, a daily and Sunday newspaper that serves the central Illinois cities of Bloomington and Normal, and a group of seven community newspapers known as the Illinois Valley Press, from The Chronicle Publishing Company of San Francisco ("Chronicle") for an aggregate of $180 million. The purchase price excludes acquisition costs and working

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS -- CONTINUED
capital, which will be settled with Chronicle through a separate working capital adjustment. The Company funded this acquisition with the proceeds from the sale of a portion of its investments in marketable securities.

1999 COMPARED WITH 1998

CONTINUING OPERATIONS -- PUBLISHING

     Operating revenues for the year ended December 31, 1999 increased 4.9 percent to $391.4 million from $372.9 million in 1998. The gain primarily reflected higher advertising revenues and the contribution from the Troy Daily News, acquired in October 1998. In addition to the acquisition of the Troy Daily News in 1998, the Company sold its daily newspapers in Hamilton, Montana and Haverhill, Massachusetts in May 1999 and June 1998, respectively. Excluding the results of properties acquired and sold from both 1999 and 1998, revenues for the full year of 1999 increased 4 percent.

     Newspaper advertising revenues increased $17.1 million, or 7.1 percent, in 1999. The current year increase included advertising revenue gains of 9.5 percent at the PCN Group, 7.1 percent at the Post-Dispatch and 4.1 percent at the Star. The gains primarily reflected growth in classified advertising, and higher national advertising revenue at the Post-Dispatch. At the PCN Group, volume increases at most locations, along with new advertising from the Troy Daily News, accounted for a significant portion of the higher advertising revenue. Similarly, at the Star, higher advertising revenue reflected an increase of approximately 9.7 percent in full run advertising volume (linage in inches). At the Post-Dispatch, rate increases in January 1999 and higher national, classified and part-run advertising volume accounted for the current year advertising revenue increase. Excluding the results of properties acquired and sold from both 1999 and 1998, advertising revenues for the full year of 1999 increased 6.5 percent.

     Circulation revenues decreased approximately $2.1 million, or 2.4 percent, in 1999. The lower circulation revenues primarily reflected declines in paid circulation at the Post-Dispatch which were partially offset by new circulation revenue from the Troy Daily News. The decline in circulation revenues at the Post-Dispatch was in part related to the significantly higher revenues in the third quarter of 1998 reflecting the positive impact on circulation related to Mark McGwire's pursuit of the home run record.

     Other publishing revenues, increased $3.4 million, or 7.8 percent, in 1999, resulting primarily from higher preprint revenue at the PCN Group and higher revenues from the Company's "new media" operations.

     Operating expenses (including selling, general and administrative expenses, general corporate expense and depreciation and amortization), excluding the St. Louis Agency adjustment, increased to $347.3 million in 1999 from $309.3 million in 1998, an increase of 12.3 percent. The significant increase resulted from $26.7 million of stock option cash-out and bonus payments to publishing employees in connection with the Merger. Excluding these Merger costs, operating expenses increased 3.7 percent to $320.6 million in 1999. The increase on a comparable basis reflected higher overall personnel costs of $9.8 million and higher depreciation and amortization of $3 million, due in part to the acquisition of the Troy Daily News in October 1998. These expense increases were partially offset by a decline in newsprint costs of $5.7 million, reflecting lower newsprint prices in the current year. Excluding the results of properties acquired and sold from both 1999 and 1998, as well as the St. Louis Agency adjustment and Merger costs, expenses for 1999 increased 2.5 percent.

     The Company reported operating income for fiscal 1999 of $19.1 million compared to operating income of $42.9 million in 1998. The decrease in the current year income resulted from the Merger costs of $26.7 million. Excluding these Merger costs, operating income would have increased 6.7 percent to $45.8 million. The increase on a comparable basis reflected the advertising revenue gains and lower newsprint expense in the current year.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS -- CONTINUED
     Interest income for 1999 increased to $25.4 million from $5 million in the prior year. The increase reflected the inflow of approximately $429 million of net cash in connection with the Spin-off and Merger on March 18, 1999 (See "Liquidity and Capital Resources").

     The Company incurred a net loss on marketable securities and investments of $111,000 in 1999 compared to a gain of $1.3 million in the prior year. The current year loss reflected net realized losses of approximately $2.2 million related to the sale of marketable debt securities partially offset by the favorable performance of two limited partnership investments that generated gains of approximately $2.1 million. The 1998 gain of $1.3 million primarily reflected the favorable performance of two limited partnership investments.

     Net other expense for 1999 was $2.7 million compared with $2.1 in the prior year. The 1999 expense included an approximate $1.1 million loss related to the sale of the Company's newspaper property in Hamilton, Montana on May 21, 1999 while the prior year included a loss of approximately $869,000 related to the sale of the Company's newspaper property in Haverhill, Massachusetts on June 1, 1998.

     The effective income tax rate for 1999 was 44.9 percent compared with a rate of 42.6 percent in the prior year. The higher rate in 1999 primarily reflected the impact of the Hamilton newspaper sale. The Company expects its effective tax rate for 2000 to be approximately 42 percent.

     The Company reported income from continuing operations of $23 million, or $1.02 per diluted share, for the year ended December 31, 1999, compared with $27 million, or $1.19 per diluted share, in the prior year. The decline in current year income resulted from the Merger costs of $26.7 million ($15.5 million after-tax). Excluding these Merger costs, income from continuing operations would have increased 42.3 percent to $38.4 million, or $1.70 per diluted share. The increase on a comparable basis reflected the advertising revenue gains, lower newsprint expense and higher interest income in the current year. Earnings per share for 1999 and 1998 reflect losses from the sales of the Hamilton (1999) and Haverhill (1998) newspaper properties of $0.09 and $0.02 per share, respectively.

     Fluctuations in the price of newsprint significantly impact the results of the Company's operations, where newsprint expense accounts for approximately 16 percent of total operating costs. The Company's average cost for newsprint for the year ended December 31, 1999 was approximately $514 per metric ton, compared to approximately $577 per metric ton in 1998. For the full year of 1999, the Company's newsprint cost and metric tons consumed, after giving effect to the St. Louis Agency adjustment, were approximately $34 million and 66,000 tons respectively. During the first quarter of 2000, the Company's average cost for newsprint has been approximately $510 per metric ton. In addition, the Company has been informed by its suppliers of a plan to increase the price of newsprint by $50 per metric ton on April 1, 2000.

DISCONTINUED OPERATIONS -- BROADCASTING

     For 1999, the Company reported a loss from discontinued operations of $21.4 million, or $0.95 per diluted share, compared to income of $49.3 million, or $2.16 per diluted share, in the prior year. The current year loss resulted from a combination of $25.3 million of one-time stock option cash-out and bonus payments to broadcasting employees in connection with the Merger and a loss on extinguishment of debt of approximately $18 million (approximately $17.2 million prepayment penalty and $750,000 write-off of deferred financing fees). In addition, only the broadcasting operations through March 18, 1999, the date of the Merger, were included in 1999, compared to a full year of normal broadcasting operations in the prior year.

1998 COMPARED WITH 1997

CONTINUING OPERATIONS -- PUBLISHING

     Operating revenues for the year ended December 31, 1998 increased 4.2 percent to $372.9 million from $358 million in 1997. The increase primarily reflected higher advertising revenues in 1998.

     Newspaper advertising revenues increased $12.9 million, or 5.7 percent, in 1998. The current year increase resulted from higher classified and national advertising revenue at both the Post-Dispatch and the

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS -- CONTINUED
Star along with higher retail advertising at the PCN Group. Full run advertising volume (linage in inches) increased 0.1 percent at the Post-Dispatch and 4.9 percent at the Starfor 1998. In the fourth quarter of 1997 and first quarter of 1998, varying rate increases were implemented at the Post-Dispatch, the Star and most of the PCN Group properties.

     Circulation revenues increased approximately $464,000, or 0.5 percent, in 1998. The increase reflected slight fluctuations in paid circulation and average rates at the Post-Dispatch, Star and PCN Group in 1998 compared to the prior year.

     Other publishing revenues, increased $1.6 million, or 3.7 percent, in 1998, resulting primarily from higher preprint revenue at the PCN Group and higher revenues from "new media" operations.

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

     The Company's net gain on marketable securities and investments was $1.3 million in 1998 compared to $260,000 in 1997 reflecting an increase in capital gains from limited partnership investments.

     Net other expense for 1998 was $2.1 million compared to $1.2 million in 1997. The 1998 increase reflected a one-time charge of approximately $869,000 related to the sale of the Haverhill Gazette on June 1, 1998.

     The effective income tax rate for 1998 was 42.6 percent, compared to 42.7 percent in the prior year.

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

     Broadcasting operating expenses (including selling, general and administrative expenses and depreciation and amortization) increased 0.4 percent to $145.4 million in 1998 from $144.8 million in 1997. The slight increase was attributable to higher overall personnel costs of $3.1 million and program rights expense of $236,000 which are partially offset by decreases in depreciation and amortization expense of $2.4 million and promotion expense of $558,000.

     Broadcasting operating income increased 14.8 percent to $94.4 million for the year ended December 31, 1998 from $82.2 million in the prior year. The increase in 1998 reflected the advertising revenue gains and a significant decline in depreciation and amortization expense which partially offset other expense increases.

     Interest expense declined $2.6 million in 1998 compared to 1997 due to lower average debt levels. Old Pulitzer's average debt level for 1998 decreased to $180.1 million from $220 million in 1997 while Old Pulitzer's average interest rate increased to 7.5 percent in 1998 from 7.3 percent in 1997. The lower average debt levels and higher average interest rates in 1998 reflected the payment of variable rate credit agreement

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS -- CONTINUED
borrowings during the last three quarters of 1997 and the scheduled repayment of $12.5 million of 6.76 percent fixed rate debt in the third quarter of 1998.

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

LIQUIDITY AND CAPITAL RESOURCES

     On March 17, 1999, Old Pulitzer borrowed $700 million from Chase Manhattan Bank pursuant to a short-term borrowing agreement (the "New Debt"). On March 18, 1999, Old Pulitzer used a portion of the proceeds from the New Debt to prepay its existing long-term debt of approximately $172.7 million and pay a related prepayment penalty of approximately $17.2 million. Old Pulitzer made additional payments related to the Transactions including $47.1 million for stock option cash-outs and bonuses (net of deferred compensation in the amount of $4.9 million), $31.8 million for professional fees related to the Transactions (excluding $4.2 million paid prior to March 18, 1999) and a $2.9 million working capital adjustment. The cash balance of the proceeds of the New Debt remained with the Company following the Spin-off while the New Debt was assumed by Hearst-Argyle at the time of the Merger. As a result, the Company has no outstanding debt and cash and marketable securities of approximately $558 million as of December 31, 1999. In January 2000, the Company acquired the assets of The Pantagraph in a $180 million purchase transaction. The Company funded the Pantagraph acquisition with the proceeds from the sale of investments in marketable securities.

     As of December 31, 1999, commitments for capital expenditures were approximately $4.3 million, relating to normal capital equipment replacements. Capital expenditures to be made by the Company in fiscal 2000 are estimated to be approximately $6.9 million. In addition, as of December 31, 1999, the Company had capital contribution commitments of approximately $2.1 million related to a limited partnership investment.

     On July 16, 1999, the Company's Board of Directors approved the repurchase of up to $50 million of its common stock in the open market. As of December 31, 1999, 527,300 shares had been repurchased for approximately $21.7 million.

     At December 31, 1999, the Company had working capital of $595.5 million and a current ratio of 16 to 1. This compares to working capital of $124.7 million and a current ratio of 3.9 to 1 at December 31, 1998.

     The Company generally expects to generate sufficient cash from operations to cover ordinary capital expenditures, working capital requirements and dividend payments.

Gross-Up Transaction

     In connection with the September 1986 purchase of Old Pulitzer Class B common stock from certain selling stockholders (the "1986 Selling Stockholders"), Old Pulitzer agreed, under certain circumstances, to make an additional payment to the 1986 Selling Stockholders in the event of a Gross-Up Transaction. A "Gross-Up Transaction" was defined to mean, among other transactions, (i) any merger, in any transaction or series of related transactions, of more than 85 percent of the voting securities or equity of Old Pulitzer pursuant to which holders of Old Pulitzer common stock receive securities other than Old Pulitzer common stock and (ii) any recapitalization, dividend or distribution, or series of related recapitalizations, dividends or distributions, in which holders of Old Pulitzer common stock receive securities (other than Old Pulitzer common stock) having a Fair Market Value (as defined herein) of not less than 33 1/3 percent of the Fair Market Value of the shares of Old Pulitzer common stock immediately prior to such transaction. The amount of the additional payment, if any, would equal (x) the product of (i) the amount by which the Transaction Proceeds (as defined herein) exceeds the Imputed Value (as defined herein) multiplied by (ii) the applicable

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS -- CONTINUED
percentage (i.e., 50 percent for the period from May 13, 1996 through May 12, 2001) multiplied by (iii) the number of shares of Old Pulitzer common stock issuable upon conversion of the shares of Old Pulitzer Class B common stock owned by the 1986 Selling Stockholders, adjusted for, among other things, stock dividends and stock splits; less (y) the sum of any additional payments previously received by the 1986 Selling Stockholders; provided, however, that in the event of any recapitalization, dividend or distribution, the amount by which the Transaction Proceeds exceeds the Imputed Value shall not exceed the amount paid or distributed pursuant to such recapitalization, dividend or distribution in respect of one share of Old Pulitzer common stock.

     The term "Transaction Proceeds" was defined to mean, in the case of a merger, the aggregate Fair Market Value (as defined herein) of the consideration received pursuant thereto by the holder of one share of Old Pulitzer common stock, and, in the case of a recapitalization, dividend or distribution, the aggregate Fair Market Value of the amounts paid or distributed in respect of one share of Old Pulitzer common stock plus the aggregate Fair Market Value of one share of Old Pulitzer common stock following such transaction. The "Imputed Value" for one share of Old Pulitzer common stock on a given date was defined to mean an amount equal to $28.82 compounded annually from May 12, 1986 to such given date at the rate of 15 percent per annum, the result of which is $154.19 at May 12, 1998. There was no specific provision for adjustment of the $28.82 amount, but if it were adjusted to reflect all stock dividends and stock splits of Old Pulitzer since September 30, 1986, it would have equaled $15.72, which if compounded annually from May 12, 1986 at the rate of 15 percent per annum would have equaled $84.11 at May 12, 1998.

     "Fair Market Value," in the case of any consideration other than cash received in a Gross-Up Transaction, was defined to mean the fair market value thereof as agreed to by a valuation firm selected by Old Pulitzer and a valuation firm selected by the 1986 Selling Stockholders, or, if the two valuation firms do not agree on the fair market value, the fair market value of such consideration as determined by a third valuation firm chosen by the two previously selected valuation firms. Any such agreement or determination shall be final and binding on the parties.

     As a result of the foregoing, the amount of additional payments, if any, that may be payable by the Company with respect to the Merger and the distribution of the Company's common stock and Class B common stock in the Spin-off (the "Distribution") cannot be determined at this time. However, if the Distribution were determined to be a Gross-Up Transaction and if the Fair Market Value of the Transaction Proceeds with respect to the Merger and the Distribution were determined to exceed the Imputed Value, then the additional payments to the 1986 Selling Stockholders would equal approximately $5.9 million for each $1.00 per share by which the Transaction Proceeds exceed the Imputed Value. Accordingly, depending on the ultimate resolution of the meaning and application of various provisions of the Gross-Up Transaction agreements, including the determination of Imputed Value and Fair Market Value of the Transaction Proceeds, in the opinion of the Company's management, the amount of an additional payment, if any, could be material to the consolidated financial statements of the Company. The additional payment, if any, to the 1986 Selling Stockholders would be recorded directly to additional paid-in capital as the payment of this contingent amount would be a direct cost of the disposal of Old Pulitzer's Broadcasting Business.

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

Merger Agreement Indemnification

     Pursuant to the Merger Agreement, the Company is obligated to indemnify Hearst-Argyle against losses related to: (i) on an after tax basis, certain tax liabilities, including (A) any transfer tax liability attributable to the Spin-off, (B) with certain exceptions, any tax liability of Old Pulitzer or any subsidiary of Old Pulitzer attributable to any tax period (or portion thereof) ending on or before the closing date of the Merger, including tax liabilities resulting from the Spin-off, and (C) any tax liability of the Company or any subsidiary

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS -- CONTINUED
of the Company; (ii) liabilities and obligations under any employee benefit plans not assumed by Hearst-Argyle; (iii) any liabilities for payments made pursuant to a Gross-Up Transaction; and (iv) certain other matters as set forth in the Merger Agreement.

Information Systems and the Year 2000

     The Year 2000 Issue refers to information systems that use two digits rather than four digits to define the applicable year and the resulting inability of such systems to accurately process certain date-based information after the year 1999. The Company adopted a Year 2000 strategy that replaced its significant non-compliant systems with new compliant systems prior to December 31, 1999. The Company completed the installation of these new systems on a timely basis and has not experienced any significant disruption of its business operations due to Year 2000 system failures.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The primary raw material used in the Company's operations is newsprint, representing approximately 16 percent of operating expenses. The Company consumed approximately 102,000 metric tons of newsprint during 1999 at an average cost of approximately $514 per metric ton. Historically, newsprint has been subject to significant price fluctuations from year to year, unrelated in many cases to general economic conditions. In the last five years, the Company's average cost per ton of newsprint has varied from a low of $514 per metric ton in 1999 to a high of $675 per metric ton in 1995. The Company attempts to obtain the best price available by combining newsprint purchases for its different newspaper locations but does not enter into derivative contracts in an attempt to reduce the impact of year to year price fluctuations on its consolidated newsprint expense.

     As of December 31, 1999, the Company had no outstanding debt and a combined balance of cash and marketable securities of approximately $558 million. Approximately $180 million of these funds was used to purchase The Pantagraph in January 2000. The Company anticipates funding other potential newspaper acquisitions with a portion of the available cash. In the interim, the Company's investments in marketable securities include a mixture of short to mid-term government, corporate and asset-backed debt obligations. These investments expose the Company to market risks that may cause the future value of these investments to be lower than the original cost of such investments at the time of purchase.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The following consolidated financial statements of Pulitzer Inc. and Subsidiaries are filed as part of this Annual Report on Form 10-K. Supplementary unaudited data with respect to the quarterly results of operations of the Company are set forth in the Notes to Consolidated Financial Statements.

PULITZER INC. AND SUBSIDIARIES

     Independent Auditors' Report

     Statements of Consolidated Income for each of the Three Years in the Period Ended December 31, 1999

     Statements of Consolidated Financial Position at December 31, 1999 and 1998

     Statements of Consolidated Stockholders' Equity for each of the Three Years in the Period Ended December 31, 1999

     Statements of Consolidated Cash Flows for each of the Three Years in the Period Ended December 31, 1999

     Notes to Consolidated Financial Statements for the Three Years in the Period Ended December 31, 1999

                          INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Stockholders of PULITZER INC.:

     We have audited the accompanying statements of consolidated financial position of Pulitzer Inc. and subsidiaries as of December 31, 1999 and 1998, and the related consolidated statements of income, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the companies at December 31, 1999 and 1998, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1999 in conformity with accounting principles generally accepted in the United States of America.

DELOITTE & TOUCHE LLP

Saint Louis, Missouri
February 4, 2000

                         PULITZER INC. AND SUBSIDIARIES

                       STATEMENTS OF CONSOLIDATED INCOME

                                                                     YEARS ENDED DECEMBER 31,
                                                             -----------------------------------------
                                                                1999           1998           1997
                                                             -----------    -----------    -----------
                                                             (IN THOUSANDS, EXCEPT EARNINGS PER SHARE)
OPERATING REVENUES -- NET:
  Advertising............................................     $257,864       $240,721       $227,817
  Circulation............................................       85,965         88,075         87,611
  Other..................................................       47,554         44,128         42,541
                                                              --------       --------       --------
     Total operating revenues............................      391,383        372,924        357,969
                                                              --------       --------       --------
OPERATING EXPENSES:
  Operations.............................................      148,578        150,266        145,730
  Selling, general and administrative....................      148,242        139,148        132,238
  General corporate expense..............................        6,662          5,806          6,007
  Stock option cash-out and bonuses (Note 13)............       26,685
  St. Louis Agency adjustment (Note 3)...................       25,029         20,729         19,450
  Depreciation and amortization..........................       17,091         14,054         13,007
                                                              --------       --------       --------
     Total operating expenses............................      372,287        330,003        316,432
                                                              --------       --------       --------
  Operating income.......................................       19,096         42,921         41,537
  Interest income........................................       25,377          4,967          4,391
  Net gain (loss) on marketable securities and
     investments.........................................         (111)         1,322            260
  Net other expense......................................       (2,697)        (2,139)        (1,202)
                                                              --------       --------       --------
INCOME FROM CONTINUING OPERATIONS BEFORE PROVISION FOR
  INCOME TAXES...........................................       41,665         47,071         44,986
PROVISION FOR INCOME TAXES (Note 11).....................       18,708         20,055         19,227
                                                              --------       --------       --------
INCOME FROM CONTINUING OPERATIONS........................       22,957         27,016         25,759
INCOME (LOSS) FROM DISCONTINUED OPERATIONS, NET OF TAX
  (Note 4)...............................................      (21,449)        49,268         40,269
                                                              --------       --------       --------
NET INCOME...............................................     $  1,508       $ 76,284       $ 66,028
                                                              ========       ========       ========
BASIC EARNINGS PER SHARE OF STOCK (Note 14):
  Income from continuing operations......................     $   1.02       $   1.21       $   1.17
  Income (loss) from discontinued operations.............        (0.95)          2.20           1.82
                                                              --------       --------       --------
  Earnings per share.....................................     $   0.07       $   3.41       $   2.99
                                                              ========       ========       ========
  Weighted average number of shares outstanding..........       22,578         22,381         22,110
                                                              ========       ========       ========
DILUTED EARNINGS PER SHARE OF STOCK (Note 14):
  Income from continuing operations......................     $   1.02       $   1.19       $   1.15
  Income (loss) from discontinued operations.............        (0.95)          2.16           1.79
                                                              --------       --------       --------
  Earnings per share.....................................     $   0.07       $   3.35       $   2.94
                                                              ========       ========       ========
  Weighted average number of shares outstanding..........       22,601         22,753         22,452
                                                              ========       ========       ========

          See accompanying notes to consolidated financial statements.

                         PULITZER INC. AND SUBSIDIARIES

                 STATEMENTS OF CONSOLIDATED FINANCIAL POSITION

                                                                    DECEMBER 31,
                                                                --------------------
                                                                  1999        1998
                                                                --------    --------
                                                                   (IN THOUSANDS)
ASSETS
CURRENT ASSETS:
  Cash and cash equivalents.................................    $106,177    $110,171
  Marketable securities (Note 6)............................     451,714
  Trade accounts receivable (less allowance for doubtful
     accounts of $2,362 and $1,722).........................      42,175      42,658
  Inventory.................................................       5,146       2,587
  Income taxes receivable...................................      18,279
  Prepaid expenses and other................................      11,729      12,564
                                                                --------    --------
     Total current assets...................................     635,220     167,980
                                                                --------    --------
PROPERTIES:
  Land......................................................       5,611       5,536
  Buildings.................................................      45,034      43,511
  Machinery and equipment...................................     107,796      98,848
  Construction in progress..................................       7,158       8,442
                                                                --------    --------
     Total..................................................     165,599     156,337
  Less accumulated depreciation.............................      81,995      72,186
                                                                --------    --------
     Properties -- net......................................      83,604      84,151
                                                                --------    --------
INTANGIBLE AND OTHER ASSETS:
  Intangible assets -- net of amortization (Note 7).........     185,492     197,154
  Receivable from The Herald Company (Notes 3 and 10).......      35,901      38,683
  Net assets of Broadcasting Business (Note 4)..............                  35,717
  Other.....................................................      38,070      22,708
                                                                --------    --------
     Total intangible and other assets......................     259,463     294,262
                                                                --------    --------
       TOTAL................................................    $978,287    $546,393
                                                                ========    ========

                                                                     (Continued)

                         PULITZER INC. AND SUBSIDIARIES

                 STATEMENTS OF CONSOLIDATED FINANCIAL POSITION

                                                                    DECEMBER 31,
                                                                ---------------------
                                                                  1999        1998
                                                                --------    ---------
                                                                   (IN THOUSANDS)
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
  Trade accounts payable....................................    $ 13,771    $  12,253
  Salaries, wages and commissions...........................      12,481       10,911
  Income taxes payable......................................                    2,832
  Pension obligations (Note 9)..............................         288          184
  Acquisition payable.......................................       9,707        9,707
  Other.....................................................       3,443        7,418
                                                                --------    ---------
     Total current liabilities..............................      39,690       43,305
                                                                --------    ---------
PENSION OBLIGATIONS (Note 9)................................      26,549       23,625
                                                                --------    ---------
POSTRETIREMENT AND POSTEMPLOYMENT BENEFIT OBLIGATIONS (Note
  10).......................................................      86,902       88,397
                                                                --------    ---------
OTHER LONG-TERM LIABILITIES.................................      11,695        5,709
                                                                --------    ---------
COMMITMENTS AND CONTINGENCIES (Note 15)
STOCKHOLDERS' EQUITY (Note 12):
  Preferred stock, $.01 par value; authorized -- 100,000,000 shares in 1999 and 25,000,000 in 1998; issued and
     outstanding -- none Common stock, $.01 par value;
     authorized -- 100,000,000 shares in 1999 and 50,000,000
     in 1998; issued -- 8,513,203 in 1999 and 7,242,974 in
     1998...................................................          85           72
  Class B common stock, convertible, $.01 par value;
     100,000,000 shares authorized; issued -- 14,131,814 in
     1999 and 27,019,880 in 1998............................         141          270
  Additional paid-in capital................................     425,451      151,574
  Retained earnings.........................................     413,676      422,329
  Accumulated other comprehensive loss......................      (4,196)        (915)
                                                                --------    ---------
     Total..................................................     835,157      573,330
Treasury stock -- at cost; 527,471 and 25,519 shares of
  common stock in 1999 and 1998, respectively, and
  11,700,850 shares of Class B common stock in 1998.........     (21,706)    (187,973)
                                                                --------    ---------
     Total stockholders' equity.............................     813,451      385,357
                                                                --------    ---------
       TOTAL................................................    $978,287    $ 546,393
                                                                ========    =========

                                                                     (Concluded)

          See accompanying notes to consolidated financial statements.

                         PULITZER INC. AND SUBSIDIARIES

                       STATEMENTS OF STOCKHOLDERS' EQUITY

                                                                                  ACCUMULATED
                                               CLASS B   ADDITIONAL                  OTHER                       TOTAL
                                      COMMON   COMMON     PAID-IN     RETAINED   COMPREHENSIVE   TREASURY    STOCKHOLDERS'
                                      STOCK     STOCK     CAPITAL     EARNINGS   INCOME (LOSS)     STOCK        EQUITY
                                      ------   -------   ----------   --------   -------------   ---------   -------------
                                                                         (IN THOUSANDS)
BALANCES AT JANUARY 1, 1997.........   $65      $272      $129,173    $308,283      $    --      $(187,856)    $249,937
  Issuance of common stock grants...                            70                                                   70
  Common stock options exercised....     2                   3,297                                                3,299
  Conversion of Class B common stock
    to common stock.................     1        (1)
  Common stock issued under Employee
    Stock Purchase Plan.............                           322                                                  322
  Tax benefit from stock options
    exercised.......................                         2,680                                                2,680
  Net income........................                                   66,028                                    66,028
  Cash dividends declared $0.52 per
    share of common and Class B
    common..........................                                  (11,483)                                  (11,483)
  Purchase of treasury stock........                                                                   (76)         (76)
                                       ---      ----      --------    --------      -------      ---------     --------
BALANCES AT DECEMBER 31, 1997.......    68       271       135,542    362,828                     (187,932)     310,777
  Issuance of common stock grants...                            68                                                   68
  Common stock options exercised....     3                   7,182                                                7,185
  Conversion of Class B common stock
    to common stock.................     1        (1)
  Common stock issued under Employee
    Stock Purchase Plan.............                         1,370                                                1,370
  Tax benefit from stock options
    exercised.......................                         7,412                                                7,412
  Comprehensive income (loss):
  Net income........................                                   76,284                                    76,284
  Other comprehensive income, net of
    tax-minimum pension liability
    adjustment......................                                                   (915)                       (915)
                                                                                                               --------
  Comprehensive income..............                                                                             75,369
                                                                                                               --------
  Cash dividends declared $0.75 per
    share of common and Class B
    common..........................                                  (16,783)                                  (16,783)
  Purchase of treasury stock........                                                                   (41)         (41)
                                       ---      ----      --------    --------      -------      ---------     --------
BALANCES AT DECEMBER 31, 1998.......    72       270       151,574    422,329          (915)      (187,973)     385,357
  Issuance of common stock grants...                           610                                                  610
  Common stock options exercised....     1                   2,280                                                2,281
  Conversion of Class B common stock
    to common stock.................    12       (12)
  Common stock issued under Employee
    Stock Purchase Plan.............                           191                                                  191
  Tax benefit from stock options
    exercised.......................                         2,318                                                2,318
  Comprehensive income (loss):
  Net income........................                                    1,508                                     1,508
  Other comprehensive income, net of
    tax-minimum pension liability
    adjustment......................                                                    894                         894
  Other comprehensive income, net of
    tax-unrealized loss on
    marketable securities...........                                                 (4,175)                     (4,175)
                                                                                                               --------
  Comprehensive (loss)..............                                                                             (1,773)
                                                                                                               --------
  Cash dividends declared $0.45 per
    share of common and Class B
    common..........................                                  (10,161)                                  (10,161)
  Purchase of treasury stock........                                                               (21,816)     (21,816)
  Cancellation of treasury stock....            (117)     (187,966)                                188,083
  Divestiture of Broadcasting
    Business, net of Transaction
    costs and Working Capital
    Adjustment......................                       456,444                                              456,444
                                       ---      ----      --------    --------      -------      ---------     --------
BALANCES AT DECEMBER 31, 1999.......   $85      $141      $425,451    $413,676      $(4,196)     $ (21,706)    $813,451
                                       ===      ====      ========    ========      =======      =========     ========

                                                                     (Continued)
          See accompanying notes to consolidated financial statements.

                         PULITZER INC. AND SUBSIDIARIES

                       STATEMENTS OF STOCKHOLDERS' EQUITY

                                                           COMMON STOCK       CLASS B COMMON STOCK
                                                        ------------------    ---------------------
                                                                  HELD IN                  HELD IN
                                                        ISSUED    TREASURY     ISSUED     TREASURY
                                                        ------    --------    --------    ---------
                                                                      (IN THOUSANDS)
SHARE ACTIVITY:
BALANCES AT JANUARY 1, 1997...........................  6,498        (23)      27,215      (11,701)
  Issuance of common stock grants.....................      1
  Common stock options exercised......................    202
  Conversion of Class B common stock to common
     stock............................................     90                     (90)
  Common stock issued under Employee Stock Purchase
     Plan.............................................      7
  Purchase of treasury stock..........................                (2)
                                                        -----       ----      -------      -------
BALANCES AT DECEMBER 31, 1997.........................  6,798        (25)      27,125      (11,701)
  Issuance of common stock grants.....................      1
  Common stock options exercised......................    318
  Conversion of Class B common stock to common
     stock............................................    105                    (105)
  Common stock issued under Employee Stock Purchase
     Plan.............................................     21
  Purchase of treasury stock..........................                (1)
                                                        -----       ----      -------      -------
BALANCES AT DECEMBER 31, 1998.........................  7,243        (26)      27,020      (11,701)
  Issuance of common stock grants.....................      8
  Common stock options exercised......................     97
  Conversion of Class B common stock to common
     stock............................................  1,187                  (1,187)
  Common stock issued under Employee Stock Purchase
     Plan.............................................      5
  Purchase of treasury stock..........................              (528)
  Cancellation of treasury stock......................    (27)        27      (11,701)      11,701
                                                        -----       ----      -------      -------
BALANCES AT DECEMBER 31, 1999.........................  8,513       (527)      14,132           --
                                                        =====       ====      =======      =======

                                                                     (Concluded)

          See accompanying notes to consolidated financial statements.

                         PULITZER INC. AND SUBSIDIARIES

                     STATEMENTS OF CONSOLIDATED CASH FLOWS

                                                                YEARS ENDED DECEMBER 31,
                                                            ---------------------------------
                                                              1999        1998        1997
                                                            ---------   ---------   ---------
CONTINUING OPERATIONS
CASH FLOWS FROM OPERATING ACTIVITIES:
  Income from continuing operations.......................  $  22,957   $  27,016   $  25,759
  Adjustments to reconcile net income to net cash provided
     by operating activities:
     Depreciation.........................................      9,785       7,959       7,175
     Amortization.........................................      7,306       6,095       5,832
     Deferred income taxes................................     (4,938)     (1,400)     (1,328)
     Loss on sale of assets...............................      3,279
     Changes in assets and liabilities (net of the effects
       of the purchase and sale of properties) which
       provided (used) cash:
       Trade accounts receivable..........................        483      (6,701)     (2,692)
       Inventory..........................................     (2,559)      2,743        (289)
       Other assets.......................................      9,059       4,642      (3,652)
       Trade accounts payable and other liabilities.......     11,810       2,217       3,120
       Income taxes receivable/payable....................    (21,111)       (238)      1,803
                                                            ---------   ---------   ---------
NET CASH PROVIDED BY OPERATING ACTIVITIES.................     36,071      42,333      35,728
                                                            ---------   ---------   ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures....................................    (10,920)    (15,269)    (15,215)
  Purchase of publishing properties, net of cash
     acquired.............................................                (23,055)
  Sale of publishing properties...........................      3,300       2,590
  Purchases of marketable securities......................   (907,636)
  Sales of marketable securities..........................    445,424
  Investment in joint ventures and limited partnerships...    (12,396)     (3,900)     (3,292)
  Decrease (increase) in notes receivable.................         79          (1)      4,979
                                                            ---------   ---------   ---------
NET CASH USED IN INVESTING ACTIVITIES.....................   (482,149)    (39,635)    (13,528)
                                                            ---------   ---------   ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Dividends paid..........................................    (13,535)    (13,409)    (11,483)
  Proceeds from exercise of stock options.................      2,281       7,185       3,299
  Proceeds from employee stock purchase plan..............        191       1,370         322
  Purchase of treasury stock..............................    (21,816)        (41)        (76)
                                                            ---------   ---------   ---------
NET CASH USED IN FINANCING ACTIVITIES.....................    (32,879)     (4,895)     (7,938)
                                                            ---------   ---------   ---------
CASH PROVIDED BY (USED IN) CONTINUING OPERATIONS..........  $(478,957)  $  (2,197)  $  14,262
                                                            ---------   ---------   ---------

                                                                                  (Continued)

                                                                YEARS ENDED DECEMBER 31,
                                                            ---------------------------------
                                                              1999        1998        1997
                                                            ---------   ---------   ---------
DISCONTINUED OPERATIONS
  Operating activities....................................  $ (21,206)  $  73,254   $  57,757
  Investing activities:
     Capital expenditures.................................     (1,488)     (9,930)    (12,976)
     Purchase of broadcasting assets......................                             (3,141)
     Sale (purchase) of investment in limited
       partnership........................................      5,000      (1,000)     (1,500)
  Financing activities:
     Proceeds from issuance of long-term debt.............    700,000
     Repayments of long-term debt.........................   (172,705)    (12,705)    (64,705)
     Payment of Spin-off and Merger Transaction costs.....    (31,763)
     Payment of working capital adjustment related to
       Merger.............................................     (2,875)
                                                            ---------   ---------   ---------
CASH PROVIDED BY (USED IN) DISCONTINUED OPERATIONS........    474,963      49,619     (24,565)
                                                            ---------   ---------   ---------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS......     (3,994)     47,422     (10,303)
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR............    110,171      62,749      73,052
                                                            ---------   ---------   ---------
CASH AND CASH EQUIVALENTS AT END OF YEAR..................  $ 106,177   $ 110,171   $  62,749
                                                            =========   =========   =========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Cash paid (received) during the year for:
     Interest paid........................................  $   8,429   $  13,789   $  17,469
     Interest received....................................    (19,816)     (4,898)     (4,574)
     Income taxes.........................................     35,550      46,653      45,110
     Income tax refunds...................................     (3,671)       (983)     (1,108)
SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND FINANCING
  ACTIVITIES:
  Divestiture of broadcasting business--decrease in Net
     Liabilities of Broadcasting Business and increase in
     Additional Paid-in Capital...........................    495,335
  Spin-off and Merger Transaction costs--decrease in Other
     Assets and decrease in Additional Paid-In Capital....      4,253
  Increase in Dividends Payable and decrease in Retained
     Earnings.............................................                  3,374
  Cancellation of treasury stock:
     Decrease in Treasury Stock and Class B Common
       Stock..............................................        117
     Decrease in Treasury Stock and Additional Paid-in
       Capital............................................    187,966

                                                                     (Concluded)

          See accompanying notes to consolidated financial statements.

                         PULITZER INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997

1. BASIS OF PRESENTATION

     On March 18, 1999, the spin-off of the newspaper publishing and new media businesses formerly operated by Pulitzer Publishing Company ("Old Pulitzer") was completed with Pulitzer Inc. (the "Company") commencing operations as an independent publicly traded publishing and new media company (the "Spin-off"). Following the Spin-off, Old Pulitzer with its remaining broadcasting business ("Broadcasting Business") was merged with and into Hearst-Argyle Television, Inc. ("Hearst-Argyle") in exchange for the issuance to Old Pulitzer's stockholders of 37,096,774 shares of Hearst-Argyle's Series A common stock (the "Merger"). The Merger and Spin-off are collectively referred to as the "Transactions."

     As a result of the Transactions, the Company is the continuing entity for financial reporting purposes. Old Pulitzer's historical basis in its newspaper publishing and related new media assets and liabilities has been carried over to the Company. The distribution of the net liabilities of the Broadcasting Business has been recorded as a capital contribution to the Company (see Notes 4 and 12). The Transactions represent a reverse-spin transaction and, accordingly, the Company's results of operations for periods prior to the consummation of the Transactions are identical to the historical results previously reported by Old Pulitzer. Results of the Company's newspaper publishing and related new media businesses are reported as continuing operations in the statements of consolidated operations. The results of the Broadcasting Business prior to the Merger are reported as discontinued operations (see Note 4). The defined term "Company" is used to refer to Pulitzer Publishing Company prior to the Transactions and Pulitzer Inc. subsequent to the Transactions.

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

     Marketable Securities -- Marketable securities consist of fixed income securities, including but not limited to debt securities issued by the U.S. government and related agencies, municipal securities, corporate securities and various asset-backed securities. Marketable securities are recorded at fair value with net unrealized gains and losses reported, net of tax, as a component of other comprehensive income. The basis of cost used in determining realized gains and losses is specific identification. The fair value of all securities is determined by quoted market prices. All of the Company's marketable securities represent "available-for-sale" securities as defined by the provisions of Statement of Financial Accounting Standards No. 115.

     Inventory Valuation -- Inventory, which consists primarily of newsprint, is stated at the lower of cost (determined primarily using the last-in, first-out method) or market. If the first-in, first-out cost method had been used, inventory would have been $27,000 and $365,000 higher than reported at December 31, 1999 and 1998, respectively. Ink and other miscellaneous supplies are expensed as purchased.

     Property and Depreciation -- Property is recorded at cost. Depreciation is computed using the straight-line method over the estimated useful lives of the individual assets. Buildings are depreciated over 20 to 50 years and all other property over lives ranging from 3 to 15 years.

     Intangible Assets -- Intangibles consisting of goodwill, FCC licenses and network affiliations acquired subsequent to the effective date of Accounting Principles Board Opinion No. 17 ("Opinion No. 17") are being amortized over lives of either 15 or 40 years while all other intangible assets are being amortized over lives

                         PULITZER INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
          YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997 -- (CONTINUED)

ranging from 4 to 23 years. In addition, the intangible asset relating to the Company's additional minimum pension liability under Statement of Financial Accounting Standards No. 87 is adjusted annually, as necessary, when a new determination of the amount of the additional minimum pension liability is made.

     Long-Lived Assets -- The Company considers the possible impairment of its properties and intangible assets whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Management periodically evaluates the recoverability of long-lived assets by reviewing the current and projected cash flows of each of its properties. If a permanent impairment is deemed to exist, any write-down would be charged to operations. For the periods presented, there has been no impairment.

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

     Stock-Based Compensation Plans -- The Company applies the provisions of Accounting Principles Board Opinion No. 25 ("APB 25"), Accounting for Stock Issued to Employees, and related interpretations to account for its employee stock option plans.

     Earnings Per Share of Stock -- Basic earnings per share of stock is computed using the weighted average number of common and Class B common shares outstanding during the applicable period. Diluted earnings per share of stock is computed using the weighted average number of common and Class B common shares outstanding and common stock equivalents. (see Note 14)

     Comprehensive Income -- A calculation of comprehensive income has been included in the statement of stockholders' equity, and an accumulated balance of other comprehensive income has been included in the equity section of the statement of consolidated financial position, in compliance with Statement of Financial Accounting Standards No. 130, Reporting Comprehensive Income.

     Segment Information -- During 1998, the Company adopted Statement of Financial Accounting Standards No. 131, Disclosures about Segments of an Enterprise and Related Information. Prior to the Transactions (see Note 1), the Company's operations included both a publishing and broadcasting segment. As a result of the Transactions, the broadcasting segment has been presented as a discontinued operation in the consolidated financial statements with detail segment disclosures included in Note 4. Segment disclosures

                         PULITZER INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
          YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997 -- (CONTINUED)

for the Company's remaining operating segment, publishing, are presented in the consolidated financial statements as continuing operations. See additional publishing segment disclosures included in Note 17.

     Derivative Instruments and Hedging Activities -- In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. ("SFAS") 133, Accounting for Derivative Instruments and Hedging Activities, which after being amended by SFAS 137, is effective for fiscal years beginning after June 15, 2000. SFAS 133 establishes accounting and reporting standards for derivative instruments including certain derivative instruments embedded in other contracts and hedging activities. The Company is currently in the process of assessing the effect of this statement.

     Use of Estimates -- The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of revenues and expenses during the reporting period. Actual results may differ from those estimates.

     Reclassifications -- Certain reclassifications have been made to the 1998 and 1997 consolidated financial statements to conform with the 1999 presentation.

3. AGENCY AGREEMENTS

     An agency operation between the Company and The Herald Company is conducted under the provisions of an Agency Agreement, dated March 1, 1961, as amended. For many years, the St. Louis Post-Dispatch (published by the Company) was the afternoon and Sunday newspaper serving St. Louis, and the Globe-Democrat (formerly published by The Herald Company) was the morning paper and also published a weekend edition. Although separately owned, from 1961 through February 1984, the publication of both the Post-Dispatch and the Globe-Democrat was governed by the St. Louis Agency Agreement. From 1961 to 1979, the two newspapers controlled their own news, editorial, advertising, circulation, accounting and promotion departments and Old Pulitzer managed the production and printing of both newspapers. In 1979, Old Pulitzer assumed full responsibility for advertising, circulation, accounting and promotion for both newspapers. In February 1984, after a number of years of unfavorable financial results at the St. Louis Agency, the Globe-Democrat was sold by The Herald Company and the St. Louis Agency Agreement was revised to eliminate any continuing relationship between the two newspapers and to permit the repositioning of the daily Post-Dispatch as a morning newspaper. Following the renegotiation of the St. Louis Agency Agreement at the time of the sale of the Globe-Democrat, The Herald Company retained the contractual right to receive one-half the profits (as defined), and the obligation to share one-half the losses (as defined), of the operations of the St. Louis Agency, which from February 1984 forward consisted solely of the publication of the Post-Dispatch. The St. Louis Agency Agreement also provides for The Herald Company to share one-half the cost of, and to share in a portion of the proceeds from the sale of, capital assets used in the production of the Post-Dispatch. Under the St. Louis Agency Agreement, the Company supervises, manages and performs all activities relating to the day-to-day publication of the Post-Dispatch and is solely responsible for the news and editorial policies of the newspaper. The consolidated financial statements of the Company include all the operating revenues and expenses of the St. Louis Agency relating to the Post-Dispatch.

     In Tucson, Arizona, a separate partnership, TNI Partners Inc. ("TNI"), acting as agent for the Star (a newspaper owned by the Company) and the Citizen (a newspaper owned by Gannett Co., Inc.), is responsible for printing, delivery, advertising, and circulation of the Star and the Citizen. TNI collects all of the receipts and income relating to the Star and the Citizen and pays all operating expenses incident to the partnership's operations and publication of the newspapers. Each newspaper is solely responsible for its own news and editorial content. Net income or net loss of TNI is generally allocated equally to the Star and the Citizen. The Company's consolidated financial statements include its share of TNI's revenues and expenses.

                         PULITZER INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
          YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997 -- (CONTINUED)

4. DISCONTINUED OPERATIONS

     Discontinued operations represent the Broadcasting Business owned by Old Pulitzer prior to the Merger, including the allocation of all long-term debt balances and related interest expense amounts of Old Pulitzer prior to the Merger.

     The net liability balance of the Broadcasting Business as of March 18, 1999, including the $700 million of New Debt (as defined in Note 8), was contributed to "Additional Paid-in Capital" of the Company at the time of the Merger (see Note 12). The net asset balance of the Broadcasting Business as of December 31, 1998 is classified in the statement of consolidated financial position as "Net Assets of Broadcasting Business". The asset and liability balances of the Broadcasting Business as of March 18, 1999 (immediately prior to the Merger) and as of December 31, 1998 are included below.

                                                                 MARCH 18, 1999     DECEMBER 31,
                                                                (PRIOR TO MERGER)       1998
                                                                -----------------   ------------
                                                                         (IN THOUSANDS)
ASSETS
Trade accounts receivable (less allowance for doubtful
  accounts of $558 and $597)................................        $  40,819         $ 47,244
Program rights..............................................            5,941            8,425
Other current assets........................................            4,812            1,115
                                                                    ---------         --------
  Total current assets......................................           51,572           56,784
                                                                    ---------         --------
Properties:
  Land......................................................           10,431           10,254
  Buildings.................................................           48,525           48,508
  Machinery and equipment...................................          140,826          138,351
  Construction in progress..................................              854            2,177
                                                                    ---------         --------
     Total..................................................          200,636          199,290
  Less accumulated depreciation.............................          117,792          115,776
                                                                    ---------         --------
     Properties -- net......................................           82,844           83,514
                                                                    ---------         --------
Intangible assets:
  FCC Licenses and network affiliations.....................          114,403          114,403
  Goodwill..................................................            6,960            6,960
  Other intangibles.........................................           42,491           42,491
                                                                    ---------         --------
     Total..................................................          163,854          163,854
  Less accumulated amortization.............................           70,745           69,037
                                                                    ---------         --------
     Intangible assets -- net...............................           93,109           94,817
                                                                    ---------         --------
Other assets................................................            2,019            8,348
                                                                    ---------         --------
     Total assets of Broadcasting Business..................          229,544          243,463
                                                                    ---------         --------

                         PULITZER INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
          YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997 -- (CONTINUED)

                                                                 MARCH 18, 1999     DECEMBER 31,
                                                                (PRIOR TO MERGER)       1998
                                                                -----------------   ------------
                                                                         (IN THOUSANDS)
LIABILITIES
Trade accounts payable and accrued expenses.................            7,848            9,255
Current portion of long-term debt (Note 8)..................                            12,705
Interest payable............................................                             5,301
Program contracts payable...................................            5,599            7,955
                                                                    ---------         --------
  Total current liabilities.................................           13,447           35,216
Long-term debt (Note 8).....................................          700,000          160,000
Pension obligations (Note 9)................................            3,035            6,951
Postretirement benefit obligations (Note 10)................            2,812            2,762
Other long term liabilities.................................            5,585            2,817
Commitments and contingencies (Note 15).....................
                                                                    ---------         --------
  Total liabilities of Broadcasting Business................          724,879          207,746
                                                                    ---------         --------
NET ASSETS (LIABILITIES) OF BROADCASTING BUSINESS...........        $(495,335)        $ 35,717
                                                                    =========         ========

     In connection with the Merger, the Company made a cash payment to Hearst-Argyle in the amount of $2,875,000, representing the difference between $41,000,000 and the working capital balance of the Broadcasting Business on the date of the Merger ("Working Capital Adjustment"). Based upon the March 18, 1999 asset and liability balances included above, the Broadcasting Business had a working capital balance of $38,125,000 at the time of the Merger.

                         PULITZER INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
          YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997 -- (CONTINUED)

     The net income/(loss) from operations of the Broadcasting Business, without allocation of any general corporate expense, is reflected in the statements of consolidated operations as "Income (Loss) from Discontinued Operations, Net of Tax" and is summarized as follows:

                                                          YEARS ENDED DECEMBER 31,
                                                       ------------------------------
                                                       1999(A)      1998       1997
                                                       --------   --------   --------
                                                               (IN THOUSANDS)
Operating revenues..................................   $ 45,622   $239,746   $227,016
                                                       --------   --------   --------
Operating expenses:
  Operations........................................     15,951     72,438     69,205
  Selling, general and administrative...............     11,616     51,898     52,184
  Stock option cash-outs and bonuses................     25,305
  Depreciation and amortization.....................      3,881     21,048     23,447
                                                       --------   --------   --------
     Total operating expenses.......................     56,753    145,384    144,836
                                                       --------   --------   --------
Operating income (loss).............................    (11,131)    94,362     82,180
Interest expense....................................      3,128     13,503     16,081
Loss on extinguishment of debt(b)...................     17,955
                                                       --------   --------   --------
Income (loss) before income taxes...................    (32,214)    80,859     66,099
Income tax provision (benefit)......................    (10,765)    31,591     25,830
                                                       --------   --------   --------
Net income (loss)...................................   $(21,449)  $ 49,268   $ 40,269
                                                       ========   ========   ========

---------------
(a) Broadcasting results for 1999 reflect operations only through March 18, 1999, the date of the Merger, and include approximately $25.3 million of stock option cash-outs and bonus payments to broadcasting employees in connection with the Merger on March 18, 1999. (see Note 13)

(b) On March 18, 1999, in connection with the Spin-off and Merger, Old Pulitzer prepaid its existing long-term debt and incurred a prepayment penalty of approximately $17.2 million. This prepayment penalty, along with the write-off of deferred financing fees of approximately $750,000, has been included in the results of discontinued operations for 1999. (see Note 8)

5. ACQUISITION OF PROPERTIES

     In January 2000, the Company acquired the assets of The Pantagraph, a daily and Sunday newspaper that serves the central Illinois cities of Bloomington and Normal, in a $180 million purchase transaction, excluding working capital. The Company funded the acquisition with the proceeds from the sale of a portion of its investments in marketable securities. (see Note 6)

     In October 1998, the Company acquired in a purchase transaction Troy Daily News, Inc., the publisher of a daily afternoon and Sunday morning newspaper located in Troy, Ohio, for approximately $20.7 million, including approximately $700,000 of working capital. The pro forma impact of the acquisition on the Company's results of operations was not material.

                         PULITZER INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
          YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997 -- (CONTINUED)

6. MARKETABLE SECURITIES

     Investments classified as available-for-sale securities at December 31, 1999 consisted of the following:

                                                                GROSS         GROSS
                                                 AMORTIZED    UNREALIZED    UNREALIZED      FAIR
                                                   COST         GAINS         LOSSES       VALUE
                                                 ---------    ----------    ----------    --------
                                                                   (IN THOUSANDS)
Debt securities issued by the U.S. government
  and agencies...............................    $314,027        $ 12        $(4,260)     $309,779
Municipal securities.........................      11,352                       (354)       10,998
Corporate securities.........................      69,646          62         (1,536)       68,172
Mortgage-backed securities...................      11,795                       (279)       11,516
Other debt securities........................      51,749          41           (541)       51,249
                                                 --------        ----        -------      --------
     Total investments.......................    $458,569        $115        $(6,970)     $451,714
                                                 ========        ====        =======      ========

     For the year ended December 31, 1999, proceeds from sales of marketable securities were $445,424,000 resulting in gross realized gains and losses of $850,000 and $3,041,000, respectively. In addition, a net unrealized loss of $4,175,000, after tax, is included in other comprehensive loss for the year ended December 31, 1999.

     The contractual maturity schedule of investments classified as available-for-sale securities at December 31, 1999 was as follows:

                                                                AMORTIZED      FAIR
                                                                  COST        VALUE
                                                                ---------    --------
                                                                   (IN THOUSANDS)
Due in one year or less.....................................    $161,440     $160,851
Due after one year through five years.......................     226,300      221,925
Due after five years through ten years......................      13,172       12,348
Due after ten years.........................................      45,862       45,074
Not due at a single maturity date...........................      11,795       11,516
                                                                --------     --------
     Total investments......................................    $458,569     $451,714
                                                                ========     ========

     Actual maturities may differ from contractual maturities because some borrowers have the right to call or prepay obligations without prepayment penalties.

     In January 2000, the Company sold $180,000,000 worth of its investments in marketable securities to fund the acquisition of The Pantagraph. (see Note 5)

                         PULITZER INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
          YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997 -- (CONTINUED)

7. INTANGIBLE ASSETS

     Intangible assets consist of the following:

                                                                    DECEMBER 31,
                                                                --------------------
                                                                  1999        1998
                                                                --------    --------
                                                                   (IN THOUSANDS)
Goodwill....................................................    $182,766    $186,051
Intangible pension asset (Note 9)...........................       1,096       2,006
Other.......................................................      24,314      24,995
                                                                --------    --------
     Total..................................................     208,176     213,052
Less accumulated amortization...............................      22,684      15,898
                                                                --------    --------
Total intangible assets -- net..............................    $185,492    $197,154
                                                                ========    ========

8. FINANCING ARRANGEMENTS

     On March 17, 1999, Old Pulitzer borrowed $700 million from Chase Manhattan Bank pursuant to a borrowing agreement (the "New Debt"). Prior to the Spin-off and Merger, on March 18, 1999, Old Pulitzer used a portion of the proceeds from the New Debt to prepay its existing long-term debt with The Prudential Insurance Company of America ("Prudential"), pay a related prepayment penalty to Prudential and pay certain transaction costs resulting from the Spin-off and Merger. The balance of the proceeds of the New Debt, together with existing cash balances, was contributed to the Company in the Spin-off, and the New Debt was assumed by Hearst-Argyle at the time of the Merger. Accordingly, all long-term debt balances and related interest expense are allocated to the Broadcasting Business and reported as discontinued operations in the consolidated financial statements. (see Note 4)

     As a result of the Transactions, the Company has no outstanding debt as of December 31, 1999.

     Long-term debt included in "Net Assets of Broadcasting Business" in the statements of consolidated financial position as of December 31, 1998 consisted of Prudential senior notes totaling $172,705.

9. PENSION PLANS

     The pension cost components for the Company's pension plans are as follows:

                                                                  YEARS ENDED DECEMBER 31,
                                                                -----------------------------
                                                                 1999       1998       1997
                                                                -------    -------    -------
                                                                       (IN THOUSANDS)
Service cost for benefits earned during the year............    $ 3,212    $ 4,439    $ 3,966
Interest cost on projected benefit obligation...............      7,598      8,864      8,470
Expected return on plan assets..............................     (8,715)    (9,891)    (8,670)
Amortization of prior service cost..........................        (18)       (23)       (23)
Amortization of transition obligation.......................        211        221        221
Amortization of gain........................................       (239)      (376)      (312)
                                                                -------    -------    -------
Net periodic pension cost...................................    $ 2,049    $ 3,234    $ 3,652
                                                                =======    =======    =======

     The Company's net periodic pension cost components disclosed above for 1998 and 1997 include amounts related to Broadcasting employees who participated in two of the Company's defined benefit pension plans prior to the Merger. No detailed information regarding the components of net periodic pension cost and

                         PULITZER INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
          YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997 -- (CONTINUED)

funded status of the plans, as it relates to Broadcasting, is available for 1998 and 1997. However, a portion of the Company's pension cost has been allocated to Broadcasting's active employees and included in "Discontinued Operations" in the statements of consolidated income. Pension cost allocated to Broadcasting, based on payroll costs, amounted to approximately $1,408,000 and $1,395,000 for 1998 and 1997, respectively. As of the date of the Merger, Hearst-Argyle assumed the ongoing liabilities related to Broadcasting's active employees. Future pension costs for the Company and Broadcasting after the Spin-off are likely to be different when compared to allocated historical amounts.

                                                                   DECEMBER 31,
                                                                -------------------
                                                                  1999       1998
                                                                --------   --------
                                                                  (IN THOUSANDS)
Change in benefit obligation:
Benefit obligation at beginning of year.....................    $144,119   $128,690
Service cost................................................       3,212      4,439
Interest cost...............................................       7,598      8,864
Actuarial (gain)/loss.......................................     (15,059)     8,638
Benefits paid...............................................      (6,619)    (6,512)
Reduction for Broadcasting divestiture......................     (16,629)
                                                                --------   --------
Benefit obligation at end of year...........................     116,622    144,119
                                                                --------   --------
Change in plan assets:
Fair value of plan assets at beginning of year..............     128,806    119,354
Actual return on plan assets................................      15,871     15,196
Employer contributions......................................         591        768
Benefits paid...............................................      (6,619)    (6,512)
Reduction for Broadcasting divestiture......................     (16,388)
                                                                --------   --------
Fair value of plan assets at end of year....................     122,261    128,806
                                                                --------   --------
Funded status--benefit obligation in excess of plan assets;
  (plan assets in excess of benefit obligation).............      (5,639)    15,313
Unrecognized net actuarial gain.............................      32,041     12,847
Unrecognized prior service cost.............................          39        209
Unrecognized transition obligation..........................        (735)    (1,118)
                                                                --------   --------
Net amount recognized.......................................    $ 25,706   $ 27,251
                                                                ========   ========
Amounts recognized in the statement of financial position
  consist of:
  Accrued benefit liability.................................    $ 26,837   $ 30,760
  Intangible asset (Note 7).................................      (1,096)    (2,006)
  Accumulated other comprehensive income....................         (35)    (1,503)
                                                                --------   --------
Net amount recognized.......................................    $ 25,706   $ 27,251
                                                                ========   ========

     The projected benefit obligation, accumulated benefit obligation and fair value of plan assets for the pension plans with accumulated benefit obligations in excess of plan assets were $15,319,000, $14,546,000 and $0, respectively, at December 31, 1999 and $16,882,000, $15,409,000 and $0, respectively, at December 31, 1998.

     The portion of the Company's accrued benefit liability allocated to Broadcasting employees and included in "Net Assets of Broadcasting Business" in the statements of consolidated financial position amounted to $6,951,000 as of December 31, 1998. Pursuant to the Merger Agreement, actuarial calculations were performed to separate Broadcasting active employees from the pension plans as of the date of the Merger. The

                         PULITZER INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
          YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997 -- (CONTINUED)

pension obligations computed for Broadcasting active employees and a proportionate share of pension plan assets were transferred to Hearst-Argyle in 1999.

     The projected benefit obligation was determined using assumed discount rates of 7.75%, 6.5% and 7% at December 31, 1999, 1998 and 1997, respectively. The expected long-term rate of return on plan assets was 8.5% for 1999, 1998 and 1997. For those plans that pay benefits based on final compensation levels, the actuarial assumptions for overall annual rate of increase in future salary levels was 5% for 1999, 4% for 1998, and 4.5% for 1997.

     Certain of the Company's employees participate in multi-employer retirement plans sponsored by their respective unions. Amounts charged to operations, representing the Company's required contributions to these plans in 1999, 1998 and 1997, were approximately $963,000, $920,000 and $844,000, respectively.

     The Company also sponsors an employee savings plan under Section 401(k) of the Internal Revenue Code. This plan covers substantially all employees. Contributions by the Company amounted to approximately $1,687,000, $2,121,000 and $1,899,000 for 1999, 1998 and 1997, respectively. Contributions related only to Broadcasting employees amounted to approximately $205,000, $704,000 and $698,000 for 1999, 1998 and 1997, respectively. Pursuant to the Merger Agreement, Broadcasting employee savings plan balances as of the date of the Merger were transferred to an employee savings plan sponsored by Hearst-Argyle.

10. POSTRETIREMENT AND POSTEMPLOYMENT BENEFITS

     The net periodic postretirement benefit cost components related to continuing operations are as follows:

                                                                  YEARS ENDED DECEMBER 31,
                                                                -----------------------------
                                                                 1999       1998       1997
                                                                -------    -------    -------
                                                                       (IN THOUSANDS)
Service cost for benefits earned during the year............    $ 1,040    $   933    $   839
Interest cost on projected benefit obligation...............      4,020      4,384      4,493
Amortization of prior service cost..........................     (1,287)    (1,293)    (1,293)
Amortization of net gain....................................     (1,131)    (1,008)    (1,171)
                                                                -------    -------    -------
Net periodic postretirement benefit cost....................    $ 2,642    $ 3,016    $ 2,868
                                                                =======    =======    =======

     Postretirement benefit cost for Broadcasting's active employees and certain retirees is included in "Discontinued Operations" in the statements of consolidated income for 1998 and 1997 in amount of $207,000 and $196,000, respectively.

                         PULITZER INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
          YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997 -- (CONTINUED)

     The Company funds its postretirement benefit obligation on a pay-as-you-go basis and, for 1999, 1998 and 1997, made payments of $4,110,000, $3,958,000 and
$4,118,000, respectively.

                                                                CONTINUING OPERATIONS
                                                                     DECEMBER 31,
                                                                ----------------------
                                                                  1999         1998
                                                                ---------    ---------
                                                                    (IN THOUSANDS)
Benefit obligation at beginning of year.....................     $70,002      $64,807
Service cost................................................       1,040          933
Interest cost...............................................       4,020        4,384
Actuarial (gain)/loss.......................................      (2,729)       3,836
Benefits paid...............................................      (4,110)      (3,958)
                                                                 -------      -------
Benefit obligation at end of year...........................      68,223       70,002
                                                                 -------      -------
Plan assets at beginning and end of year....................          --           --
                                                                 -------      -------
Funded status...............................................      68,223       70,002
Unrecognized net actuarial gain.............................      11,667       10,132
Unrecognized prior service cost.............................       3,821        5,101
                                                                 -------      -------
Net amount recognized -- accrued benefit cost...............     $83,711      $85,235
                                                                 =======      =======

     The preceding amounts related to continuing operations for the December 31, 1999 and 1998 accrued postretirement benefit cost and the 1999, 1998 and 1997 net periodic postretirement benefit expense have not been reduced for The Herald Company's share of the respective amounts. However, pursuant to the St. Louis Agency Agreement (see Note 3), the Company has recorded a receivable for The Herald Company's share of the accrued postretirement benefit cost as of December 31, 1999 and 1998.

     Accrued postretirement benefit cost of $2,762,000 related to broadcasting active employees and certain retirees is included in "Net Assets of Broadcasting Business" in the statements of consolidated financial position as of December 31, 1998. As of the date of the Merger, Hearst-Argyle assumed the postretirement obligation and costs related to Broadcasting active employees and certain retirees.

     For 1999 and 1998 measurement purposes, health care cost trend rates of 9%, 8% and 6% were assumed for indemnity plans, PPO plans and HMO plans, respectively. For 1999, these rates were assumed to decrease gradually to 5.5% through the year 2010 and remain at that level thereafter. For 1998, the rates were assumed to decrease gradually to 4.5% through the year 2010 and remain at that level thereafter.

     Administrative costs related to indemnity plans were assumed to increase at a constant annual rate of 6% for 1999, 1998 and 1997. The assumed discount rate used in estimating the accumulated postretirement benefit obligation was 7.75%, 6.5% and 7% for 1999, 1998 and 1997, respectively.

     Assumed health care cost trend rates have a significant effect on the amounts reported for the postretirement health care plans. A one-percentage-point change in assumed health care cost trend rates would have the following effects on reported amounts for 1999:

                                                                CONTINUING OPERATIONS
                                                                  1-PERCENTAGE-POINT
                                                                ----------------------
                                                                INCREASE     DECREASE
                                                                ---------    ---------
                                                                    (IN THOUSANDS)
Effect on net periodic postretirement benefit cost..........     $1,122        $(936)
Effect on postretirement benefit obligation.................        846         (686)

                         PULITZER INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
          YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997 -- (CONTINUED)

     The Company's postemployment benefit obligation, representing certain disability benefits at the St. Louis Post-Dispatch, was $3,191,000 and $3,162,000 at December 31, 1999 and 1998, respectively.

11. INCOME TAXES

     Provisions for income taxes (benefits) consist of the following:

                                             CONTINUING OPERATIONS           DISCONTINUED OPERATIONS
                                           YEARS ENDED DECEMBER 31,         YEARS ENDED DECEMBER 31,
                                         -----------------------------    -----------------------------
                                          1999       1998       1997        1999       1998      1997
                                         -------    -------    -------    --------    -------   -------
                                                (IN THOUSANDS)                   (IN THOUSANDS)
Current:
  Federal............................    $20,647    $19,152    $17,841    $(12,083)   $26,736   $23,548
  State and local....................      2,564      2,303      2,714         113      5,119     4,321
Deferred:
  Federal............................     (4,006)    (1,250)    (1,155)      1,216       (222)   (1,723)
  State and local....................       (497)      (150)      (173)        (11)       (42)     (316)
                                         -------    -------    -------    --------    -------   -------
     Total...........................    $18,708    $20,055    $19,227    $(10,765)   $31,591   $25,830
                                         =======    =======    =======    ========    =======   =======

     Factors causing effective tax rates to differ from the statutory Federal income tax rate were:

                                                       CONTINUING OPERATIONS     DISCONTINUED OPERATIONS
                                                            YEARS ENDED                YEARS ENDED
                                                           DECEMBER 31,               DECEMBER 31,
                                                      -----------------------    -----------------------
                                                      1999     1998     1997     1999     1998     1997
                                                      -----    -----    -----    -----    -----    ----
Statutory rate....................................     35%      35%      35%      (35)%    35%      35%
Amortization of intangibles.......................      4        3        3
Sale of newspaper property -- book basis goodwill
  in excess of tax basis..........................      3
State and local income taxes, net of U.S. Federal
  income tax benefit..............................      4        3        4                 4        4
Other-net.........................................     (1)       2        1         2
                                                       --       --       --       ---      --       --
          Total...................................     45%      43%      43%      (33)%    39%      39%
                                                       ==       ==       ==       ===      ==       ==

                         PULITZER INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
          YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997 -- (CONTINUED)

     The Company's deferred tax assets and liabilities, net, which have been included in other assets in the statements of consolidated financial position, consisted of the following:

                                                      CONTINUING OPERATIONS
                                                           DECEMBER 31,
                                                      ----------------------    DISCONTINUED OPERATIONS
                                                        1999         1998          DECEMBER 31, 1998
                                                      ---------    ---------    -----------------------
                                                          (IN THOUSANDS)            (IN THOUSANDS)
Deferred tax assets:
  Pensions and employee benefits..................     $13,419      $ 9,364             $ 3,650
  Postretirement benefit costs....................      17,757       18,062               1,080
  Other...........................................       3,523        1,087
                                                       -------      -------             -------
          Total...................................      34,699       28,513               4,730
                                                       -------      -------             -------
Deferred tax liabilities:
  Depreciation....................................      13,350       14,007               5,760
  Amortization....................................       6,595        7,371                 335
  Other...........................................                                          344
          Total...................................      19,945       21,378               6,439
                                                       -------      -------             -------
Net deferred tax asset (liability)................     $14,754      $ 7,135             $(1,709)
                                                       =======      =======             =======

     The Company had no valuation allowance for deferred tax assets as of December 31, 1999, 1998 and 1997.

12. STOCKHOLDERS' EQUITY

     On March 18, 1999, all common and Class B common shares of treasury stock held by Old Pulitzer were canceled. The cancellation of the treasury shares reduced the number of shares of common and Class B common stock issued but did not change the number of shares of common and Class B common stock outstanding. In addition, the cancellation did not change the total balance of stockholders' equity. Immediately following the Spin-off, on March 18, 1999, the number of shares of common and Class B common stock of the Company outstanding was identical to the number of shares of common and Class B common stock of Old Pulitzer outstanding immediately prior to the Spin-off.

     The net liability balance of the Broadcasting Business as of March 18, 1999, including the $700 million of New Debt, was contributed to "Additional Paid-in Capital" of the Company at the time of the Merger (see Notes 4 and 8). This capital contribution has been recorded net of Transaction costs of approximately $36 million and the Working Capital Adjustment of approximately $2.9 million related to the Merger.

     Each share of the Company's common stock is entitled to one vote and each share of Class B common stock is entitled to ten votes on all matters. Holders of outstanding shares of Pulitzer Inc. Class B common stock representing 94.7% of the combined voting power of the Company have deposited their shares in a voting trust (the "Voting Trust"). Each share of the Company's Class B common stock is convertible into one share of the Company's common stock at the holder's option subject to the limitations imposed by the Voting Trust on the shares of Class B common stock deposited thereunder. The Voting Trust permits the conversion of the Class B common stock deposited in the Voting Trust into common stock in connection with certain permitted transfers, including, without limitation, sales which are exempt from the registration requirements of the Securities Act of 1933, as amended, sales which meet the volume and manner of sale requirements of Rule 144 promulgated thereunder and sales which are made pursuant to registered public offerings.

                         PULITZER INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
          YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997 -- (CONTINUED)

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

     In 1999, the Company declared and paid cash dividends of $0.45 per share of common stock and Class B common stock. In 1998, the Company declared cash dividends of $0.75 per share of common stock and Class B common stock including a cash dividend of $0.15 per share of common stock and Class B common stock which was declared in December 1998 and paid to stockholders in January 1999. The dividend declared in December represented the acceleration of the Company's dividend historically declared in the first quarter of each fiscal year.

13. COMMON STOCK PLANS

     Since 1986, Old Pulitzer maintained employee stock option plans ("Prior Option Plans") that provided for the issuance of incentive stock options to key employees and outside directors. On March 18, 1999, immediately prior to the Transactions and pursuant to the Merger Agreement, the Company redeemed all outstanding stock options, whether or not vested, and terminated the Prior Option Plans. The Company redeemed the stock options at a cash-out value ("Cash-Out Value") equal to the difference between the option exercise price and the average daily closing price of Old Pulitzer common stock for the 10 trading days ending on March 16, 1999. The total Cash-Out Value amounted to approximately $35.2 million and included $1.2 million recorded as deferred compensation in other long-term liabilities of the Company. In addition to the stock option cash-outs, bonus payments due as a result of the Spin-off and Merger were also expensed in 1999. Total stock option cash-out and bonus expense of approximately $52 million has been recorded in 1999, including approximately $26.7 million related to publishing employees recorded in continuing operations and approximately $25.3 million related to broadcasting employees recorded in discontinued operations.

     On May 12, 1999, the Company's stockholders approved the adoption of the Pulitzer Inc. 1999 Stock Option Plan (the "Option Plan"). The Option Plan provides for the issuance of stock options to key employees and outside directors for the purchase of up to a maximum of 3,000,000 shares of common stock. Under the Option Plan, options to purchase 3,000 shares of common stock will be automatically granted to each non-employee director on the day following each annual meeting of the Company's stockholders and will vest on the date of the next annual meeting of the Company's stockholders. Total shares available for issue to outside directors under this automatic grant feature are limited to a maximum of 200,000. The issuance of all other options will be administered by a committee of the Board of Directors, subject to the Option Plan's terms and conditions. Specifically, for incentive stock option grants, the exercise price per share may not be less than the fair market value of a share of common stock at the date of grant. In addition, exercise periods may not exceed ten years and the minimum vesting period is established at six months from the date of grant. Option awards to an individual employee may not exceed 200,000 shares in a calendar year. In general, employee option grants provide for an exercise term of ten years from the date of grant and vest in equal installments over a three-year period.

                         PULITZER INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
          YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997 -- (CONTINUED)

     Transactions under the Option Plan and Prior Option Plans are summarized as follows:

                                                                                       WEIGHTED
                                                                                       AVERAGE
                                                          SHARES       PRICE RANGE      PRICE
                                                         ---------    -------------    --------
Common Stock Options:
Outstanding, January 1, 1997.........................    1,230,855    $ 9.27-$46.25     $24.11
  Granted (weighted average value at grant date of
     $20.23).........................................      211,231    $45.63-$58.81     $58.41
  Canceled...........................................      (14,235)   $21.53-$47.38     $38.91
  Exercised..........................................     (201,920)   $ 9.27-$46.25     $16.34
                                                         ---------
Outstanding, December 31, 1997.......................    1,225,931    $ 9.27-$58.81     $31.13
  Granted (weighted average value at grant date of
     $38.78).........................................        5,001       $88.28         $88.28
  Canceled...........................................       (3,813)   $21.53-$58.81     $46.64
  Exercised..........................................     (317,511)   $ 9.27-$58.81     $22.63
                                                         ---------
Outstanding, December 31, 1998.......................      909,608    $ 9.27-$88.28     $34.34
  Granted (weighted average value at grant date of
     $6.98)..........................................    1,014,559    $39.69-$46.31     $40.03
  Canceled...........................................       (8,265)   $18.55-$88.28     $69.84
  Canceled and cashed-out............................     (806,040)   $ 9.27-$58.81     $35.27
  Exercised..........................................      (96,553)   $ 9.27-$58.81     $23.63
                                                         ---------
Outstanding, December 31, 1999.......................    1,013,309    $39.69-$46.31     $40.03
                                                         ---------
Shares Available for Grant at December 31, 1999......    1,986,691
                                                         =========

     Since 1986, the Old Pulitzer maintained restricted stock purchase plans ("Prior Stock Plans") that provided for the awarding to employees of a grant or right to purchase at a particular price shares of common stock, subject to restrictions on transferability. As of February 16, 1999, in anticipation of the Transactions, the Compensation Committee of Old Pulitzer's Board of Directors approved the immediate vesting of all outstanding, unvested shares of restricted stock previously awarded under the Prior Stock Plans. On March 17, 1999, immediately prior to the Transactions, the Prior Stock Plans were terminated.

     On May 12, 1999, the Company's stockholders approved the adoption of the Pulitzer Inc. Key Employees' Restricted Stock Purchase Plan (the "Restricted Plan"). The Restricted Plan provides that an employee may receive, at the discretion of a committee of the Board of Directors, a grant or right to purchase at a particular price, shares of common stock subject to restrictions on transferability. A maximum of 500,000 shares of common stock may be granted and purchased by employees under the Restricted Plan. Compensation expense equal to the fair market value of common stock awards on the date of grant is

                         PULITZER INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
          YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997 -- (CONTINUED)

recognized over the vesting period of the grants. Transactions under the Restricted Plan and Prior Stock Plans are summarized as follows:

                                                                                       WEIGHTED
                                                                                       AVERAGE
                                                           SHARES      PRICE RANGE      PRICE
                                                           -------    -------------    --------
Common Stock Grants:
Outstanding, January 1, 1997...........................      5,885    $20.25-$36.70     $27.78
  Granted..............................................      1,468       $47.44         $47.44
  Canceled.............................................     (1,393)   $20.25-$47.44     $33.13
  Vested...............................................     (2,272)   $20.25-$36.70     $25.56
                                                           -------
Outstanding, December 31, 1997.........................      3,688    $21.38-$47.44     $34.95
  Granted..............................................      1,184       $57.84         $57.84
  Vested...............................................     (1,594)   $21.38-$47.44     $30.66
                                                           -------
Outstanding, December 31, 1998.........................      3,278    $24.53-$57.84     $45.31
  Granted..............................................      8,341    $39.88-$41.88     $40.43
  Canceled.............................................       (171)      $41.88         $41.88
  Vested...............................................     (3,278)   $24.53-$57.84     $45.31
Outstanding, December 31, 1999.........................      8,170    $39.88-$41.88     $40.40
                                                           =======
  Shares Available for Grant at December 31, 1999......    491,830
                                                           =======

     As required by SFAS 123, the Company has estimated the fair value of its option grants since December 31, 1994 by using the binomial options pricing model with the following assumptions:

                                                                 YEARS ENDED DECEMBER 31,
                                                                --------------------------
                                                                 1999      1998      1997
                                                                ------    ------    ------
Expected life (years).......................................        7         7         7
Risk-free interest rate.....................................      5.8%      5.7%      5.8%
Volatility..................................................     28.2%     35.4%     23.6%
Dividend yield..............................................      1.4%      1.0%      1.1%

     As discussed in Note 2, the Company applies the provisions of APB 25 to account for its stock option plans. If compensation expense for the Company was determined on the estimated fair value of the options granted consistent with Statement of Financial Accounting Standards No. 123, Accounting for Stock Based Compensation, the Company's net income and earnings per share would have been as follows:

                                                                        YEARS ENDED DECEMBER 31,
                                                                -----------------------------------------
                                                                  1999            1998            1997
                                                                ---------       ---------       ---------
                                                                (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
Pro forma net income (loss).................................     $(1,119)        $73,441         $64,487
Pro forma earnings per share:
  Basic.....................................................     $ (0.05)        $  3.28         $  2.92
  Diluted...................................................     $ (0.05)        $  3.23         $  2.87

     On May 12, 1999, the Company's stockholders approved the adoption of the Pulitzer Inc. 1999 Employee Stock Purchase Plan (the "Purchase Plan"). The Purchase Plan allows eligible employees to authorize payroll deductions for the periodic purchase of the Company's common stock at a price generally equal to 85 percent

                         PULITZER INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
          YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997 -- (CONTINUED)

of the common stock's then fair market value. In general, all employees of the Company and its subsidiaries are eligible to participate in the Purchase Plan after completing at least one year of service. Subject to appropriate adjustment for stock splits and other capital changes, the Company may sell a total of 300,000 shares of its common stock under the Purchase Plan. Shares sold under the Purchase Plan may be either authorized and unissued or held by the Company in its treasury. The Purchase Plan began operations as of July 1, 1999.

14. EARNINGS PER SHARE

     Weighted average shares of common and Class B common stock and common stock equivalents used in the calculation of basic and diluted earnings per share are summarized as follows:

                                                                 YEARS ENDED DECEMBER 31,
                                                                --------------------------
                                                                 1999      1998      1997
                                                                ------    ------    ------
                                                                      (IN THOUSANDS)
Weighted average shares outstanding (Basic EPS).............    22,578    22,381    22,110
Stock option equivalents....................................        23       372       342
                                                                ------    ------    ------
Weighted average shares and equivalents (Diluted EPS).......    22,601    22,753    22,452
                                                                ======    ======    ======

     Stock option equivalents included in the Diluted EPS calculation were determined using the treasury stock method. Under the treasury stock method and Statement of Financial Accounting Standards No. 128, Earnings per Share, outstanding stock options are dilutive when the average market price of the Company's common stock exceeds the option price during a period. In addition, proceeds from the assumed exercise of dilutive options along with the related tax benefit are assumed to be used to repurchase common shares at the average market price of such stock during the period.

15. COMMITMENTS AND CONTINGENCIES

     At December 31, 1999, the Company and its subsidiaries had construction and equipment commitments of approximately $4,299,000.

     The Company is an investor in one limited partnership requiring future capital contributions. As of December 31, 1999, the Company's unfunded capital contribution commitment related to this investment was approximately $2,116,000.

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

     In connection with the September 1986 purchase of the Company's Class B common stock from certain selling stockholders (the "1986 Selling Stockholders"), the Company agreed, under certain circumstances, to make an additional payment to the 1986 Selling Stockholders in the event of a Gross-Up Transaction. A "Gross-Up Transaction" was defined to mean, among other transactions, (i) any merger, in any transaction or series of related transactions, of more than 85 percent of the voting securities or equity of Old Pulitzer pursuant to which holders of Old Pulitzer common stock receive securities other than Old Pulitzer common stock and (ii) any recapitalization, dividend or distribution, or series of related recapitalizations, dividends or distributions, in which holders of Old Pulitzer common stock receive securities (other than Old Pulitzer common stock) having a Fair Market Value (as defined herein) of not less than 33 1/3 percent of the Fair Market Value of the shares of Old Pulitzer common stock immediately prior to such transaction. The amount

                         PULITZER INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
          YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997 -- (CONTINUED)

of the additional payment, if any, would equal (x) the product of (i) the amount by which the Transaction Proceeds (as defined herein) exceeds the Imputed Value (as defined herein) multiplied by (ii) the applicable percentage (i.e., 50 percent for the period from May 13, 1996 through May 12, 2001) multiplied by
(iii) the number of shares of Old Pulitzer common stock issuable upon conversion of the shares of Class B common stock owned by the 1986 Selling Stockholders, adjusted for, among other things, stock dividends and stock splits; less (y) the sum of any additional payments previously received by the 1986 Selling Stockholders; provided, however, that in the event of any recapitalization, dividend or distribution, the amount by which the Transaction Proceeds exceeds the Imputed Value shall not exceed the amount paid or distributed pursuant to such recapitalization, dividend or distribution in respect of one share of Old Pulitzer common stock.

     The term "Transaction Proceeds" was defined to mean, in the case of a merger, the aggregate Fair Market Value (as defined herein) of the consideration received pursuant thereto by the holder of one share of Old Pulitzer common stock, and, in the case of a recapitalization, dividend or distribution, the aggregate Fair Market Value of the amounts paid or distributed in respect of one share of Old Pulitzer common stock plus the aggregate Fair Market Value of one share of Old Pulitzer common stock following such transaction. The "Imputed Value" for one share of Old Pulitzer common stock on a given date was defined to mean an amount equal to $28.82 compounded annually from May 12, 1986 to such given date at the rate of 15 percent per annum, the result of which is $154.19 at May 12, 1998. There was no specific provision for adjustment of the $28.82 amount, but if it were adjusted to reflect all stock dividends and stock splits of Old Pulitzer since September 30, 1986, it would have equaled $15.72, which if compounded annually from May 12, 1986 at the rate of 15 percent per annum would have equaled $84.11 at May 12, 1998.

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

     As a result of the foregoing, the amount of additional payments, if any, which may be payable by the Company with respect to the Merger and the distribution of the Company's common stock and Class B common stock in the Spin-off (the "Distribution") cannot be determined at this time. However, if the Distribution were determined to be a Gross-Up Transaction and if the Fair Market Value of the Transaction Proceeds with respect to the Merger and the Distribution were determined to exceed the Imputed Value, then the additional payments to the 1986 Selling Stockholders would equal approximately $5.9 million for each $1.00 by which the Transaction Proceeds exceed the Imputed Value. Accordingly, depending on the ultimate resolution of the meaning and application of various provisions of the Gross-Up Transaction agreements, including the determination of Imputed Value and Fair Market Value of the Transaction Proceeds, in the opinion of the Company's management, the amount of an additional payment, if any, could be material to the consolidated financial statements of the Company.

16. FAIR VALUE OF FINANCIAL INSTRUMENTS

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

                         PULITZER INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
          YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997 -- (CONTINUED)

     Cash and Cash Equivalents, Marketable Securities, Accounts Receivable, Accounts Payable and Program Contracts Payable -- The carrying amounts of these items are a reasonable estimate of their fair value.

     Long-Term Debt -- Interest rates that are currently available to the Company for issuance of debt with similar terms and remaining maturities are used to estimate fair value. The fair value estimate of the Company's long-term debt as of December 31, 1998 was $180,000,000.

     The fair value estimates presented herein are based on pertinent information available to management as of December 31, 1999 and 1998. Although management is not aware of any facts that would significantly affect the estimated fair value amounts, such amounts have not been comprehensively revalued for purposes of these financial statements since that date, and current estimates of fair value may differ from the amounts presented herein.

17. NEWSPAPER PUBLISHING REVENUES

     The Company's newspaper publishing revenues consist of the following:

                                                                    YEARS ENDED DECEMBER 31,
                                                                --------------------------------
                                                                  1999        1998        1997
                                                                --------    --------    --------
                                                                         (IN THOUSANDS)
St. Louis Post-Dispatch.....................................    $252,402    $242,940    $234,255
Star Publishing Company.....................................      57,213      55,181      53,037
Pulitzer Community Newspaper Group..........................      79,719      73,067      69,670
Other publishing revenue....................................       2,049       1,736       1,007
                                                                --------    --------    --------
  Total publishing revenue..................................    $391,383    $372,924    $357,969
                                                                ========    ========    ========

                         PULITZER INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
          YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997 -- (CONTINUED)

18. QUARTERLY FINANCIAL DATA (UNAUDITED)

     Operating results for the years ended December 31, 1999 and 1998 by quarters are as follows:

                                                 FIRST      SECOND      THIRD      FOURTH
                                                QUARTER     QUARTER    QUARTER    QUARTER      TOTAL
                                                --------    -------    -------    --------    --------
                                                      (IN THOUSANDS, EXCEPT EARNINGS PER SHARE)
1999
OPERATING REVENUES -- NET...................    $ 94,357    $98,694    $96,307    $102,025    $391,383
INCOME (LOSS) FROM CONTINUING OPERATIONS....      (8,516)     9,692     10,153      11,628      22,957
(LOSS) FROM DISCONTINUED OPERATIONS.........     (21,449)                                      (21,449)
NET INCOME..................................     (29,965)     9,692     10,153      11,628       1,508
BASIC EARNINGS PER SHARE OF STOCK (Note 14):
  Continuing operations.....................    $  (0.38)   $  0.43    $  0.45    $   0.52    $   1.02
  Discontinued operations...................       (0.95)                                        (0.95)
                                                --------    -------    -------    --------    --------
  Earnings per share........................    $  (1.33)   $  0.43    $  0.45    $   0.52    $   0.07
                                                ========    =======    =======    ========    ========
  Weighted average shares outstanding.......      22,604     22,647     22,638      22,423      22,578
                                                ========    =======    =======    ========    ========
DILUTED EARNINGS PER SHARE OF STOCK
  (Note 14):
  Continuing operations.....................    $  (0.38)   $  0.43    $  0.45    $   0.52    $   1.02
  Discontinued operations...................       (0.95)                                        (0.95)
                                                --------    -------    -------    --------    --------
  Earnings Per Share........................    $  (1.33)   $  0.43    $  0.45    $   0.52    $   0.07
                                                ========    =======    =======    ========    ========
  Weighted Average Shares Outstanding.......      22,604     22,667     22,675      22,458      22,601
                                                ========    =======    =======    ========    ========

                         PULITZER INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
          YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997 -- (CONTINUED)

                                                   FIRST     SECOND      THIRD     FOURTH
                                                  QUARTER    QUARTER    QUARTER    QUARTER     TOTAL
                                                  -------    -------    -------    -------    --------
                                                       (IN THOUSANDS, EXCEPT EARNINGS PER SHARE)
1998
OPERATING REVENUES -- NET.....................    $90,229    $94,215    $90,763    $97,717    $372,924
INCOME FROM CONTINUING OPERATIONS.............      5,771      6,908      6,597      7,740      27,016
INCOME FROM DISCONTINUED OPERATIONS...........      8,194     15,793      8,810     16,471      49,268
NET INCOME....................................     13,965     22,701     15,407     24,211      76,284
BASIC EARNINGS PER SHARE OF STOCK (Note 14):
  Continuing operations.......................    $  0.26    $  0.31    $  0.30    $  0.35    $   1.21
  Discontinued operations.....................       0.37       0.71       0.39       0.73        2.20
                                                  -------    -------    -------    -------    --------
  Earnings Per Share..........................    $  0.63    $  1.02    $  0.69    $  1.08    $   3.41
                                                  =======    =======    =======    =======    ========
  Weighted Average Shares Outstanding.........     22,223     22,344     22,449     22,499      22,381
                                                  =======    =======    =======    =======    ========
DILUTED EARNINGS PER SHARE OF STOCK (Note 14):
  Continuing operations.......................    $  0.26    $  0.30    $  0.29    $  0.34    $   1.19
  Discontinued operations.....................       0.36       0.70       0.39       0.72        2.16
                                                  -------    -------    -------    -------    --------
  Earnings Per Share..........................    $  0.62    $  1.00    $  0.68    $  1.06    $   3.35
                                                  =======    =======    =======    =======    ========
  Weighted Average Shares Outstanding.........     22,615     22,756     22,806     22,823      22,753
                                                  =======    =======    =======    =======    ========

     Earnings per share are computed independently for each of the quarters presented. Therefore, the sum of the quarterly earnings per share may not equal the total for the year.

                                *  *  *  *  *  *

                          INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Stockholders of PULITZER INC.:

     We have audited the consolidated financial statements of Pulitzer Inc. and its subsidiaries as of December 31, 1999 and 1998, and for each of the three years in the period ended December 31, 1999, and have issued our report thereon dated February 4, 2000; such report is included elsewhere in this Form 10-K. Our audits also included the consolidated financial statement schedule of Pulitzer Inc. and its subsidiaries, listed in the accompanying index at Item 14(a)2.(ii). This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits. In our opinion, such consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

DELOITTE & TOUCHE LLP

Saint Louis, Missouri
February 4, 2000

                                                                     SCHEDULE II

                         PULITZER INC. AND SUBSIDIARIES
           SCHEDULE II -- VALUATION & QUALIFYING ACCOUNTS & RESERVES
               FOR THE YEARS ENDED DECEMBER 31, 1999, 1998 & 1997

                                             BALANCE AT    CHARGED TO    CHARGED TO                      BALANCE
                                             BEGINNING      COSTS &        OTHER                        AT END OF
               DESCRIPTION                   OF PERIOD      EXPENSES      ACCOUNTS     DEDUCTIONS        PERIOD
               -----------                   ----------    ----------    ----------    ----------       ---------
                                                                        (IN THOUSANDS)
YEAR ENDED DECEMBER 31, 1999
Valuation Accounts:
  Allowance for Doubtful Accounts
     Continuing Operations...............      $1,723        $2,840         $119(a)      $2,320(b)       $2,362
     Discontinued Operations.............         597           365           82(a)       1,044(b)(e)        --
Reserves:
  Accrued Medical Plan --
     Continuing Operations...............       1,077         4,762                       4,533(c)        1,306
  Workers Compensation
     Continuing Operations...............         883         1,065                         424(d)        1,524
     Discontinued Operations.............         317           144                         461(d)           --
YEAR ENDED DECEMBER 31, 1998
Valuation Accounts:
  Allowance for Doubtful Accounts
     Continuing Operations...............      $1,626        $2,181         $ 82(a)      $2,166(b)       $1,723
     Discontinued Operations.............         785           211          187(a)         586(b)          597
Reserves:
  Accrued Medical Plan --
     Continuing Operations...............       1,043         4,719                       4,685(c)        1,077
  Workers Compensation
     Continuing Operations...............       1,089           796                       1,002             883
     Discontinued Operations.............         868           314                         865             317
YEAR ENDED DECEMBER 31, 1997
Valuation Accounts:
  Allowance for Doubtful Accounts
     Continuing Operations...............      $1,585        $1,151         $ --(a)      $1,110(b)       $1,626
     Discontinued Operations.............         991           317          178(a)         701(b)          785
Reserves:
  Accrued Medical Plan --
     Continuing Operations...............         389         4,714           --          4,060(c)        1,043
  Workers Compensation
     Continuing Operations...............       1,085           887           --            883           1,089
     Discontinued Operations.............       1,041           312           --            485             868

---------------
(a) Accounts reinstated, cash recoveries, etc.

(b) Accounts written off

(c) Amount represents:

                                                      1999      1998      1997
                                                     ------    ------    ------
Claims paid......................................    $3,889    $4,118    $3,596
Service fees.....................................       662       575       473
Cash refunds.....................................       (18)       (8)       (9)
                                                     ------    ------    ------
                                                     $4,533    $4,685    $4,060
                                                     ======    ======    ======

(d) Amount includes transfer of liability to Pulitzer, Inc.

(e) Amount includes a reduction of approximately $558,000 due to the Spin-off of Broadcast operations.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     Not applicable.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information set forth under the caption "Management" in the Company's definitive Proxy Statement to be used in connection with the 2000 Annual Meeting of Stockholders is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION

     The information set forth under the caption "Executive Compensation" in the Company's definitive Proxy Statement to be used in connection with the 2000 Annual Meeting of Stockholders is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information set forth under the caption "Principal Stockholders" in the Company's definitive Proxy Statement to be used in connection with the 2000 Annual Meeting of Stockholders is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information set forth under the caption "Compensation Committee Interlocks and Insider Participation" in the Company's definitive Proxy Statement to be used in connection with the 2000 Annual Meeting of Stockholders is incorporated herein by reference.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a) DOCUMENT LIST

     1. Financial Statements

          The following financial statements are set forth in Part II, Item 8 of this report.

     PULITZER INC. AND SUBSIDIARIES:

        (i) Independent Auditors' Report.

        (ii) Statements of Consolidated Income for each of the Three Years in the Period Ended December 31, 1999.

        (iii) Statements of Consolidated Financial Position at December 31, 1999 and 1998.

        (iv) Statements of Consolidated Stockholders' Equity for each of the Three Years in the Period Ended December 31, 1999.

        (v) Statements of Consolidated Cash Flows for each of the Three Years in the Period Ended December 31, 1999.

        (vi) Notes to Consolidated Financial Statements for the Three Years in the Period Ended December 31, 1999.

     2. Supplementary Data and Financial Statement Schedules

        (i) Supplementary unaudited data with respect to quarterly results of operations is set forth in Part II, Item 8 of this Annual Report.

        (ii) Financial Statement Schedule II - Valuation and Qualifying Accounts and Reserves and opinion thereon are set forth in Part II, Item 8 of this Annual Report.

     All other schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and, therefore have been omitted.

     3. Exhibits Required by Securities and Exchange Commission Regulation S-K

     (a) The following exhibits are filed as part of this Annual Report:

EXHIBIT NO.
-----------
   10.33      --   Employment and Consulting Agreement, dated as of June 1,
                   1999, between Pulitzer Inc. and Michael E. Pulitzer.
   10.34      --   Employment Agreement, dated as of June 1, 1999, between
                   Pulitzer Inc. and Ronald H. Ridgway.
   10.35      --   Split Dollar Life Insurance Agreement, dated as of June 16,
                   1999, by and among Pulitzer Inc. and James E. Elkins and
                   Diana K. Walsh.
   10.36      --   Split Dollar Life Insurance Agreement, dated as of June 24,
                   1999, by and among Pulitzer Inc. and Tansy K. Ridgway and
                   Brian H. Ridgway.
   10.37      --   Asset Purchase Agreement, as of October 4, 1999, by and
                   between The Chronicle Publishing Company and Pulitzer Inc.
   21         --   Subsidiaries of Registrant
   24         --   Power of Attorney
   27         --   Financial Data Schedule

EXHIBIT NO.
-----------
   (b) The following exhibits are incorporated herein by reference:
   3.1      -- Restated Certificate of Incorporation of Pulitzer
               Inc.(viii)
   3.2      -- Amended and Restated By-laws of Pulitzer Inc.(viii)
   4.1      -- Form of Pulitzer Inc. Common Stock Certificate.(viii)
   9.1      -- Pulitzer Inc. Voting Trust Agreement, dated as of March
               18, 1999, between the holders of voting trust
               certificates and Michael E. Pulitzer, Emily Rauh
               Pulitzer, Ronald H. Ridgway, Cole C. Campbell, David E.
               Moore and Robert C. Woodworth.(ix)
  10.1      -- Agreement, dated March 1, 1961, effective January 1,
               1961, between The Pulitzer Publishing Company, a Missouri
               corporation, and the Globe-Democrat Publishing Company,
               as amended on September 4, 1975, April 12, 1979 and
               December 22, 1983.(viii)
  10.2.1    -- Amended and Restated Joint Operating Agreement, dated
               December 22, 1988, between Star Publishing Company and
               Citizen Publishing Company.(viii)
  10.2.2    -- Partnership Agreement, dated December 22, 1988, between
               Star Publishing Company and Citizen Publishing
               Company.(viii)
  10.3      -- Agreement, dated as of May 12, 1986, among The Pulitzer
               Publishing Company, Clement C. Moore, II, Gordon C. Weir,
               William E. Weir, James R. Weir, Kenward G. Elmslie,
               Stephen E. Nash and Manufacturers Hanover Trust Company,
               as Trustees, and Christopher Mayer.(viii)
  10.4      -- Letter Agreement, dated September 29, 1986, among The
               Pulitzer Publishing Company, Trust Under Agreement Made
               by David E. Moore, Frederick D. Pulitzer, Michael E.
               Pulitzer, Jr., Robert S Pulitzer, Joseph Pulitzer, IV,
               Joseph Pulitzer, Jr., Michael E. Pulitzer, Stephen E.
               Nash and Manufacturers Hanover Trust Company, as
               Trustees, Kenward G. Elmslie, Gordon C. Weir, William E.
               Weir, James R. Weir, Peter W. Quesada, T. Ricardo
               Quesada, Elinor P. Hempelmann, The Moore Foundation,
               Inc., Mariemont Corporation, Z Press Inc. and Clement C.
               Moore, II.(viii)
  10.5      -- Letter Agreement, dated May 12, 1986, among The Pulitzer
               Publishing Company, Peter W. Quesada, T. Ricardo Quesada,
               Kate Davis Pulitzer Quesada and Elinor P.
               Hempelmann.(viii)
  10.6      -- Agreement, dated as of September 29, 1986, among The
               Pulitzer Publishing Company, Peter W. Quesada, T. Ricardo
               Quesada, Kate Davis Pulitzer Quesada and Elinor
               Hempelmann.(viii)
  10.7.1    -- Amendment, dated March 9, 1992, to the Pulitzer
               Publishing Company Annual Incentive Compensation
               Plan.(viii)
  10.7.2    -- The Pulitzer Publishing Company Annual Incentive
               Compensation Plan.(viii)
  10.7.3    -- Pulitzer Publishing Company Newspaper Operations Annual
               Incentive Plan.(viii)
  10.8.1    -- Amendment, dated September 16, 1997, to Pulitzer
               Retirement Savings Plan.(v)
  10.8.2    -- Amendment, dated January 28, 1997, to Pulitzer Retirement
               Savings Plan.(iv)
  10.8.3    -- Amendment, dated October 30, 1996, to Pulitzer Retirement
               Savings Plan.(iv)
  10.8.4    -- Amendment, dated July 31, 1996, to Pulitzer Retirement
               Savings Plan.(iv)
  10.8.5    -- Amendment, dated October 25, 1995, to Pulitzer Retirement
               Savings Plan.(iv)
  10.8.6    -- Amendment, dated October 25, 1995, to Pulitzer Retirement
               Savings Plan.(ii)
  10.8.7    -- Amendment, dated January 24, 1995, to Pulitzer Retirement
               Savings Plan.(i)
  10.8.8    -- Amended and Restated Pulitzer Retirement Savings Plan.(i)
  10.9.1    -- Amendment, dated October 25, 1995, to Pulitzer Publishing
               Company Pension Plan.(iv)
  10.9.2    -- Amended and Restated Pulitzer Publishing Company Pension
               Plan.(i)

EXHIBIT NO.
-----------
  10.10.1   -- Amendment, dated October 29, 1997, to Pulitzer Publishing
               Company Supplemental Executive Benefit Pension
               Plan.(viii)
  10.10.2   -- Amendment, dated June 23, 1992, to Pulitzer Publishing
               Company Supplemental Executive Benefit Pension
               Plan.(viii)
  10.10.3   -- Amendment, dated January 1, 1992, to Pulitzer Publishing
               Company Supplemental Executive Benefit Pension
               Plan.(viii)
  10.10.4   -- Amendment, dated January 18, 1990, to Pulitzer Publishing
               Company Supplemental Executive Benefit Pension
               Plan.(viii)
  10.10.5   -- Amendment, dated October 26, 1989, to Pulitzer Publishing
               Company Supplemental Executive Benefit Pension
               Plan.(viii)
  10.10.6   -- Amendment, dated November 6, 1987, to Pulitzer Publishing
               Company Supplemental Executive Benefit Pension
               Plan.(viii)
  10.10.7   -- Pulitzer Publishing Company Supplemental Executive
               Benefit Pension Plan dated March 18, 1986.(viii)
  10.11     -- Employment Agreement, dated October 1, 1986, between the
               Pulitzer Publishing Company and Joseph Pulitzer,
               Jr.(viii)
  10.12     -- Pulitzer Publishing Company Senior Executive Deferred
               Compensation Plan.(ii)
  10.13     -- Stock Purchase Agreement by and among Pulitzer Publishing
               Company and Mr. Edward W. Scripps, Mrs. Betty Knight
               Scripps, and the Edward W. Scripps and Betty Knight
               Scripps Charitable Remainder Unitrust dated as of May 4,
               1996.(iii)
  10.14     -- Split Dollar Life Insurance Agreement, dated December 27,
               1996, between Pulitzer Publishing Company and Richard A.
               Palmer, Trustee of the Michael E. Pulitzer 1996 Life
               Insurance Trust.(iv)
  10.15     -- Split Dollar Life Insurance Agreement, dated December 30,
               1996, between Pulitzer Publishing Company and Rebecca H.
               Penniman and Nicholas G. Penniman V, Trustees of the
               Nicholas G. Penniman IV Irrevocable 1996 Trust.(iv)
  10.16     -- Amended and Restated Agreement and Plan of Merger by and
               among Pulitzer Publishing Company, Pulitzer Inc. and
               Hearst-Argyle Television, Inc., dated as of May 25,
               1998.(vi)
  10.17     -- Contribution and Assumption Agreements, dated as of March
               18, 1999 by and between Pulitzer Publishing Company and
               Pulitzer Inc.(ix)
  10.18     -- Letter Agreement, dated May 25, 1998, by and among
               Pulitzer Publishing Company, Pulitzer Inc. and
               Hearst-Argyle Television, Inc.(viii)
  10.19     -- Letter Agreement, dated March 18, 1999, between Pulitzer
               Inc. and Emily Rauh Pulitzer.(ix)
  10.20     -- Letter Agreement, dated March 18, 1999, between Pulitzer
               Inc. and David E. Moore.(ix)
  10.21     -- Pulitzer Inc. Registration Rights Agreement.(ix)
  10.22     -- Pulitzer Inc. 1999 Key Employees' Restricted Stock
               Purchase Plan.(viii)
  10.23     -- Pulitzer Inc. 1999 Stock Option Plan.(viii)
  10.24     -- Pulitzer Inc. 1999 Employee Stock Purchase Plan.(viii)
  10.25     -- Employment Agreement, dated December 18, 1998, between
               Pulitzer Inc. and Robert C. Woodworth.(vii)
  10.26     -- Employment Agreement, dated August 26, 1998 between
               Pulitzer Inc. and Terrance C.Z. Egger.(viii)
  10.27     -- Participation Agreement, dated May 25, 1998, by and
               between Pulitzer Publishing Company and Michael E.
               Pulitzer.(viii)

EXHIBIT NO.
-----------
  10.28     -- Participation Agreement, dated May 25, 1998, by and
               between Pulitzer Publishing Company and Ken J.
               Elkins.(viii)
  10.29     -- Participation Agreement, dated May 25, 1998, by and
               between Pulitzer Publishing Company and Nicholas G.
               Penniman IV.(viii)
  10.30     -- Participation Agreement, dated May 25, 1998, by and
               between Pulitzer Publishing Company and Ronald H.
               Ridgway.(viii)
  10.31     -- Participation and Severance Agreement, dated May 25,
               1998, by and between Pulitzer Publishing Company and C.
               Wayne Godsey.(viii)
  10.32     -- Participation and Severance Agreement, dated May 25,
               1998, by and between Pulitzer Publishing Company and John
               Kueneke.(viii)

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

(iv) Incorporated by reference to Pulitzer Publishing Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1996.

(v) Incorporated by reference to Pulitzer Publishing Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1997.

(vi) Incorporated by reference to Pulitzer Publishing Company's Current Report on Form 8-K filed on January 22, 1999.

(vii) Incorporated by reference to Pulitzer Publishing Company's Registration Statement (File No. 333-69701) on Form S-3.

(viii) Incorporated by reference to Pulitzer Inc.'s Report on Form 10 (File No. 1-14541), as amended.

(ix) Incorporated by reference to Pulitzer Publishing Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1998.

(b) REPORTS ON FORM 8-K.

     On October 7, 1999, the Company filed a Current Report on Form 8-K to disclose its execution of an agreement to purchase the assets of The Pantagraph.

(c) EXHIBITS

     See Item 14.(a)3.(a) for a listing of exhibits filed as part of this Annual Report on Form 10-K.

(d) FINANCIAL STATEMENT SCHEDULES

     See Item 14.(a)2. for a listing of financial statement schedules filed as part of this Annual Report on Form 10-K.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 23rd day of March, 2000.
                                          PULITZER INC.

                                          By:    /s/ ROBERT C. WOODWORTH
                                            ------------------------------------
                                                    Robert C. Woodworth,
                                               President and Chief Executive
                                                           Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed by the following persons on behalf of the Registrant in the capacities indicated on the dates indicated.

                  SIGNATURE                                    TITLE                        DATE
                  ---------                                    -----                        ----

            MICHAEL E. PULITZER*               Director; Chairman                      March 23, 2000
---------------------------------------------
            (Michael E. Pulitzer)

           /s/ ROBERT C. WOODWORTH             Director; President and Chief           March 23, 2000
---------------------------------------------  Executive Officer (Principal Executive
            (Robert C. Woodworth)              Officer)

            /s/ RONALD H. RIDGWAY              Director; Senior Vice President --      March 23, 2000
---------------------------------------------  Finance (Principal Financial and
             (Ronald H. Ridgway)               Accounting Officer)

               KEN J. ELKINS*                  Director                                March 23, 2000
---------------------------------------------
               (Ken J. Elkins)

               DAVID E. MOORE*                 Director                                March 23, 2000
---------------------------------------------
              (David E. Moore)

                WILLIAM BUSH*                  Director                                March 23, 2000
---------------------------------------------
               (William Bush)

            EMILY RAUH PULITZER*               Director                                March 23, 2000
---------------------------------------------
            (Emily Rauh Pulitzer)

               ALICE B. HAYES*                 Director                                March 23, 2000
---------------------------------------------
              (Alice B. Hayes)

           JAMES M. SNOWDEN, JR.*              Director                                March 23, 2000
---------------------------------------------
           (James M. Snowden, Jr.)

                                                 /s/ RONALD H. RIDGWAY
                                          By:
                                          --------------------------------------

                                                     Ronald H. Ridgway*
                                                      attorney-in-fact

                                 PULITZER INC.

                 REPORT ON FORM 10-K FOR THE FISCAL YEAR ENDED

                               DECEMBER 31, 1999

                                 EXHIBIT INDEX

     10.33 Employment and Consulting Agreement, dated as of June 1, 1999, between Pulitzer Inc. and Michael E. Pulitzer.

     10.34 Employment Agreement, dated as of June 1, 1999, between Pulitzer Inc. and Ronald H. Ridgway.

     10.35 Split Dollar Life Insurance Agreement, dated as of June 16, 1999, by and among Pulitzer Inc. and James E. Elkins and Diana K. Walsh.

     10.36 Split Dollar Life Insurance Agreement, dated as of June 24, 1999, by and among Pulitzer Inc. and Tansy K. Ridgway and Brian H. Ridgway.

     10.37 Asset Purchase Agreement, as of October 4, 1999, by and between The Chronicle Publishing Company and Pulitzer Inc.

     21     Subsidiaries of Registrant

     23     Independent Auditors' Consent

     24     Power of Attorney

     27     Financial Data Schedule