Form 10-Q
period 2000-03-26
PULITZER INC
filed 2000-05-10
CIK 1068848

================================================================================


                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                        -------------------------------


                                    FORM 10-Q
              (Mark One)
              /x/QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                 SECURITIES EXCHANGE ACT OF 1934
              For the quarterly period ended MARCH 26, 2000
                                                          OR
              / /TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                 SECURITIES EXCHANGE ACT OF 1934
              For the transition period from __________________to_______________

                         COMMISSION FILE NUMBER 1-14541

                        -------------------------------

                                  PULITZER INC.
             (Exact name of registrant as specified in its charter)

                        -------------------------------

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

                        -------------------------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

                           YES /x/             NO //

                        -------------------------------

  Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

           CLASS                                   OUTSTANDING 4/30/00
  ---------------------------                  ---------------------------

         COMMON STOCK                                   8,011,811
     CLASS B COMMON STOCK                              14,117,306

================================================================================

                          PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

PULITZER INC. AND SUBSIDIARIES
STATEMENTS OF CONSOLIDATED OPERATIONS
(UNAUDITED -- IN THOUSANDS, EXCEPT EARNINGS PER SHARE DATA)

                                                                   First Quarter Ended
                                                                        March 31,
                                                               ----------------------------
                                                                  2000            1999
                                                               ------------     -----------
OPERATING REVENUES - NET:
    Advertising                                                $    69,722      $   61,080
    Circulation                                                     23,199          22,042
    Other                                                           12,856          11,235
                                                               ------------     -----------
              Total operating revenues                             105,777          94,357
                                                               ------------     -----------
OPERATING EXPENSES:
    Operations                                                      38,891          37,139
    Selling, general and administrative                             41,632          36,195
    General corporate expense                                        1,879           1,810
    Stock option cash-outs and bonuses                                              26,685
    St. Louis Agency adjustment                                      6,845           5,239
    Depreciation and amortization                                    6,509           4,009
                                                               ------------     -----------
              Total operating expenses                              95,756         111,077
                                                               ------------     -----------

Operating income (loss)                                             10,021         (16,720)

Interest income                                                      5,794           2,192
Net gain on marketable securities and investments                    2,082             111
Equity in losses of joint venture investment                          (535)
Net other expense                                                     (375)           (265)
                                                               ------------     -----------

INCOME (LOSS) FROM CONTINUING OPERATIONS
  BEFORE PROVISION FOR INCOME TAXES                                 16,987         (14,682)

PROVISION (BENEFIT) FOR INCOME TAXES                                 7,114          (6,166)
                                                               ------------     -----------

INCOME (LOSS) FROM CONTINUING OPERATIONS                             9,873          (8,516)

LOSS FROM DISCONTINUED OPERATIONS,
  NET OF TAX                                                                       (21,449)
                                                               ------------     -----------
NET INCOME (LOSS)                                              $     9,873      $  (29,965)
                                                               ============     ===========

BASIC EARNINGS PER SHARE OF STOCK:
  Income (loss) from continuing operations                     $      0.45          $(0.38)
  Loss from discontinued operations                                                  (0.95)
                                                               ------------     -----------
  Earnings (loss) per share                                    $      0.45      $    (1.33)
                                                               ============     ===========
  Weighted average number of shares outstanding                     22,122          22,604
                                                               ============     ===========

DILUTED EARNINGS PER SHARE OF STOCK:
  Income (loss) from continuing operations                     $      0.45      $    (0.38)
  Loss from discontinued operations                                                  (0.95)
                                                               ------------     -----------
  Earnings (loss) per share                                    $      0.45      $    (1.33)
                                                               ============     ===========
  Weighted average number of shares outstanding                     22,162          22,604
                                                               ============     ===========

See notes to consolidated financial statements.

PULITZER INC. AND SUBSIDIARIES
STATEMENTS OF CONSOLIDATED COMPREHENSIVE INCOME
(UNAUDITED)
(IN THOUSANDS)

                                                             First Quarter Ended
                                                                  March 31,
                                                           -------------------------
                                                              2000          1999
                                                           -----------   -----------

NET INCOME (LOSS)                                             $9,873      $(29,965)

OTHER COMPREHENSIVE INCOME (LOSS),
  NET OF TAX:

  Unrealized holding losses on marketable securities
      arising during the period                               (1,115)

   Reclassification adjustment                                   449
                                                           -----------   -----------

   Net loss recognized in other comprehensive income            (666)
                                                           -----------   -----------


COMPREHENSIVE INCOME (LOSS)                                   $9,207      $(29,965)
                                                           ===========   ===========




See notes to consolidated financial statements.

PULITZER INC. AND SUBSIDIARIES
STATEMENTS OF CONSOLIDATED FINANCIAL POSITION
(UNAUDITED)
(IN THOUSANDS)

                                                                          March 31,        December 31,
                                                                            2000               1999
                                                                        --------------     --------------
ASSETS

CURRENT ASSETS:
  Cash and cash equivalents                                                   $88,627           $106,177
  Marketable securities                                                       312,419            451,714
  Trade accounts receivable (less allowance for doubtful
    accounts of $2,661 and $2,362)                                             42,913             42,175
  Inventory                                                                     4,361              5,146
  Income taxes receivable                                                                         18,279
  Prepaid expenses and other                                                   19,810             11,729
                                                                        --------------     --------------

              Total current assets                                            468,130            635,220
                                                                        --------------     --------------

PROPERTIES:
  Land                                                                          6,118              5,611
  Buildings                                                                    47,078             45,034
  Machinery and equipment                                                     118,395            107,796
  Construction in progress                                                      2,504              7,158
                                                                        --------------     --------------
              Total                                                           174,095            165,599
  Less accumulated depreciation                                                83,162             81,995
                                                                        --------------     --------------

              Properties - net                                                 90,933             83,604
                                                                        --------------     --------------

INTANGIBLE AND OTHER ASSETS:
  Intangible assets - net of amortization                                     355,265            185,492
  Receivable from The Herald Company                                           35,290             35,901
  Other                                                                        37,608             38,070
                                                                        --------------     --------------

              Total intangible and other assets                               428,163            259,463
                                                                        --------------     --------------

                   TOTAL                                                     $987,226           $978,287
                                                                        ==============     ==============

                                                                                            (Continued)

PULITZER INC. AND SUBSIDIARIES
STATEMENTS OF CONSOLIDATED FINANCIAL POSITION
(UNAUDITED)
(IN THOUSANDS, EXCEPT SHARE DATA)

                                                                          March 31,        December 31,
                                                                            2000               1999
                                                                        --------------     --------------
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Trade accounts payable                                                $      10,684      $      13,771
  Salaries, wages and commissions                                              10,849             12,481
  Income taxes payable                                                          5,672
  Pension obligations                                                             351                288
  Acquisition payable                                                           9,707              9,707
  Dividends payable                                                             3,540
  Other                                                                         5,753              3,443
                                                                        --------------     --------------
              Total current liabilities                                        46,556             39,690
                                                                        --------------     --------------

PENSION OBLIGATIONS                                                            27,010             26,549
                                                                        --------------     --------------

POSTRETIREMENT AND POSTEMPLOYMENT
  BENEFIT OBLIGATIONS                                                          86,664             86,902
                                                                        --------------     --------------

OTHER LONG-TERM LIABILITIES                                                    11,131             11,695
                                                                        --------------     --------------
COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
  Preferred stock, $.01 par value; 100,000,000 shares authorized;
    issued and outstanding - none
  Common stock, $.01 par value; 100,000,000 shares authorized;
    issued - 8,533,402 in 2000 and 8,513,203 in 1999                               85                 85
  Class B common stock, convertible, $.01 par value; 100,000,000 shares authorized; issued - 14,117,306 in 2000 and 14,131,814
    in 1999                                                                       141                141
  Additional paid-in capital                                                  425,737            425,451
  Retained earnings                                                           416,470            413,676
  Accumulated other comprehensive loss                                         (4,862)            (4,196)
                                                                        --------------     --------------
              Total                                                           837,571            835,157
  Treasury stock - at cost; 527,471 shares of common stock                    (21,706)           (21,706)
                                                                        --------------     --------------
              Total stockholders' equity                                      815,865            813,451
                                                                        --------------     --------------

                   TOTAL                                                $     987,226      $     978,287
                                                                        ==============     ==============

                                                                                              (Concluded)


See notes to consolidated financial statements.

PULITZER INC. AND SUBSIDIARIES
STATEMENTS OF CONSOLIDATED CASH FLOWS
(UNAUDITED)
(IN THOUSANDS)

                                                                                  First Quarter Ended
                                                                                        March 31,
                                                                           --------------------------------
                                                                                 2000              1999
CONTINUING OPERATIONS
CASH FLOWS FROM OPERATING ACTIVITIES:
  Income (loss) from continuing operations                                 $     9,873       $    (8,516)
  Adjustments to reconcile net income to net cash provided by operating activities:
    Depreciation                                                                 3,340             2,157
    Amortization                                                                 3,169             1,852
    Loss on sale of marketable securities                                          738
    Changes in assets and liabilities (net of the effects of the purchase of properties) which provided (used) cash:
        Trade accounts receivable                                                2,111             4,129
        Inventory                                                                1,092            (4,660)
        Other assets                                                            (3,702)            8,387
        Trade accounts payable and other liabilities                            (5,946)            5,173
        Income taxes                                                            23,951           (22,295)
                                                                           ------------      ------------
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES                             34,626           (13,773)
                                                                           ------------      ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures                                                          (2,971)           (3,190)
  Purchase of publishing properties, net of cash acquired                     (180,400)
  Purchases of marketable securities                                           (15,415)
  Sales of marketable securities                                               150,848
  Investment in joint ventures and limited partnerships                         (1,014)             (894)
  Decrease in notes receivable                                                     120                74
                                                                           ------------      ------------
NET CASH USED IN INVESTING ACTIVITIES                                          (48,832)           (4,010)
                                                                           ------------      ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Dividends paid                                                                (3,539)           (3,374)
  Proceeds from exercise of stock options                                                          2,280
  Proceeds from employee stock purchase plan                                       195
  Purchase of treasury stock                                                                        (110)
                                                                           ------------      ------------
NET CASH USED IN FINANCING ACTIVITIES                                           (3,344)           (1,204)
                                                                           ------------      ------------
CASH USED BY CONTINUING OPERATIONS                                             (17,550)          (18,987)
                                                                           ------------      ------------

DISCONTINUED OPERATIONS
  Operating activities                                                                           (21,820)
  Investing activities:
    Capital expenditures                                                                          (1,488)
    Sale of assets                                                                                 5,000
  Financing activities:
    Proceeds from issuance of long-term debt                                                     700,000
    Repayments of long-term debt                                                                (172,705)
    Payment of Spin-off and Merger Transaction costs                                             (31,272)
    Payment of estimated working capital adjustment related to Merger                             (3,010)
                                                                           ------------      ------------
CASH PROVIDED BY DISCONTINUED OPERATIONS                                       -                 474,705
                                                                           ------------      ------------

NET (DECREASE) INCREASE IN CASH AND CASH
  EQUIVALENTS                                                                  (17,550)          455,718

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR                                 106,177           110,171
                                                                           ------------      ------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                 $    88,627       $   565,889
                                                                           ============      ============

                                                                                             (Continued)

PULITZER INC. AND SUBSIDIARIES
STATEMENTS OF CONSOLIDATED CASH FLOWS
(UNAUDITED)
(IN THOUSANDS)

                                                                                  First Quarter Ended
                                                                                        March 31,
                                                                            --------------------------------
                                                                                 2000              1999

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Cash paid (received) during the period for:
    Interest paid                                                              $    --         $  8,429
    Interest received                                                           (7,158)          (2,333)
    Income taxes                                                                   258            3,231
    Income tax refunds                                                         (17,094)            (141)

SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING
  AND FINANCING ACTIVITIES:
  Divestiture of broadcasting business--decrease in Net Liabilities of
    Broadcasting Business and increase in Additional Paid-in Capital           $    --         $494,721
  Spin-off and Merger Transaction costs--decrease in Other Assets
    and decrease in Additional Paid-in Capital                                                    4,253
  Increase in Dividends Payable and decrease in Retained Earnings                3,540            3,395
  Cancellation of treasury stock:
    Decrease in Treasury Stock and Class B Common Stock                                             117
    Decrease in Treasury Stock and Additional Paid-in Capital                                   187,966

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

As a result of the Transactions, the Company is the continuing entity for financial reporting purposes. Old Pulitzer's historical basis in its newspaper publishing and related new media assets and liabilities have been carried over to the Company. The distribution of the net liabilities of the Broadcasting Business has been recorded as a capital contribution to the Company. The Transactions represent a reverse-spin transaction and, accordingly, the Company's results of operations for periods prior to the consummation of the Transactions are identical to the historical results previously reported by Old Pulitzer. Results of the Company's newspaper publishing and related new media businesses are reported as continuing operations in the statements of consolidated operations. The results of the Broadcasting Business prior to the Merger are reported as discontinued operations.

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Interim Adjustments - In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the Company's financial position as of March 31, 2000 and the results of operations and cash flows for the three-month periods ended March 31, 2000 and 1999. These financial statements should be read in conjunction with the consolidated financial statements and related notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1999. Results of operations for interim periods are not necessarily indicative of the results to be expected for the full year.

Fiscal Year and Fiscal Quarters - The Company's fiscal year and first fiscal quarter end on the Sunday coincident with or prior to December 31 and March 31, respectively. For ease of presentation, the Company has used December 31 as the year end and March 31 as the first quarter end.

Earnings Per Share of Stock - Basic earnings per share of stock is computed using the weighted average number of common and Class B common shares outstanding during the applicable period. Diluted earnings per share of stock is computed using the weighted average number of common and Class B common shares outstanding and common stock equivalents (primarily outstanding stock options). Weighted average shares of common and Class B common stock and common stock equivalents used in the calculation of basic and diluted earnings per share are summarized as follows:

                                                      First Quarter Ended
                                                           March 31,
                                                    -------------------------
                                                       2000          1999
                                                         (In thousands)
Weighted average shares outstanding (Basic EPS)         22,122        22,604

Common stock equivalents                                    40
                                                    ----------    ----------
Weighted average shares outstanding and
    stock option equivalents (Diluted EPS)              22,162        22,604
                                                    ==========    ==========

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

Reclassifications - Certain reclassifications have been made to the 1999 consolidated financial statements to conform with the 2000 presentation.

3.   ACQUISITION OF PROPERTIES

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


4.   COMMITMENTS AND CONTINGENCIES

At March 31, 2000, the Company and its subsidiaries had construction and equipment commitments of approximately $4,056,000.

The Company is an investor in one limited partnership requiring future capital contributions. As of March 31, 2000, the Company's unfunded capital contribution commitment related to this investment was approximately $2,116,000.

The Company and its subsidiaries are involved, from time to time, in various claims and lawsuits incidental to the ordinary course of their businesses, including such matters as libel, slander and defamation actions and complaints alleging discrimination. While the results of litigation cannot be predicted, management believes the ultimate outcome of any existing litigation will not have a material adverse effect on the consolidated financial statements of the Company and its subsidiaries.

5.   NEWSPAPER PUBLISHING REVENUES

The Company's newspaper publishing revenues consist of the following:

                                             First Quarter Ended
                                                  March 31,
                                           -----------------------
                                             2000            1999
                                                (In thousands)
St. Louis Post-Dispatch                    $ 65,014        $60,662

Star Publishing Company                      14,866         14,433

Pulitzer Community Newspaper Group           25,292         18,781

Other publishing revenue                        605            481
                                           --------        -------
    Total publishing revenue               $105,777        $94,357
                                           ========        =======

6.   SUBSEQUENT EVENT

On May 1, 2000, the Company, Pulitzer Technologies, Inc., a wholly-owned subsidiary of the Company (together with the Company, the "Pulitzer Parties") and The Herald Company, Inc. ("Herald") completed the transfer of their respective interests in the assets and operations of the St. Louis Post-Dispatch (the "Post-Dispatch") and certain related businesses to a new joint venture, known as St. Louis Post-Dispatch LLC ("PD LLC"). The Company will control and manage PD LLC.

Under the terms of the operating agreement governing PD LLC (the "Operating Agreement"), the Pulitzer Parties hold a 95 percent interest in the results of operations of PD LLC and Herald holds a 5 percent interest. Previously, under the terms of the St. Louis Agency Agreement which governed the operations of the Post-Dispatch since 1961, the Company and Herald generally shared its operating profits and losses, as well as its capital expenditures, on a 50-50 basis. The transaction will be treated as a purchase for accounting purposes.

Also on May 1, under the terms of the Operating Agreement, Herald received a cash distribution of $306 million from PD LLC. This distribution was financed by a $306 million loan (the "Loan") to PD LLC from a group of institutional lenders (the "Lenders") led by Prudential Capital Group, a division of The Prudential

Insurance Company of America. The aggregate principal amount of the Loan is payable on April 28, 2009 and bears interest at an annual rate of 8.05 percent. The Loan is guaranteed by the Company pursuant to a Guaranty Agreement dated as of May 1, 2000 ("Guaranty Agreement") with the Lenders. In turn, pursuant to an Indemnity Agreement dated as of May 1, 2000 ("Indemnity Agreement") entered into between Herald and the Company, Herald agreed to indemnify the Company for any payments that the Company may make under the Guaranty Agreement.

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
           CONDITION AND RESULTS OF OPERATIONS
================================================================================

Statements in this Quarterly Report on Form 10-Q concerning the Company's business outlook or future economic performance, anticipated profitability, revenues, expenses or other financial items, together with other statements that are not historical facts, are "forward-looking statements" as that term is defined under the Federal Securities Laws. Forward-looking statements are subject to risks, uncertainties and other factors which could cause actual results to differ materially from those stated in such statements. Such risks, uncertainties and other factors include, but are not limited to, industry cyclicality, the seasonal nature of the business, changes in pricing or other actions by competitors or suppliers (including newsprint), capital or similar requirements, and general economic conditions,any of which may impact advertising and circulation revenues and various types of expenses, as well as other risks detailed in the Company's filings with the Securities and Exchange Commission including this Quarterly Report on Form 10-Q. Although the Company believes that the expectations reflected in forward-looking statements are reasonable, it cannot guarantee future results, levels of activity, performance or achievements.


GENERAL

    The Company was organized as a corporation in 1998 and is engaged in newspaper publishing and related new media operations, operating the newspaper properties operated by Old Pulitzer prior to the Spin-off. Prior to the Spin-off, the Company was a wholly-owned subsidiary of Old Pulitzer.

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

RECENT EVENTS

     On January 11, 2000, the Company acquired in an asset purchase The Pantagraph, a daily and Sunday newspaper that serves the central Illinois cities of Bloomington and Normal, and a group of seven community newspapers known as the Illinois Valley Press, from Chronicle for an aggregate of $180 million. The purchase price excludes acquisition costs and working capital, which will be settled with Chronicle through a separate working capital adjustment. The Company funded this acquisition with the proceeds from the sale of a portion of its investments in marketable securities.

     On May 1, 2000, the Pulitzer Parties and Herald completed the transfer of their respective interests in the assets and operations of the Post-Dispatch and certain related businesses to PD LLC, a new joint venture. The Company will control and manage PD LLC.

     Under the terms of the Operating Agreement, the Pulitzer Parties hold a 95 percent interest in the results of operations of PD LLC and Herald holds a 5 percent interest. Previously, under the terms of the St. Louis Agency Agreement which governed the operations of the Post-Dispatch since 1961, the Company and Herald generally shared its operating profits and losses, as well as its capital expenditures, on a 50-50 basis. The transaction will be treated as a purchase for accounting purposes.

THREE MONTHS ENDED MARCH 31, 2000 COMPARED WITH 1999

         Operating revenues for the first quarter of 2000 increased 12.1 percent, to $105.8 million from $94.4 million in the first quarter of 1999. The gain primarily reflected higher advertising revenues and the contribution from The Pantagraph, acquired in January 2000. In addition to the acquisition of The Pantagraph in 2000, the Company sold its daily newspaper in Hamilton, Montana in May 1999. Excluding the results of properties acquired and sold from both 2000 and 1999, revenues for the first quarter of 2000 increased 5.8 percent.

         Newspaper advertising revenues increased $8.6 million, or 14.1 percent, in the first quarter of 2000. The current year increase primarily reflected an advertising revenue gain of 11.5 percent at the Post-Dispatch and the addition of new advertising revenue from The Pantagraph. At the Post-Dispatch, gains were driven by significant increases in classified and national advertising, reflecting rate increases in January 2000 as well as a prior classified rate increase in mid-1999. Excluding the results of properties acquired and sold from both 2000 and 1999, advertising revenues for the first quarter increased 8.1 percent.

         Circulation revenues increased $1.2 million, or 5.2 percent, in the first quarter of 2000. The higher circulation revenues primarily reflected the addition of new circulation revenue from The Pantagraph.

         Other publishing revenues increased $1.6 million, or 14.4 percent, in 2000, resulting primarily from the addition of new preprint revenue from The Pantagraph, as well as higher revenues from the Company's "new media" operations.

         Operating expenses (including selling, general and administrative expenses, general corporate expense and depreciation and amortization), excluding the St. Louis Agency adjustment, decreased to $88.9 million for the 2000 first quarter from $105.8 million for the same period in the prior year. The prior year expense included $26.7 million of stock option cash-out and bonus payments to publishing employees in connection with the prior year Merger. Excluding these Merger costs and the results of properties acquired and sold from both 2000 and 1999, operating expenses increased 5.7 percent to $83.3 million in the 2000 first quarter. The increase on a comparable basis reflected higher overall personnel costs of $2.5 million and higher depreciation and amortization expense of $1 million. These expense increases were partially offset by a decline in newsprint costs of $1.4 million, reflecting lower newsprint prices in the current year quarter.

         For the first quarter of 2000, the Company reported operating income of $10 million compared to an operating loss of $16.7 million in the prior year quarter. The prior year loss resulted from the Merger costs of $26.7 million. Excluding these Merger costs from the prior year, operating income for the first quarter of 2000 increased 0.6 percent.

         Interest income for the first quarter of 2000 increased to $5.8 million from $2.2 million in the prior year quarter. The increase reflected the inflow of approximately $429 million of net cash in connection with the Spin-off and Merger on March 18, 1999.

         The Company reported a net gain on marketable securities and investments of $2.1 million in the first quarter of 2000 compared with a gain of $111,000 in 1999. The current year increase resulted from the favorable performance of two limited partnership investments partially offset by losses from the sale of marketable security investments.

         For the first quarter of 2000, the Company reported income from continuing operations of $9.9 million, or $0.45 per diluted share, compared to a loss of $8.5 million, or $0.38 per diluted share, in the prior year quarter. The prior year loss resulted from the Merger costs of $26.7 million. Excluding these Merger costs, income from continuing operations for the first quarter of 1999 would have been $7 million, or $0.31 per diluted share, resulting in a current year increase of 41.8 percent. This increase on a comparable basis primarily reflected the higher interest income and limited partnership investment gains in the current year quarter.

         Fluctuations in the price of newsprint significantly impact the results of the Company's newspaper operations, where newsprint expense typically accounts for approximately 15 to 20 percent of total operating costs. For the first quarter of 2000, the Company's average cost for newsprint was approximately $515 per metric ton, compared to approximately $570 per metric ton in the 1999 first quarter. On April 1, 2000, the Company's newsprint suppliers increased the price of newsprint by approximately $50 per metric ton. This price increase will begin to impact the Company's newsprint costs during the second quarter of 2000. In the second quarter of 1999, the Company's average cost of newsprint was approximately $520 per metric ton.

LIQUIDITY AND CAPITAL RESOURCES

     As of March 31, 2000, the Company had no outstanding debt and cash and marketable securities of approximately $401 million compared with cash and marketable securities of approximately $558 million as of December 31, 1999. On January 11, 2000, the Company acquired the assets of The Pantagraph in a $180 million purchase transaction. The Company funded the Pantagraph acquisition with the proceeds from the sale of investments in marketable securities.

     On May 1, 2000, under the terms of the Operating Agreement, Herald received a cash distribution of $306 million from PD LLC. This distribution was financed by a $306 million loan (the "Loan") to PD LLC from the Lenders. The aggregate principal amount of the Loan is payable on April 28, 2009 and bears interest at an annual rate of 8.05 percent. The Loan is guaranteed by the Company pursuant to a Guaranty Agreement with the Lenders. In turn, pursuant to an Indemnity Agreement entered into between Herald and the Company, Herald agreed to indemnify the Company for any payments that the Company may make under the Guaranty Agreement.

     As of March 31, 2000, commitments for capital expenditures were approximately $4.1 million, relating to normal capital equipment replacements. Capital expenditures to be made by the Company in fiscal 2000 are estimated to be approximately $7 million. In addition, as of March 31, 2000, the Company had capital contribution commitments of approximately $2.1 million related to a limited partnership investment.

     On July 16, 1999, the Company's Board of Directors approved the repurchase of up to $50 million of its common stock in the open market. As of March 31, 2000, 527,300 shares had been repurchased for approximately $21.7 million. On May 1, 2000, the Company announced that its Board of Directors authorized the repurchase of an additional $50 million of its common stock. The Company expects to repurchase the common stock in the open market over the next 12 to 24 months, depending upon price, availability and other corporate developments.

     At March 31, 2000, the Company had working capital of $421.6 million and a current ratio of 10.1 to 1. This compares to working capital of $595.5 million and a current ratio of 16 to 1 at December 31, 1999.

     The Company generally expects to generate sufficient cash from operations to cover ordinary capital expenditures, working capital requirements and dividend payments.

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
           MARKET RISK
--------------------------------------------------------------------------------


     The primary raw material used in the Company's operations is newsprint, typically representing 15 to 20 percent of operating expenses. For the full year of 1999, the Company consumed approximately 102,000 metric tons of newsprint at an average cost of approximately $514 per metric ton. Historically, newsprint has been subject to significant price fluctuations from year to year, unrelated in many cases to general economic conditions. In the last five years, the Company's average annual cost per ton of newsprint has varied from a low of $514 per metric ton in 1999 to a high of $675 per metric ton in 1995. For the first quarter of 2000, the Company's average cost of newsprint was approximately $515 per metric ton. On April 1, 2000, the Company's newsprint suppliers increased the price of newsprint by approximately $50 per metric ton. This price increase will begin to impact the Company's newsprint costs during the second quarter of 2000. The Company attempts to obtain the best price available by combining newsprint purchases for its different newspaper locations but does not enter into derivative contracts in an attempt to reduce the impact of year to year price fluctuations on its consolidated newsprint expense.

As of March 31, 2000, the Company had no outstanding debt and a combined balance of cash and marketable securities of approximately $401 million. As of May 1, 2000, the Company has guaranteed a $306 million loan to PD LLC. See Item
2. Management's Discussion and Analysis of Financial Condition and Results of Operations - "Liquidity and Capital Resources." The Company anticipates funding potential newspaper acquisitions and repurchasing shares of its common stock with a portion of its available cash and marketable securities. In the interim, the Company's investments in marketable securities include a mixture of short to medium-term government, corporate and asset-backed debt obligations. These investments will expose the Company to market risks that may cause the future value of these investments to be lower than the original cost of such investments at the time of purchase.

                           PART II. OTHER INFORMATION


ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K
--------------------------------------------------------------------------------


         (a)      The following exhibits are filed as part of this report:

                  10.1 St. Louis Post-Dispatch LLC Note Agreement, dated as of May 1, 2000.

                  10.2   Pulitzer Inc. Guaranty Agreement, dated as of May 1,
                         2000.

                  10.3 License Agreement, dated as of May 1, 2000, by and between Pulitzer Inc. and St. Louis Post-Dispatch LLC.

                  10.4   Non-Confidentiality Agreement, dated as of May 1, 2000.


                  27.1   Financial Data Schedule

                  The following exhibits are incorporated herein by reference to the Company's Current Report on Form 8-K dated May 1, 2000, filed with the Securities and Exchange Commission on May 2, 2000:

                  2.1 Joint Venture Agreement, dated as of May 1, 2000, among Pulitzer Inc., Pulitzer Technologies, Inc., The Herald Company, Inc. and St. Louis Post-Dispatch LLC.

                  2.2 Operating Agreement of St. Louis Post-Dispatch LLC, dated as of May 1, 2000.

                  2.3 Indemnity Agreement, dated as of May 1, 2000, between The Herald Company, Inc. and Pulitzer Inc.

         (b) Reports on Form 8-K. The Company filed a Current Report on Form 8-K on January 25, 2000 related to its acquisition of The Pantagraph, a daily and Sunday newspaper located in Bloomington, Illinois, from The Chronicle Publishing Company.

All other items of this report are not applicable for the current quarter.


                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                          PULITZER INC.
                                                          (Registrant)

Date:  May 9, 2000                                  /s/  Ronald H. Ridgway
                                               ---------------------------------
                                                         (Ronald H. Ridgway)
                                               Director; Senior Vice-President-
                                               Finance
                                               (on behalf of the Registrant and
                                               as principal financial officer)

                                  EXHIBIT INDEX


    EXHIBIT NUMBER    TITLE OR DESCRIPTION

       10.1           St. Louis Post-Dispatch LLC Note Agreement, dated as of
                      May 1, 2000.

       10.2           Pulitzer Inc. Guaranty Agreement, dated as of May 1, 2000.

       10.3 License Agreement, dated as of May 1, 2000, by and between Pulitzer Inc. and St. Louis Post-Dispatch LLC.

       10.4           Non-Confidentiality Agreement, dated as of May 1, 2000.


       27.1           Financial Data Schedule