Form 10-Q
period 2000-06-25
PULITZER INC
filed 2000-08-09
CIK 1068848

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                       ----------------------------------


                                    FORM 10-Q

          (Mark One)
          /x/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
              SECURITIES EXCHANGE ACT OF 1934
          For the quarterly period ended JUNE 25, 2000
                                         -------------
                                       OR
          / / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
              SECURITIES EXCHANGE ACT OF 1934
          For the transition period from                   to
                                         ------------------  -----------------

                         COMMISSION FILE NUMBER 1-14541

                       ----------------------------------

                                  PULITZER INC.
             (Exact name of registrant as specified in its charter)

                       ----------------------------------

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

                          YES /X/               NO / /
                       ----------------------------------

       Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


                  CLASS                          OUTSTANDING 7/31/00
         -----------------------               -----------------------
              COMMON STOCK                             8,658,376
          CLASS B COMMON STOCK                        13,476,696


================================================================================

                          PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS


PULITZER INC. AND SUBSIDIARIES
STATEMENTS OF CONSOLIDATED OPERATIONS
(UNAUDITED---IN THOUSANDS, EXCEPT EARNINGS PER SHARE DATA)

                                                             Second Quarter Ended          Six Months Ended
                                                                   June 30,                    June 30,
                                                           -------------------------    ------------------------
                                                              2000          1999          2000          1999
                                                           -----------   -----------    ----------    ----------
OPERATING REVENUES - NET:
    Advertising                                               $75,120       $65,701      $144,842      $126,781
    Circulation                                                22,571        21,563        45,770        43,605
    Other                                                      14,728        11,430        27,584        22,665
                                                           -----------   -----------    ----------    ----------
              Total operating revenues                        112,419        98,694       218,196       193,051
                                                           -----------   -----------    ----------    ----------

OPERATING EXPENSES:
    Operations                                                 39,436        35,718        78,327        72,857
    Selling, general and administrative                        43,925        37,607        85,557        73,802
    General corporate expense                                   1,708         1,926         3,587         3,736
    Stock option cash-outs and bonuses                                                                   26,685
    St. Louis Agency adjustment                                 2,518         7,032         9,363        12,271
    Depreciation and amortization                               7,496         4,020        14,005         8,029
                                                           -----------   -----------    ----------    ----------
              Total operating expenses                         95,083        86,303       190,839       197,380
                                                           -----------   -----------    ----------    ----------

  Operating income (loss)                                      17,336        12,391        27,357        (4,329)

  Interest income                                               5,687         7,761        11,481         9,953
  Interest expense                                             (3,795)                     (3,795)
  Net gain (loss) on marketable securities and investments        879        (1,043)        2,961          (932)
  Equity in losses of joint venture investment                   (460)                       (995)
  Net other expense                                              (388)       (1,519)         (763)       (1,784)
                                                           -----------   -----------    ----------    ----------

INCOME FROM CONTINUING OPERATIONS
  BEFORE PROVISION FOR INCOME TAXES                            19,259        17,590        36,246         2,908

PROVISION FOR INCOME TAXES                                      8,110         7,898        15,224         1,732

MINORITY INTEREST IN NET EARNINGS OF
  SUBSIDIARY                                                      162                         162
                                                           -----------   -----------    ----------    ----------
INCOME FROM CONTINUING OPERATIONS                              10,987         9,692        20,860         1,176

LOSS FROM DISCONTINUED OPERATIONS,
  NET OF TAX                                                                                            (21,449)
                                                           -----------   -----------    ----------    ----------
NET INCOME (LOSS)                                             $10,987        $9,692       $20,860      $(20,273)
                                                           ===========   ===========    ==========    ==========

BASIC EARNINGS PER SHARE OF STOCK:
  Income from continuing operations                             $0.50         $0.43         $0.94         $0.05
  Loss from discontinued operations                                                                       (0.95)
                                                           -----------   -----------    ----------    ----------
  Earnings (loss) per share                                     $0.50         $0.43         $0.94        $(0.90)
                                                           ===========   ===========    ==========    ==========
  Weighted average number of shares outstanding                22,128        22,647        22,125        22,625
                                                           ===========   ===========    ==========    ==========
DILUTED EARNINGS PER SHARE OF STOCK:
  Income from continuing operations                             $0.50         $0.43         $0.94         $0.05
  Loss from discontinued operations                                                                       (0.95)
                                                           -----------   -----------    ----------    ----------
  Earnings (loss) per share                                     $0.50         $0.43         $0.94        $(0.90)
                                                           ===========   ===========    ==========    ==========
  Weighted average number of shares outstanding                22,129        22,667        22,150        22,635
                                                           ===========   ===========    ==========    ==========

See notes to consolidated financial statements.

PULITZER INC. AND SUBSIDIARIES
STATEMENTS OF CONSOLIDATED COMPREHENSIVE INCOME (LOSS)
(UNAUDITED---IN THOUSANDS)

                                                             Second Quarter Ended          Six Months Ended
                                                                   June 30,                    June 30,
                                                           -------------------------    ------------------------
                                                              2000          1999          2000          1999
                                                           -----------   -----------    ----------    ----------
NET INCOME (LOSS)                                             $10,987        $9,692       $20,860      $(20,273)

OTHER COMPREHENSIVE INCOME (LOSS),
  NET OF TAX:

  Unrealized holding gains (losses) on marketable
    securities arising during the period                          373        (3,536)         (742)       (3,536)

  Reclassification adjustment                                      50           575           499           575
                                                           -----------   -----------    ----------    ----------

  Other comprehensive income (loss)                               423        (2,961)         (243)       (2,961)
                                                           -----------   -----------    ----------    ----------

COMPREHENSIVE INCOME (LOSS)                                   $11,410        $6,731       $20,617      $(23,234)
                                                           ===========   ===========    ==========    ==========



See notes to consolidated financial statements.

PULITZER INC. AND SUBSIDIARIES
STATEMENTS OF CONSOLIDATED FINANCIAL POSITION
(UNAUDITED---IN THOUSANDS)

                                                                           June 30,         December 31,
                                                                             2000               1999
                                                                        --------------     --------------
ASSETS

CURRENT ASSETS:
  Cash and cash equivalents                                                $   95,797           $106,177
  Marketable securities                                                       315,255            451,714
  Trade accounts receivable (less allowance for doubtful
    accounts of $2,076 and $2,362)                                             44,256             42,175
  Inventory                                                                     2,474              5,146
  Income taxes receivable                                                         408             18,279
  Prepaid expenses and other                                                   11,240             11,729
                                                                        --------------     --------------

              Total current assets                                            469,430            635,220
                                                                        --------------     --------------

PROPERTIES:
  Land                                                                          7,070              5,611
  Buildings                                                                    49,359             45,034
  Machinery and equipment                                                     152,950            107,796
  Construction in progress                                                      3,248              7,158
                                                                        --------------     --------------
              Total                                                           212,627            165,599
  Less accumulated depreciation                                               109,905             81,995
                                                                        --------------     --------------

              Properties - net                                                102,722             83,604
                                                                        --------------     --------------

INTANGIBLE AND OTHER ASSETS:
  Intangible assets - net of amortization                                     669,084            185,492
  Receivable from The Herald Company                                                              35,901
  Other                                                                        57,696             38,070
                                                                        --------------     --------------

              Total intangible and other assets                               726,780            259,463
                                                                        --------------     --------------

                   TOTAL                                                   $1,298,932           $978,287
                                                                        ==============     ==============


                                                                     (Continued)
                                       4

PULITZER INC. AND SUBSIDIARIES
STATEMENTS OF CONSOLIDATED FINANCIAL POSITION
(UNAUDITED--- IN THOUSANDS, EXCEPT SHARE DATA)

                                                                           June 30,         December 31,
                                                                            2000               1999
                                                                        --------------     --------------
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Trade accounts payable                                                   $   10,252         $   13,771
  Salaries, wages and commissions                                              12,371             12,481
  Interest payable                                                              3,790
  Pension obligations                                                             414                288
  Acquisition payable                                                           9,707              9,707
  Dividends payable                                                             3,540
  Other                                                                         5,226              3,443
                                                                        --------------     --------------
              Total current liabilities                                        45,300             39,690
                                                                        --------------     --------------

LONG TERM DEBT                                                                306,000
                                                                        --------------     --------------

PENSION OBLIGATIONS                                                            27,559             26,549
                                                                        --------------     --------------

POSTRETIREMENT AND POSTEMPLOYMENT
  BENEFIT OBLIGATIONS                                                          86,884             86,902
                                                                        --------------     --------------

OTHER LONG-TERM LIABILITIES                                                     9,574             11,695
                                                                        --------------     --------------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
  Preferred stock, $.01 par value; shares authorized - 100,000,000 in
    2000 and 1999; issued and outstanding - none
  Common stock, $.01 par value; shares authorized - 100,000,000 in
    2000 and 1999; issued - 9,070,276 in 2000 and 8,513,203 in 1999                91                 85
  Class B common stock, convertible, $.01 par value; shares authorized
    - 100,000,000 in 2000 and 1999; issued - 13,587,696
    in 2000 and 14,131,814 in 1999                                                136                141
  Additional paid-in capital                                                  425,631            425,451
  Retained earnings                                                           423,918            413,676
  Accumulated other comprehensive income (loss)                                (4,439)            (4,196)
                                                                        --------------     --------------
              Total                                                           845,337            835,157
  Treasury stock - at cost; 527,846 and 527,471 shares of common
    stock in 2000 and 1999, respectively                                      (21,722)           (21,706)
                                                                        --------------     --------------
              Total stockholders' equity                                      823,615            813,451
                                                                        --------------     --------------

                   TOTAL                                                   $1,298,932         $  978,287
                                                                        ==============     ==============


                                                                     (Concluded)

See notes to consolidated financial statements.

PULITZER INC. AND SUBSIDIARIES
STATEMENTS OF CONSOLIDATED CASH FLOWS
(UNAUDITED---IN THOUSANDS)

                                                                                  Six Months Ended
                                                                                      June 30,
                                                                           --------------------------------
                                                                               2000              1999
                                                                           --------------    --------------
CONTINUING OPERATIONS
CASH FLOWS FROM OPERATING ACTIVITIES:
  Income from continuing operations                                            $  20,860         $   1,176
  Adjustments to reconcile net income to net cash provided by operating activities:
    Depreciation                                                                   6,445             4,340
    Amortization                                                                   7,560             3,689
    Loss on sale of assets                                                           820             2,131
    Changes in assets and liabilities (net of the effects of the purchase and sale of properties) which provided (used) cash:
        Trade accounts receivable                                                    768             2,174
        Inventory                                                                  2,979            (4,395)
        Other assets                                                               4,998            12,506
        Trade accounts payable and other liabilities                                (436)            5,032
        Income taxes                                                              17,871           (15,038)
                                                                           --------------    --------------
NET CASH PROVIDED BY OPERATING ACTIVITIES                                         61,865            11,615
                                                                           --------------    --------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures                                                            (4,904)           (6,214)
  Purchase of publishing properties, net of cash acquired                       (491,798)
  Sale of publishing property                                                                        3,300
  Purchase of newspaper circulation routes                                        (2,707)             (273)
  Purchases of marketable securities                                             (78,052)         (695,557)
  Sales of marketable securities                                                 210,224           235,746
  Investment in joint ventures and limited partnerships                           (4,461)           (3,808)
  Decrease in notes receivable                                                       148                51
                                                                           --------------    --------------
NET CASH USED IN INVESTING ACTIVITIES                                           (371,550)         (466,755)
                                                                           --------------    --------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Dividends paid                                                                  (7,078)           (6,769)
  Proceeds from issuance of long-term debt                                       306,000
  Proceeds from exercise of stock options                                                            2,280
  Proceeds from employee stock purchase plan                                         399
  Purchase of treasury stock                                                         (16)             (110)
                                                                           --------------    --------------
NET CASH PROVIDED BY (USED) IN FINANCING ACTIVITIES                              299,305            (4,599)
                                                                           --------------    --------------

CASH USED IN CONTINUING OPERATIONS                                               (10,380)         (459,739)
                                                                           --------------    --------------

DISCONTINUED OPERATIONS
  Operating activities                                                                             (21,820)
  Investing activities:
    Capital expenditures                                                                            (1,488)
    Sale of investment in limited partnership                                                        5,000
  Financing activities:
    Proceeds from issuance of long-term debt                                                       700,000
    Repayments of long-term debt                                                                  (172,705)
    Payment of Spin-off and Merger Transaction costs                                               (31,272)
    Payment of estimated working capital adjustment related to Merger                               (3,010)
                                                                           --------------    --------------
CASH PROVIDED BY DISCONTINUED OPERATIONS                                         -                 474,705
                                                                           --------------    --------------

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS                             (10,380)           14,966
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR                                   106,177           110,171
                                                                           --------------    --------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                     $  95,797         $ 125,137
                                                                           ==============    ==============

                                                                     (Continued)

PULITZER INC. AND SUBSIDIARIES
STATEMENTS OF CONSOLIDATED CASH FLOWS
(UNAUDITED---IN THOUSANDS)

                                                                                 Six Months Ended
                                                                                     June 30,
                                                                         --------------------------------
                                                                                 2000              1999

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Cash paid (received) during the period for:
    Interest paid                                                             $ -                 $8,429
    Interest received                                                          (13,505)           (4,070)
    Income taxes                                                                14,867             5,433
    Income tax refunds                                                         (17,613)           (1,190)

SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING
  AND FINANCING ACTIVITIES:
  Divestiture of broadcasting business--decrease in Net Liabilities of
    Broadcasting Business and increase in Additional Paid-in Capital          $ -               $494,721
  Spin-off and Merger Transaction costs--decrease in Other Assets
    and decrease in Additional Paid-in Capital                                                     4,253
  Increase in Dividends Payable and decrease in Retained Earnings                3,540             3,395
  Cancellation of treasury stock:
    Decrease in Treasury Stock and Class B Common Stock                                              117
    Decrease in Treasury Stock and Additional Paid-in Capital                                    187,966







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

2.       ACCOUNTING POLICIES

Interim Adjustments - In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the Company's financial position as of June 30, 2000, results of operations for the three-month and six-month periods ended June 30, 2000 and 1999 and cash flows for the six-month periods ended June 30, 2000 and 1999. These financial statements should be read in conjunction with the audited consolidated financial statements and related notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1999. Results of operations for interim periods are not necessarily indicative of the results to be expected for the full year.

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

                                                      Second Quarter Ended          Six Months Ended
                                                            June 30,                    June 30,
                                                    -------------------------   -------------------------
                                                       2000          1999          2000          1998
                                                         (In thousands)              (In thousands)
Weighted average shares outstanding (Basic EPS)         22,128        22,647        22,125        22,625

Stock option equivalents                                     1            20            25            10
                                                    -----------   -----------   -----------   -----------
Weighted average shares outstanding and
    stock option equivalents (Diluted EPS)              22,129        22,667        22,150        22,635
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

3.       ACQUISITION OF PROPERTIES

On January 11, 2000, the Company acquired in an asset purchase The Pantagraph, a daily and Sunday newspaper that serves the central Illinois cities of Bloomington and Normal, and a group of seven community newspapers known as the Illinois Valley Press, from The Chronicle Publishing Company of San Francisco ("Chronicle") for an aggregate of $180 million, excluding acquisition costs and a separate payment for working capital (the "Pantagraph Acquisition"). The purchase price has been allocated among the operating assets of the newspapers, specifically identifiable intangibles and goodwill with useful lives ranging from 3 to 40 years. The Company funded this acquisition with the proceeds from the sale of a portion of its investments in marketable securities.

On May 1, 2000, the Company, Pulitzer Technologies, Inc., a wholly-owned subsidiary of the Company (together with the Company, the "Pulitzer Parties") and The Herald Company, Inc. ("Herald") completed the transfer of their respective interests in the assets and operations of the St. Louis Post-Dispatch (the "Post-Dispatch") and certain related businesses to a new joint venture, known as St. Louis Post-Dispatch LLC ("PD LLC") (the "Venture"). The Company will control and manage PD LLC. Under the terms of the operating agreement governing PD LLC (the "Operating Agreement"), the Pulitzer Parties hold a 95 percent interest in the results of operations of PD LLC and Herald holds a 5 percent interest. Previously, under the terms of the St. Louis Agency Agreement, which had governed the operations of the Post-Dispatch since 1961, the Company and Herald generally shared its operating profits and losses, as well as its capital expenditures, on a 50-50 basis. Also, under the terms of the Operating Agreement, Herald received on May 1, 2000 a cash distribution of $306 million from PD LLC. This distribution was financed by a $306 million loan (the "Loan") to PD LLC from a group of institutional lenders (the "Lenders") led by Prudential Capital Group, a division of The Prudential Insurance Company of America. The Venture and the Loan are treated as a purchase for accounting purposes with a substantial balance recorded as goodwill based on a preliminary allocation. The goodwill balance will be amortized over a life of 40 years.

The following supplemental unaudited pro forma information shows the results of operations of the Company for the three-month and six-month periods ended June 30, 2000 and 1999 assuming the Pantagraph Acquisition, the Venture and the Loan had been consummated at the beginning of each of the respective periods. The unaudited pro forma financial information is not necessarily indicative either of results of operations that would have occurred had the Pantagraph Acquisition, Venture and Loan occurred at the beginning of the respective periods, or of future results of operations (in thousands, except per share amounts).

                                                           Second Quarter Ended      Six Months Ended
                                                                 June 30,                June 30,
                                                          -----------------------  ----------------------
                                                             2000        1999        2000        1999
     Operating revenues - net                               $112,612    $106,586    $218,981    $208,249
                                                          =========== ===========  ==========  ==========
     Operating income                                        $18,988     $17,866     $33,471      $4,679
                                                          =========== ===========  ==========  ==========
     Income from continuing operations                       $10,457      $7,575     $19,041     $(4,069)
                                                          =========== ===========  ==========  ==========
     Basic earnings per share of stock:
         Income from continuing operations                     $0.47       $0.33       $0.86      $(0.18)
                                                          =========== ===========  ==========  ==========
         Weighted average number of shares outstanding        22,128      22,647      22,125      22,625
                                                          =========== ===========  ==========  ==========
     Diluted earnings per share of stock:
         Income from continuing operations                     $0.47       $0.33       $0.86      $(0.18)
                                                          =========== ===========  ==========  ==========
         Weighted average number of shares outstanding        22,129      22,667      22,150      22,635
                                                          =========== ===========  ==========  ==========

On June 24, 2000, the Company entered into an agreement with the Journal Register Company to acquire the assets of the Suburban Newspapers of Greater St. Louis, a group of 39 weekly papers and various niche publications, for $165 million. The acquisition will be financed with a portion of the Company's cash and marketable security investments and is expected to close in August of 2000.

4.       FINANCING ARRANGEMENTS

In connection with the Venture (see Note 3), on May 1, 2000, PD LLC borrowed $306 million from the Lenders. The aggregate principal amount of the Loan is payable on April 28, 2009 and bears interest at an annual rate of 8.05 percent. The Loan is guaranteed by the Company pursuant to a Guaranty Agreement dated as of May 1, 2000 ("Guaranty Agreement") with the Lenders. In turn, pursuant to an Indemnity Agreement dated as of May 1, 2000 ("Indemnity Agreement") entered into between Herald and the Company, Herald agreed to indemnify the Company for any payments that the Company may make under the Guaranty Agreement.

5.       COMMITMENTS AND CONTINGENCIES

At June 30, 2000, the Company and its subsidiaries had construction and equipment commitments of approximately $3,568,000.

The Company is an investor in two limited partnerships requiring future capital contributions. As of June 30, 2000, the Company's unfunded capital contribution commitments related to these investments totaled approximately $15,219,000.

The Company and its subsidiaries are involved, from time to time, in various claims and lawsuits incidental to the ordinary course of their business, including such matters as libel, slander and defamation actions and complaints alleging discrimination. While the results of litigation cannot be predicted, management believes the ultimate outcome of any existing litigation will not have a material adverse effect on the consolidated financial statements of the Company and its subsidiaries.

6.       NEWSPAPER REVENUES

The Company's newspaper publishing revenues consist of the following:

                                             Second Quarter Ended              Six Months Ended
                                                   June 30,                        June 30,
                                          ----------------------------   -----------------------------
                                             2000            1999            2000            1999
                                                 (In thousands)                  (In thousands)
St. Louis Post-Dispatch                      $ 67,726        $ 63,795        $132,740        $124,457

Star Publishing Company                        14,915          14,087          29,781          28,520

Pulitzer Community Newspaper Group             28,865          20,251          54,157          39,032

Other publishing revenue                          913             561           1,518           1,042
                                          ------------    ------------   -------------   -------------

    Total publishing revenue                 $112,419        $ 98,694        $218,196        $193,051
                                          ============    ============   =============   =============

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

Statements in this Quarterly Report on Form 10-Q concerning the Company's business outlook or future economic performance, anticipated profitability, revenues, expenses or other financial items, together with other statements that are not historical facts, are "forward-looking statements" as that term is defined under the Federal Securities Laws. Forward-looking statements are subject to risks, uncertainties and other factors which could cause actual results to differ materially from those stated in such statements. Such risks, uncertainties and other factors include, but are not limited to, industry cyclicality, the seasonal nature of the business, changes in pricing or other actions by competitors or suppliers (including newsprint), capital or similar requirements, and general economic conditions, any of which may impact advertising and circulation revenues and various types of expenses, as well as other risks detailed in the Company's filings with the Securities and Exchange Commission including this Quarterly Report on Form 10-Q. Although the Company believes that the expectations reflected in forward-looking statements are reasonable, it cannot guarantee future results, levels of activity, performance or achievements.

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


RECENT EVENTS

     On January 11, 2000, the Company acquired in an asset purchase The Pantagraph, a daily and Sunday newspaper that serves the central Illinois cities of Bloomington and Normal, and a group of seven community newspapers known as the Illinois Valley Press, from The Chronicle Publishing Company of San Francisco for an aggregate of $180 million, excluding acquisition costs and a separate payment for working capital (the "Pantagraph Acquisition"). The Company funded this acquisition with the proceeds from the sale of a portion of its investments in marketable securities.

     On May 1, 2000, the Company, Pulitzer Technologies, Inc., a wholly-owned subsidiary of the Company (together with the Company, the "Pulitzer Parties") and The Herald Company, Inc. ("Herald") completed the transfer of their respective interests in the assets and operations of the St. Louis Post-Dispatch (the "Post-Dispatch") and certain related businesses to a new joint venture, known as St. Louis Post-Dispatch LLC ("PD LLC") (the "Venture"). The Company will control and manage PD LLC. Under the terms of the operating agreement governing PD LLC (the "Operating Agreement"), the Pulitzer Parties hold a 95 percent interest in the results of operations of PD LLC and Herald holds a 5 percent interest. Previously, under the terms of the St. Louis Agency Agreement, which had governed the operations of the Post-Dispatch since 1961, the Company and Herald generally shared its operating profits and losses, as well as its capital expenditures, on a 50-50 basis. Also, under the terms of the Operating Agreement, Herald received on May 1, 2000 a cash distribution of $306 million from PD LLC. This distribution was financed by a $306 million loan (the "Loan") to PD LLC from a group of institutional lenders (the "Lenders") led by Prudential Capital Group, a division of The Prudential Insurance Company of America. The Venture and the Loan are treated as a purchase for accounting purposes.

     On June 24, 2000, the Company entered into an agreement with the Journal Register Company to acquire the assets of the Suburban Newspapers of Greater St. Louis, a group of 39 weekly papers and various niche publications, for $165 million. The acquisition will be financed with a portion of the Company's cash and marketable security investments and is expected to close in August of 2000.


THREE MONTHS ENDED JUNE 30, 2000 COMPARED WITH 1999

         Operating revenues for the second quarter of 2000 increased 13.9 percent, to $112.4 million from $98.7 million in the second quarter of 1999. The gain primarily reflected higher advertising revenues and the contribution from The Pantagraph, acquired in January 2000. In addition to the Pantagraph Acquisition in 2000, the Company sold its daily newspaper in Hamilton, Montana in May 1999. Excluding the results of properties acquired and sold from both 2000 and 1999, revenues for the second quarter of 2000 increased 6.3 percent.

         Newspaper advertising revenues increased $9.4 million, or 14.3 percent, in the second quarter of 2000. The current year increase primarily reflected the addition of new advertising revenue from The Pantagraph and higher revenue at the Post-Dispatch. At the Post-Dispatch, gains were driven by increases in national and classified advertising, reflecting rate increases in January 2000 as well as a prior classified rate increase in mid-1999. Excluding the results of properties acquired and sold from both 2000 and 1999, advertising revenues for the second quarter increased 7.3 percent, reflecting the Post-Dispatch gains as well as solid increases at the Arizona Daily Star (the "Star") and at many of the Pulitzer Community Newspaper Group ("PCN Group") locations.

         Circulation revenues increased $1 million, or 4.7 percent, in the second quarter of 2000. The higher circulation revenues primarily reflected the addition of new circulation revenue from The Pantagraph.

         Other publishing revenues increased $3.3 million, or 28.9 percent, in 2000, resulting primarily from the addition of new preprint revenue from The Pantagraph, higher preprint revenue at the Post-Dispatch, and higher revenue from the Company's "new media" operations.

         Operating expenses (including selling, general and administrative expenses, general corporate expense and depreciation and amortization), excluding the St. Louis Agency adjustment, increased 16.8 percent to $92.6 million in the 2000 second quarter, reflecting the addition of new expenses from The Pantagraph. Excluding the results of properties acquired and sold from both 2000 and 1999 and new goodwill amortization in 2000 related to the Company's increased interest in the Post-Dispatch, operating expenses increased $5.8 million, or 7.4 percent. The increase on a comparable basis primarily reflected higher overall personnel costs of $3.8 million and higher newsprint expense of $526,000.

         For the second quarter of 2000, the Company reported an increase in operating income of 39.9 percent, or $17.3 million, compared to $12.4 million in the prior year quarter. The significant current year increase primarily reflected the impact of the Company's increased interest in the results of operations of the Post-Dispatch and The Pantagraph's contribution to operating income in 2000.

         Interest income for the second quarter of 2000 decreased to $5.7 million from $7.8 million in the prior year quarter. The decrease reflected the lower average balance of invested funds in the current year quarter due to the outflow of approximately $180 million of combined cash and marketable securities on January 11, 2000 in connection with the Pantagraph Acquisition.

         The Company reported interest expense of $3.8 million in the second quarter of 2000. The current year interest expense results from the $306 million borrowing by PD LLC on May 1, 2000 to fund the cash distribution to Herald under the terms of the Operating Agreement.

         The Company reported a net gain on marketable securities and investments of $879,000 in the second quarter of 2000 compared with a loss of $1 million in 1999. The current year increase resulted from the favorable performance of two limited partnership investments partially offset by losses from the sale of marketable security investments.

         Net other expense for the second quarter of 2000 was $388,000 compared with $1.5 million in the prior year quarter. The significant decline from the 1999 second quarter resulted from the prior year loss of $1.1 million related to the sale of the Company's newspaper property in Hamilton, Montana.

         The effective income tax rate for the second quarter of 2000 was 42.1 percent compared with a rate of 44.9 percent in the prior year quarter. The higher effective tax rate in the prior year quarter reflected the impact of the Hamilton newspaper sale.

         For the second quarter of 2000, the Company reported income from continuing operations of $11 million, or $0.50 per diluted share, compared to $9.7 million, or $0.43 per diluted share, in the prior year quarter. The current year increase primarily reflects the improved operating results of the Post-Dispatch and the limited partnership gains. In addition, the current year comparison reflects the impact of dilution from the current year Pantagraph Acquisition and PD LLC Venture, as well as the prior year loss from the sale of the Hamilton newspaper property.

SIX MONTHS ENDED JUNE 30, 2000 COMPARED WITH 1999

         Operating revenues for the first six months of 2000 increased 13 percent, to $218.2 million from $193.1 million in the prior year six-month period. The gain primarily reflected higher advertising revenues and the contribution from The Pantagraph, acquired in January 2000. In addition to the Pantagraph Acquisition in 2000, the Company sold its daily newspaper in Hamilton, Montana in May 1999. Excluding the results of properties acquired and sold from both 2000 and 1999, revenues for the first half of 2000 increased 6.1 percent.

         Newspaper advertising revenues increased $18.1 million, or 14.2 percent, in the first six months of 2000. The current year increase primarily reflected the addition of new advertising revenue from The Pantagraph and higher revenue at the Post-Dispatch. At the Post-Dispatch, gains were driven by increases in national and classified advertising, reflecting rate increases in January 2000 as well as a prior classified rate increase in mid-1999. Excluding the results of properties acquired and sold from both 2000 and 1999, advertising revenues increased 7.7 percent.

         Circulation revenues increased $2.2 million, or 5 percent, in the first half of 2000. The higher circulation revenues primarily reflected the addition of new circulation revenue from The Pantagraph.

         Other publishing revenues increased $4.9 million, or 21.7 percent, in 2000, resulting primarily from the addition of new preprint revenue from The Pantagraph, higher preprint revenue at the Post-Dispatch and higher revenue from the Company's "new media" operations.

         Operating expenses (including selling, general and administrative expenses, general corporate expense and depreciation and amortization), excluding the St. Louis Agency adjustment, decreased 2 percent to $181.5 million for the first six months of 2000. The prior year expense included $26.7 million of stock option cash-out and bonus payments to publishing employees in connection with the prior year broadcasting merger (the "Merger"). (See Note 1 to the Company's consolidated financial statements included in Item 1. of this Quarterly Report on Form 10-Q.) Excluding these Merger costs from 1999, the results of properties acquired and sold from both 2000 and 1999 and new goodwill amortization in 2000 related to the Company's increased interest in the Post-Dispatch, operating expenses increased 6.5 percent to $168.2 million in 2000 from $157.9 million in the prior year. The increase on a comparable basis reflected higher overall personnel costs of $6.3 million and higher depreciation and amortization expense of $1.8 million. A decline in newsprint expense of $918,000, reflecting lower prices in the first quarter of the current year, partially offset the expense increases.

         For the first half of 2000, the Company reported operating income of $27.4 million compared to operating loss of $4.3 million in the prior year six-month period. The prior year loss resulted from the Merger costs of $26.7 million. Excluding these Merger costs from the prior year, operating income would have increased 22.4 percent to $27.4 million from $22.4 million in the prior year. The significant current year increase primarily reflected the impact of the Company's increased interest in the results of operations of the Post-Dispatch and The Pantagraph's contribution to operating income in 2000.

         Interest income for the first six months of 2000 increased to $11.5 million from $10 million in the corresponding period of the prior year, resulting from a higher average balance of cash and marketable securities in 2000. The higher balance reflected the inflow of approximately $429 million of net cash in connection with the Spin-off and Merger on March 18, 1999. This was partially offset by the outflow of approximately $180 million of net cash on January 11, 2000 in connection with the Pantagraph Acquisition.

         The Company reported interest expense of $3.8 million in the first half of 2000. The current year interest expense results from the $306 million borrowing by PD LLC on May 1, 2000 to fund the cash distribution to Herald under the terms of the Operating Agreement.

         The Company reported a net gain on marketable securities and investments of $3 million in the first six months of 2000 compared with a loss of $932,000 in 1999. The current year increase resulted from the favorable performance of two limited partnership investments partially offset by losses from the sale of marketable security investments.

         Net other expense for the first half of 2000 was $763,000 compared with $1.8 million in the prior year. The significant decline from the 1999 six-month period resulted from the prior year loss of $1.1 million related to the sale of the Company's newspaper property in Hamilton, Montana.

         The effective income tax rate for the first six months of 2000 was 42 percent compared with a rate of 59.6 percent in the prior year. The higher effective tax rate in the prior year reflected the combined impact of the tax gain on the Hamilton newspaper sale and the Company's low 1999 pre-tax income.

         For the first six months of 2000, the Company reported income from continuing operations of $20.9 million, or $0.94 per diluted share, compared to income of $1.2 million, or $0.05 per diluted share, in the prior year. The increase in current year income resulted, in part, from the Merger costs of $26.7 million in the prior year. Excluding these Merger costs, income from continuing operations for 1999 would have been $16.7 million, or $0.74 per diluted share, resulting in a current year increase of 25.3 percent. The increase on a comparable basis primarily reflected the improved operating results of the Post-Dispatch, higher interest income and the limited partnership investment gains in the current year. In addition, the current year comparison reflects the impact of dilution from the current year Pantagraph Acquisition and PD LLC Venture, as well as the prior year loss from the sale of the Hamilton newspaper property.

         Fluctuations in the price of newsprint significantly impact the results of the Company's newspaper operations, where newsprint expense typically accounts for approximately 15 to 20 percent of total operating costs. For the first six months of 2000, the Company's average cost for newsprint was approximately $527 per metric ton, compared to approximately $545 per metric ton in the first half of the prior year. The Company's current cost of newsprint is approximately $550 per metric ton and may increase by $50 per metric ton on September 1, 2000 if a planned price increase is implemented. In the third and fourth quarters of 1999, the Company's average cost per metric ton of newsprint was approximately $493 and $464, respectively.

LIQUIDITY AND CAPITAL RESOURCES

     As of June 30, 2000, the Company had $306 million of outstanding debt compared with no outstanding debt as of December 31, 1999. The new borrowing was made on May 1, 2000 to fund a $306 million cash distribution to Herald under the terms of the PD LLC Operating Agreement. The aggregate principal amount of the Loan is payable on April 28, 2009 and bears interest at an annual rate of 8.05 percent. The Loan is guaranteed by the Company pursuant to a Guaranty Agreement with the Lenders. In turn, pursuant to an Indemnity Agreement entered into between Herald and the Company, Herald agreed to indemnify the Company for any payments that the Company may make under the Guaranty Agreement.

     The Company's Loan requires it to maintain certain financial ratios and prohibits new borrowings, except as permitted thereunder.

     As of June 30, 2000, the Company had a combined balance of cash and marketable securities of approximately $411 million compared with a balance of approximately $558 million as of December 31, 1999. The decline since December 31, 1999 reflects the Company's payment of the $180 million acquisition price for The Pantagraph on January 11, 2000.

     On June 24, 2000, the Company entered into an agreement with the Journal Register Company to purchase the assets of the Suburban Newspapers of Greater St. Louis, a group of 39 weekly papers and various niche publications, for $165 million. The acquisition will be financed with a portion of the Company's cash and marketable security investments and is expected to close in August of 2000.

     As of June 30, 2000, commitments for capital expenditures were approximately $3.6 million, relating to normal capital equipment replacements. Capital expenditures to be made by the Company in fiscal 2000 are estimated to be in the range of $8 to $10 million. In addition, as of June 30, 2000, the Company had capital contribution commitments of approximately $15.2 million related to limited partnership investments.

     On July 16, 1999, the Company's Board of Directors approved the repurchase of up to $50 million of its common stock in the open market. On May 1, 2000, the Company announced that its Board of Directors had authorized an additional $50 million repurchase of its common stock. As of June 30, 2000, 527,300 shares of common stock had been repurchased for approximately $21.7 million.

     The Company generally expects to generate sufficient cash from operations to cover ordinary capital expenditures, working capital requirements, interest payments and dividend payments.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
         MARKET RISK


         The primary raw material used in the Company's operations is newsprint, typically representing 15 to 20 percent of operating expenses. For the full year of 1999, the Company consumed approximately 102,000 metric tons of newsprint at an average cost of approximately $514 per metric ton. Historically, newsprint has been subject to significant price fluctuations from year to year, unrelated in many cases to general economic conditions. In the last five years, the Company's average annual cost per ton of newsprint has varied from a low of $514 per metric ton in 1999 to a high of $675 per metric ton in 1995. For the first half of 2000, the Company's average cost of newsprint was approximately $527 per metric ton. The Company's current cost of newsprint is approximately $550 per metric ton and may increase by $50 per metric ton on September 1, 2000 if a planned price increase is implemented. The Company attempts to obtain the best price available by combining newsprint purchases for its different newspaper locations but does not enter into derivative contracts in an attempt to reduce the impact of year to year price fluctuations on its consolidated newsprint expense.

         The Company's $306 million Loan bears interest at a fixed annual rate of 8.05 percent. Consequently, if held to maturity, the Loan will not expose the Company to market risks associated with general fluctuations in interest rates.

         As of June 30, 2000, the Company had a combined balance of cash and marketable securities of approximately $411 million. The Company expects to fund its pending $165 million acquisition of the assets of the Suburban Newspapers of Greater St. Louis, as well as other potential newspaper acquisitions, with a portion of its available cash and marketable securities. In addition, the Company anticipates repurchasing shares of its common stock with a portion of these funds. In the interim, the Company's investments in marketable securities include a mixture of short to mid-term government, corporate and asset-backed debt obligations. These investments will expose the Company to market risks that may cause the future value of these investments to be lower than the original cost of such investments at the time of purchase.

                           PART II. OTHER INFORMATION

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS


     (a)  The Annual Meeting of Stockholders was held on May 17, 2000.

     (b) The following directors continued their term of office after the Annual Meeting of Stockholders:

          Emily Rauh Pulitzer
          James M. Snowden, Jr.
          Robert C. Woodworth
          Ken J. Elkins
          Alice B. Hayes
          David E. Moore

     (c) The following nominees for election as director received the votes indicated:

                                            For                        Withheld             Abstain
                                            ---                        --------             -------
          William Bush                     148,067,748                  272,522                0
          Michael E. Pulitzer              148,170,184                  170,086                0
          Ronald H. Ridgway                148,172,805                  167,465                0

          The proposal to amend the Pulitzer Inc. 1999 Employee Stock Purchase Plan was approved by the vote indicated:

          For:                                      148,276,387
          Against:                                       58,973
          Broker non-votes:                                   0
          Abstain:                                        4,910

          The selection of Deloitte & Touche LLP as the Company's independent auditors was approved by the vote indicated:

          For:                                      148,319,895
          Against:                                       17,986
          Broker non-votes:                                   0
          Abstain:                                        2,389

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K



     (a)  The following exhibits are filed as part of this report:


          2.1 Asset Sale and Purchase Agreement among Journal Register Company, Journal Register East, Inc., Suburban Newspapers of Greater St. Louis, LLC, Journal Company, Inc. and Pulitzer Inc. and SLSJ LLC dated as of June 24, 2000.

          27.1 Financial Data Schedule


     (b) Reports on Form 8-K. The Company filed a Current Report on Form 8-K on May 2, 2000 related to the PD LLC Venture and the Loan. Also, the Company filed a Form 8-K/A on May 15, 2000 to amend its May 2, 2000 Form 8-K filing for the inclusion of required pro forma financial information.

All other items of this report are not applicable for the current quarter.


                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                PULITZER INC.
                                                (Registrant)

Date:  August 9, 2000                      /s/  Ronald H. Ridgway
                                  ---------------------------------------
                                             (Ronald H. Ridgway)
                                   Director; Senior Vice-President-Finance
                                      (on behalf of the Registrant and
                                       as principal financial officer)

                                  EXHIBIT INDEX


2.1 Asset Sale and Purchase Agreement among Journal Register Company, Journal Register East, Inc., Suburban Newspapers of Greater St. Louis, LLC, Journal Company, Inc. and Pulitzer Inc. and SLSJ LLC dated as of June 24, 2000

27.1                Financial Data Schedule