Form 10-Q
period 2000-09-24
PULITZER INC
filed 2000-11-08
CIK 1068848

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                    -----------------------------------------

                                    FORM 10-Q

              (Mark One)
              /x/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                  SECURITIES EXCHANGE ACT OF 1934
              For the quarterly period ended SEPTEMBER 24, 2000
                                             ------------------
                                                        OR
              / / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                  SECURITIES EXCHANGE ACT OF 1934
              For the transition period from                 to
                                             ----------------  -----------------

                         COMMISSION FILE NUMBER 1-14541

                    -----------------------------------------
                                  PULITZER INC.

             (Exact name of registrant as specified in its charter)

                             ----------------------


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

                    -----------------------------------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

                   YES /X/                            NO / /

                    -----------------------------------------

    Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


               CLASS                                   OUTSTANDING 10/31/00

-------------------------------------          ---------------------------------

            COMMON STOCK                                    8,874,340
         CLASS B COMMON STOCK                              12,265,821

================================================================================

                          PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

PULITZER INC. AND SUBSIDIARIES
STATEMENTS OF CONSOLIDATED OPERATIONS
(UNAUDITED---IN THOUSANDS, EXCEPT EARNINGS PER SHARE DATA)

                                                             Third Quarter Ended           Nine Months Ended
                                                                September 30,                September 30,
                                                           -------------------------    ------------------------
                                                              2000          1999          2000          1999
                                                           -----------   -----------    ----------    ----------
OPERATING REVENUES - NET:
    Advertising                                               $77,822       $64,272      $222,664      $191,053
    Circulation                                                22,609        21,186        68,379        64,791
    Other                                                      15,152        10,849        42,736        33,514
                                                           -----------   -----------    ----------    ----------
              Total operating revenues                        115,583        96,307       333,779       289,358
                                                           -----------   -----------    ----------    ----------

OPERATING EXPENSES:
    Operations                                                 42,561        35,405       120,888       108,262
    Selling, general and administrative                        45,361        38,191       130,918       111,993
    General corporate expense                                   2,024         1,882         5,611         5,618
    Stock option cash-outs and bonuses                                                                   26,685
    St. Louis Agency adjustment                                               6,110         9,363        18,381
    Depreciation and amortization                               9,529         3,950        23,534        11,979
                                                           -----------   -----------    ----------    ----------
              Total operating expenses                         99,475        85,538       290,314       282,918
                                                           -----------   -----------    ----------    ----------

  Operating income                                             16,108        10,769        43,465         6,440

  Interest income                                               4,451         7,062        15,932        17,015
  Interest expense                                             (6,168)                     (9,963)
  Net gain (loss) on marketable securities and investments     (4,773)        1,179        (1,812)          247
  Equity in losses of joint venture investment                   (273)                     (1,268)
  Net other expense                                              (363)         (582)       (1,126)       (2,366)
                                                           -----------   -----------    ----------    ----------

INCOME FROM CONTINUING OPERATIONS
  BEFORE PROVISION FOR INCOME TAXES                             8,982        18,428        45,228        21,336

PROVISION FOR INCOME TAXES                                      3,774         8,275        18,998        10,007

MINORITY INTEREST IN NET EARNINGS OF
  SUBSIDIARY                                                      196                         358
                                                           -----------   -----------    ----------    ----------

INCOME FROM CONTINUING OPERATIONS                               5,012        10,153        25,872        11,329

LOSS FROM DISCONTINUED OPERATIONS,
  NET OF TAX                                                                                            (21,449)
                                                           -----------   -----------    ----------    ----------

NET INCOME (LOSS)                                              $5,012       $10,153       $25,872      ($10,120)
                                                           ===========   ===========    ==========    ==========

BASIC EARNINGS PER SHARE OF STOCK:
  Income from continuing operations                             $0.23         $0.45         $1.18         $0.50
  Loss from discontinued operations                                                                       (0.95)
                                                           -----------   -----------    ----------    ----------

  Earnings (loss) per share                                     $0.23         $0.45         $1.18        ($0.45)
                                                           ===========   ===========    ==========    ==========

  Weighted average number of shares outstanding                21,634        22,638        21,962        22,630
                                                           ===========   ===========    ==========    ==========

DILUTED EARNINGS PER SHARE OF STOCK:
  Income from continuing operations                             $0.23         $0.45         $1.18         $0.50
  Loss from discontinued operations                                                                       (0.95)
                                                           -----------   -----------    ----------    ----------

  Earnings (loss) per share                                     $0.23         $0.45         $1.18        ($0.45)
                                                           ===========   ===========    ==========    ==========

  Weighted average number of shares outstanding                21,669        22,675        21,987        22,648
                                                           ===========   ===========    ==========    ==========


See notes to consolidated financial statements.

PULITZER INC. AND SUBSIDIARIES
STATEMENTS OF CONSOLIDATED COMPREHENSIVE INCOME (LOSS)
(UNAUDITED---IN THOUSANDS)

                                                             Third Quarter Ended           Nine Months Ended
                                                                September 30,                September 30,
                                                           -------------------------    ------------------------
                                                              2000          1999          2000          1999
                                                           -----------   -----------    ----------    ----------
NET INCOME (LOSS)                                              $5,012       $10,153       $25,872      $(10,120)

OTHER COMPREHENSIVE INCOME (LOSS),
  NET OF TAX:

  Unrealized holding gains (losses) on marketable
    securities arising during the period                        1,248         1,102           506        (2,434)

  Reclassification adjustment                                   1,879           310         2,378           885
                                                           -----------   -----------    ----------    ----------

  Other comprehensive income (loss)                             3,127         1,412         2,884        (1,549)
                                                           -----------   -----------    ----------    ----------

COMPREHENSIVE INCOME (LOSS)                                    $8,139       $11,565       $28,756      $(11,669)
                                                           ===========   ===========    ==========    ==========




See notes to consolidated financial statements.

PULITZER INC. AND SUBSIDIARIES
STATEMENTS OF CONSOLIDATED FINANCIAL POSITION
(UNAUDITED---IN THOUSANDS)

                                                                       September 30,       December 31,
                                                                           2000                1999
                                                                      ----------------     --------------
ASSETS

CURRENT ASSETS:
  Cash and cash equivalents                                                $   61,660           $106,177
  Marketable securities                                                       138,191            451,714
  Trade accounts receivable (less allowance for doubtful
    accounts of $2,186 and $2,362)                                             54,111             42,175
  Inventory                                                                     4,896              5,146
  Income taxes receivable                                                       1,809             18,279
  Prepaid expenses and other                                                    7,961             11,729
                                                                      ----------------     --------------

              Total current assets                                            268,628            635,220
                                                                      ----------------     --------------

PROPERTIES:
  Land                                                                          7,944              5,611
  Buildings                                                                    53,080             45,034
  Machinery and equipment                                                     160,079            107,796
  Construction in progress                                                      3,751              7,158
                                                                      ----------------     --------------
              Total                                                           224,854            165,599
  Less accumulated depreciation                                               113,447             81,995
                                                                      ----------------     --------------

              Properties - net                                                111,407             83,604
                                                                      ----------------     --------------

INTANGIBLE AND OTHER ASSETS:
  Intangible assets - net of amortization                                     824,561            185,492
  Receivable from The Herald Company                                                              35,901
  Other                                                                        64,951             38,070
                                                                      ----------------     --------------

              Total intangible and other assets                               889,512            259,463
                                                                      ----------------     --------------

                   TOTAL                                                   $1,269,547           $978,287
                                                                      ================     ==============


                                                                     (Continued)

PULITZER INC. AND SUBSIDIARIES
STATEMENTS OF CONSOLIDATED FINANCIAL POSITION
(UNAUDITED--- IN THOUSANDS, EXCEPT SHARE DATA)

                                                                          September 30,       December 31,
                                                                              2000               1999
                                                                        --------------     ---------------
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Trade accounts payable                                                   $   12,221           $ 13,771
  Salaries, wages and commissions                                              14,226             12,481
  Interest payable                                                              4,041
  Pension obligations                                                             477                288
  Acquisition payable                                                           9,707              9,707
  Dividends payable                                                             3,379
  Other                                                                         5,368              3,443
                                                                        --------------     --------------
              Total current liabilities                                        49,419             39,690
                                                                        --------------     --------------

LONG TERM DEBT                                                                306,000
                                                                        --------------     --------------

PENSION OBLIGATIONS                                                            28,090             26,549
                                                                        --------------     --------------

POSTRETIREMENT AND POSTEMPLOYMENT
  BENEFIT OBLIGATIONS                                                          86,658             86,902
                                                                        --------------     --------------

OTHER LONG-TERM LIABILITIES                                                    10,928             11,695
                                                                        --------------     --------------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
  Preferred stock, $.01 par value; shares authorized - 100,000,000 in
    2000 and 1999; issued and outstanding - none
  Common stock, $.01 par value; shares authorized - 100,000,000 in
    2000 and 1999; issued - 9,371,822 in 2000 and 8,513,203 in 1999                94                 85
  Class B common stock, convertible, $.01 par value; shares authorized
    - 100,000,000 in 2000 and 1999; issued - 13,291,221
    in 2000 and 14,131,814 in 1999                                                133                141
  Additional paid-in capital                                                  425,833            425,451
  Retained earnings                                                           425,551            413,676
  Accumulated other comprehensive loss                                         (1,312)            (4,196)
                                                                        --------------     --------------
              Total                                                           850,299            835,157
  Treasury stock - at cost; 527,971 and 527,471 shares of common stock in 2000 and 1999, respectively, and 1,000,000 shares of
    Class B common stock in 2000                                              (61,847)           (21,706)
                                                                        --------------     --------------
              Total stockholders' equity                                      788,452            813,451
                                                                        --------------     --------------
                   TOTAL                                                   $1,269,547           $978,287
                                                                        ==============     ==============


                                                                     (Concluded)


See notes to consolidated financial statements.

PULITZER INC. AND SUBSIDIARIES
STATEMENTS OF CONSOLIDATED CASH FLOWS
(UNAUDITED---IN THOUSANDS)

                                                                                  Nine Months Ended
                                                                                    September 30,
                                                                           --------------------------------
                                                                               2000              1999
                                                                           --------------    --------------
CONTINUING OPERATIONS
CASH FLOWS FROM OPERATING ACTIVITIES:
  Income from continuing operations                                            $  25,872         $  11,329
  Adjustments to reconcile net income to net cash provided by operating activities:
    Depreciation                                                                  10,056             6,482
    Amortization                                                                  13,478             5,497
    Loss on sale of assets                                                         3,893             2,694
    Changes in assets and liabilities (net of the effects of the purchase and sale of properties) which provided (used) cash:
        Trade accounts receivable                                                 (1,823)              564
        Inventory                                                                  1,643            (2,197)
        Other assets                                                              13,168            19,039
        Trade accounts payable and other liabilities                               2,282             7,149
        Income taxes                                                              16,470           (26,899)
                                                                           --------------    --------------
NET CASH PROVIDED BY OPERATING ACTIVITIES                                         85,039            23,658
                                                                           --------------    --------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures                                                            (6,446)           (8,329)
  Purchase of publishing properties, net of cash acquired                       (669,979)
  Sale of publishing property                                                                        3,300
  Purchase of newspaper circulation routes                                        (9,894)           (1,245)
  Purchases of marketable securities                                             (84,421)         (844,215)
  Sales of marketable securities                                                 393,759           364,706
  Investment in joint ventures and limited partnerships                           (8,571)           (7,699)
  Decrease in notes receivable                                                       160                61
                                                                           --------------    --------------
NET CASH USED IN INVESTING ACTIVITIES                                           (385,392)         (493,421)
                                                                           --------------    --------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Dividends paid                                                                 (10,618)          (10,164)
  Proceeds from issuance of long-term debt                                       306,000
  Proceeds from exercise of stock options                                                            2,280
  Proceeds from employee stock purchase plan                                         595
  Purchase of treasury stock                                                     (40,141)           (7,152)
                                                                           --------------    --------------
NET CASH PROVIDED BY (USED) IN FINANCING ACTIVITIES                              255,836           (15,036)
                                                                           --------------    --------------

CASH USED IN CONTINUING OPERATIONS                                               (44,517)         (484,799)
                                                                           --------------    --------------

DISCONTINUED OPERATIONS
  Operating activities                                                                             (21,820)
  Investing activities:
    Capital expenditures                                                                            (1,488)
    Sale of investment in limited partnership                                                        5,000
  Financing activities:
    Proceeds from issuance of long-term debt                                                       700,000
    Repayments of long-term debt                                                                  (172,705)
    Payment of Spin-off and Merger Transaction costs                                               (31,772)
    Payment of estimated working capital adjustment related to Merger                               (3,010)
                                                                           --------------    --------------
CASH PROVIDED BY DISCONTINUED OPERATIONS                                         -                 474,205
                                                                           --------------    --------------

NET DECREASE IN CASH AND CASH EQUIVALENTS                                        (44,517)          (10,594)
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR                                   106,177           110,171
                                                                           --------------    --------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                     $  61,660         $  99,577
                                                                           ==============    ==============


                                                                     (Continued)

PULITZER INC. AND SUBSIDIARIES
STATEMENTS OF CONSOLIDATED CASH FLOWS
(UNAUDITED---IN THOUSANDS)

                                                                                Nine Months Ended
                                                                                  September 30,
                                                                         ----------------------------------
                                                                                2000               1999
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Cash paid (received) during the period for:
    Interest paid                                                             $  5,922          $  8,429
    Interest received                                                          (19,518)          (11,163)
    Income taxes                                                                20,129            25,255
    Income tax refunds                                                         (17,830)           (1,200)

SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING
  AND FINANCING ACTIVITIES:
  Divestiture of broadcasting business--decrease in Net Liabilities of
    Broadcasting Business and increase in Additional Paid-in Capital          $    -            $494,721
  Spin-off and Merger Transaction costs--decrease in Other Assets
    and decrease in Additional Paid-in Capital                                                     4,253
  Increase in Dividends Payable and decrease in Retained Earnings                3,379             3,395
  Cancellation of treasury stock:
    Decrease in Treasury Stock and Class B Common Stock                                              117
    Decrease in Treasury Stock and Additional Paid-in Capital                                    187,966




                                                                     (Concluded)


See notes to consolidated financial statements.

PULITZER INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)


1.       BASIS OF PRESENTATION

On March 18, 1999, the spin-off of the newspaper publishing and new media businesses formerly operated by Pulitzer Publishing Company ("Old Pulitzer") was completed with Pulitzer Inc. (the "Company") commencing operations as an independent publicly traded publishing company (the "Spin-off"). Following the Spin-off, Old Pulitzer with its remaining broadcasting business ("Broadcasting Business") was merged with and into Hearst-Argyle Television, Inc. ("Hearst-Argyle") in exchange for the issuance to Old Pulitzer's stockholders of 37,096,774 shares of Hearst-Argyle's Series A common stock (the "Merger"). The Merger and Spin-off are collectively referred to as the "Broadcast Transaction."

As a result of the Broadcast Transaction, the Company is the continuing entity for financial reporting purposes. Old Pulitzer's historical basis in its newspaper publishing and related new media assets and liabilities has been carried over to the Company. The distribution of the net liabilities of the Broadcasting Business has been recorded as a capital contribution to the Company. The Broadcast Transaction represents a reverse-spin transaction and, accordingly, the Company's results of operations for periods prior to the consummation of the Broadcast Transaction are identical to the historical results previously reported by Old Pulitzer. Results of the Company's newspaper publishing and related new media businesses are reported as continuing operations in the statements of consolidated operations. The results of the Broadcasting Business prior to the Merger are reported as discontinued operations.


2.       ACCOUNTING POLICIES

Interim Adjustments - In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the Company's financial position as of September 30, 2000, results of operations for the three-month and nine-month periods ended September 30, 2000 and 1999 and cash flows for the nine-month periods ended September 30, 2000 and 1999. These financial statements should be read in conjunction with the audited consolidated financial statements and related notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1999. Results of operations for interim periods are not necessarily indicative of the results to be expected for the full year.

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

                                                      Third Quarter Ended          Nine Months Ended
                                                         September 30,               September 30,
                                                    -------------------------   -------------------------
                                                       2000          1999          2000          1999
                                                          (In thousands)              (In thousands)
Weighted average shares outstanding (Basic EPS)          21,634        22,638        21,962        22,630

Stock option equivalents                                     35            37            25            18
                                                         ------        ------        ------        ------

Weighted average shares outstanding and
    stock option equivalents (Diluted EPS)               21,669        22,675        21,987        22,648
                                                        =======       =======       =======       =======

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


3.       ACQUISITION OF PROPERTIES

On January 11, 2000, the Company acquired in an asset purchase The Pantagraph, a daily and Sunday newspaper that serves the central Illinois cities of Bloomington and Normal, and a group of seven community newspapers known as the Illinois Valley Press, from The Chronicle Publishing Company of San Francisco ("Chronicle") for an aggregate of $180 million, excluding acquisition costs and a separate payment for working capital (the "Pantagraph Acquisition"). The purchase price has been allocated among the operating assets of the newspapers, specifically identifiable intangibles and goodwill with useful lives ranging from 3 to 40 years. The Company funded this acquisition with internal cash generated from the sale of a portion of its marketable security investments.

On May 1, 2000, the Company, Pulitzer Technologies, Inc., a wholly-owned subsidiary of the Company (together with the Company, the "Pulitzer Parties") and The Herald Company, Inc. ("Herald") completed the transfer of their respective interests in the assets and operations of the St. Louis Post-Dispatch (the "Post-Dispatch") and certain related businesses to a new joint venture (the "Venture"), known as St. Louis Post-Dispatch LLC ("PD LLC"). The Company controls and manages PD LLC. Under the terms of the operating agreement governing PD LLC (the "Operating Agreement"), the Pulitzer Parties hold a 95 percent interest in the results of operations of PD LLC and Herald holds a 5 percent interest. Previously, under the terms of the St. Louis Agency Agreement, which had governed the operations of the Post-Dispatch since 1961, the Company and Herald generally shared its operating profits and losses, as well as its capital expenditures, on a 50-50 basis. Also, under the terms of the Operating Agreement, Herald received on May 1, 2000 a cash distribution of $306 million from PD LLC. This distribution was financed by a $306 million loan (the "Loan") to PD LLC from a group of institutional lenders (the "Lenders") led by Prudential Capital Group, a division of The Prudential Insurance Company of America. The Venture and the Loan are treated as a purchase for accounting purposes with a substantial balance recorded as goodwill based on a preliminary allocation. The goodwill balance will be amortized over a life of 40 years.

On August 10, 2000, the Company acquired the assets of the Suburban Newspapers of Greater St. Louis, LLC and the stock of The Ladue News, Inc. (collectively the "Suburban Journals") for $165 million, excluding acquisition costs and a separate payment for working capital of approximately $7 million (the "Journals Acquisition"). The Suburban Journals are a group of 39 weekly papers and various niche publications that serve the greater St. Louis, Missouri metropolitan area. The purchase price has been allocated among the operating assets of the newspapers, specifically identifiable intangibles and goodwill with useful lives ranging from 3 to 40 years. The Company funded this acquisition with internal cash generated from the sale of a portion of its marketable security investments.

The following supplemental unaudited pro forma information shows the results of operations of the Company for the three-month and nine-month periods ended September 30, 2000 and 1999 assuming the Pantagraph Acquisition, the Venture, the Loan and the Journals Acquisition (collectively the "Newspaper Transactions") had been consummated at the beginning of each of the respective periods. The unaudited pro forma financial information is not necessarily indicative either of results of operations that would have occurred had the Newspaper Transactions occurred at the beginning of the respective periods or of future results of operations (in thousands, except per share amounts).

                                                           Third Quarter Ended       Nine Months Ended
                                                              September 30,            September 30,
                                                          -----------------------  ----------------------
                                                             2000        1999        2000        1999
     Operating revenues - net                             $  121,763  $  117,642   $ 366,256   $ 351,001
                                                          =========== ===========  ==========  ==========

     Operating income                                     $   16,678  $  16,701    $  52,778   $  24,565
                                                          =========== ===========  ==========  ==========

     Income from continuing operations                    $    4,612  $   6,913    $  22,380   $   2,057
                                                          =========== ===========  ==========  ==========

     Basic earnings per share of stock:
         Income from continuing operations                $     0.21  $     0.31   $    1.02   $    0.09
                                                          =========== ===========  ==========  ==========

         Weighted average number of shares outstanding        21,634      22,638      21,962      22,630
                                                          =========== ===========  ==========  ==========

     Diluted earnings per share of stock:
         Income from continuing operations                $     0.21  $     0.30   $    1.02   $    0.09
                                                          =========== ===========  ==========  ==========

         Weighted average number of shares outstanding        21,669      22,675      21,987      22,648
                                                          =========== ===========  ==========  ==========


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


5.       STOCKHOLDERS' EQUITY

On August 16, 2000, under its share repurchase program, the Company purchased 1,000,000 shares of Class B common stock from Michael E. Pulitzer, the Company's Chairman of the Board. The Company paid $40.12 per share for a total purchase price of $40.1 million. The repurchased shares have been included in treasury stock of the Company.


6.   COMMITMENTS AND CONTINGENCIES

At September 30, 2000, the Company and its subsidiaries had construction and equipment commitments of approximately $2,816,000.

The Company is an investor in two limited partnerships requiring future capital contributions. As of September 30, 2000, the Company's unfunded capital contribution commitments related to these investments totaled approximately $12,744,000.

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

7.   OPERATING REVENUES

The Company's operating revenues consist of the following:

                                              Third Quarter Ended             Nine Months Ended
                                                 September 30,                  September 30,
                                          ----------------------------   -----------------------------
                                             2000            1999            2000            1999
                                                (In thousands)                  (In thousands)
St. Louis Post-Dispatch                      $ 65,033         $62,574        $197,773        $187,031

Star Publishing Company                        14,345          13,526          44,126          42,046

Suburban Journals of Greater St. Louis          6,721                           6,721

Pulitzer Newspaper Group                       28,377          19,699          82,534          58,731

Other revenue                                   1,107             508           2,625           1,550
                                          -----------     ------------   -------------   -------------

    Total  operating revenue                 $115,583         $96,307        $333,779        $289,358
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

RECENT EVENTS

         On January 11, 2000, the Company acquired in an asset purchase The Pantagraph, a daily and Sunday newspaper that serves the central Illinois cities of Bloomington and Normal, and a group of seven community newspapers known as the Illinois Valley Press, from The Chronicle Publishing Company of San Francisco for an aggregate of $180 million, excluding acquisition costs and a separate payment for working capital (the "Pantagraph Acquisition"). The Company funded this acquisition with internal cash generated from the sale of a portion of its marketable security investments.

         On May 1, 2000, the Company, Pulitzer Technologies, Inc., a wholly-owned subsidiary of the Company (together with the Company, the "Pulitzer Parties") and The Herald Company, Inc. ("Herald") completed the transfer of their respective interests in the assets and operations of the St. Louis Post-Dispatch (the "Post-Dispatch") and certain related businesses to a new joint venture (the "Venture"), known as St. Louis Post-Dispatch LLC ("PD LLC"). The Company controls and manages PD LLC. Under the terms of the operating agreement governing PD LLC (the "Operating Agreement"), the Pulitzer Parties hold a 95 percent interest in the results of operations of PD LLC and Herald holds a 5 percent interest. Previously, under the terms of the St. Louis Agency Agreement, which had governed the operations of the Post-Dispatch since 1961, the Company and Herald generally shared its operating profits and losses, as well as its capital expenditures, on a 50-50 basis. Also, under the terms of the Operating Agreement, Herald received on May 1, 2000 a cash distribution of $306 million from PD LLC. This distribution was financed by a $306 million loan (the "Loan") to PD LLC from a group of institutional lenders (the "Lenders") led by Prudential Capital Group, a division of The Prudential Insurance Company of America. The Venture and the Loan are treated as a purchase for accounting purposes.

         On August 10, 2000, the Company acquired the assets of the Suburban Newspapers of Greater St. Louis, LLC and the stock of The Ladue News, Inc. (collectively the "Suburban Journals") for $165 million, excluding acquisition costs and a separate payment for working capital of approximately $7 million (the "Journals Acquisition"). The Suburban Journals are a group of 39 weekly papers and various niche publications that serve the greater St. Louis, Missouri metropolitan area. The Company funded this acquisition with internal cash generated from the sale of a portion of its marketable security investments.

         The Pantagraph Acquisition, Venture, Loan and Journals Acquisition are collectively referred to as the "Newspaper Transactions."

THREE MONTHS ENDED SEPTEMBER 30, 2000 COMPARED WITH 1999

         Operating revenues for the third quarter of 2000 increased 20 percent, to $115.6 million from $96.3 million in the third quarter of 1999. The gain primarily reflected higher advertising revenues and the contribution from The Pantagraph, acquired in January 2000, and the Suburban Journals, acquired in August 2000. Excluding the results of properties acquired in 2000, revenues for the third quarter of 2000 increased 5.3 percent.

         Newspaper advertising revenues increased $13.6 million, or 21.1 percent, in the third quarter of 2000. The current year increase primarily reflected the addition of new advertising revenue from The Pantagraph and Suburban Journals, as well as higher revenue at the Post-Dispatch. At the Post-Dispatch, gains were driven by increases in national and classified advertising, reflecting rate increases in January 2000. Excluding the results of properties acquired in 2000, advertising revenues for the third quarter increased 5.1 percent, reflecting the Post-Dispatch gains as well as solid increases at the Arizona Daily Star (the "Star") and at many of the Pulitzer Newspaper Group ("PN Group") locations.

         Circulation revenues increased $1.4 million, or 6.7 percent, in the third quarter of 2000. The higher circulation revenues reflected the addition of new circulation revenue from The Pantagraph.

         Other publishing revenues increased $4.3 million, or 39.7 percent, in 2000, resulting primarily from the addition of new preprint revenue from The Pantagraph and Suburban Journals, higher preprint revenue at the Post-Dispatch, and higher revenue from the Company's "new media" operations.

         Operating expenses (including selling, general and administrative expenses, general corporate expense and depreciation and amortization), excluding the St. Louis Agency adjustment from the prior year, increased 25.2 percent to $99.5 million in the 2000 third quarter, reflecting the addition of new expenses from The Pantagraph and Suburban Journals. Excluding the results of properties acquired in 2000 and new goodwill amortization in 2000 related to the Company's increased interest in the Post-Dispatch, operating expenses increased $5.1 million, or 6.4 percent. The increase on a comparable basis primarily reflected higher overall personnel costs of $2.6 million and higher newsprint expense of $1.1 million.

         For the third quarter of 2000, the Company reported an increase in operating income of 49.6 percent to $16.1 million from $10.8 million in the prior year quarter. The significant current year increase primarily reflected the impact of the Company's increased interest in the results of operations of the Post-Dispatch and contributions from The Pantagraph and Suburban Journals to operating income in 2000.

         Interest income for the third quarter of 2000 decreased to $4.5 million from $7.1 million in the prior year quarter. The decrease reflected the lower average balance of invested funds in the current year quarter due to the outflow of approximately $180 million of combined cash and marketable securities on January 11, 2000 in connection with the Pantagraph Acquisition and $165 million on August 10, 2000 in connection with the Journals Acquisition.

         The Company reported interest expense of $6.2 million in the third quarter of 2000. The current year interest expense results from the $306 million borrowing by PD LLC on May 1, 2000 to fund the cash distribution to Herald under the terms of the Operating Agreement.

         The Company reported a net loss on marketable securities and investments of $4.8 million in the third quarter of 2000 compared with a gain of $1.2 million in 1999. The current year loss of $4.8 million resulted from two significant nonoperating items. In the third quarter of 2000, the Company realized losses of approximately $3.1 million in connection with the sale of marketable security investments to raise cash to fund both the Journals Acquisition and the Company's share repurchase program. In addition, the

Company recorded a loss of $1.7 million to write down a portion of its investment in iOwn, an internet mortgage company. The prior year gain of $1.2 million reflected the favorable performance of two limited partnership investments.

         The effective income tax rate for the third quarter of 2000 was 42 percent compared with a rate of 44.9 percent in the prior year quarter. The higher effective tax rate in the prior year quarter resulted from the sale of the Company's newspaper property in Hamilton, Montana that increased taxes by approximately $500,000.

         For the third quarter of 2000, the Company reported net income of $5 million, or $0.23 per diluted share, compared to $10.2 million, or $0.45 per diluted share, in the prior year quarter. The current year decline primarily reflected the impact of the $4.8 million nonoperating investment losses ($2.8 million, or $0.13 per diluted share, after tax) and dilution of approximately $2.8 million, or $0.13 per diluted share, from the current year Newspaper Transactions. The current year comparison was also impacted by the prior year sale of the Hamilton newspaper property that reduced third-quarter 1999 net income by approximately $500,000, or $0.02 per diluted share.

NINE MONTHS ENDED SEPTEMBER 30, 2000 COMPARED WITH 1999

         Operating revenues for the first nine months of 2000 increased 15.4 percent, to $333.8 million from $289.4 million in the prior year nine-month period. The gain primarily reflected higher advertising revenues and contributions from The Pantagraph, acquired in January 2000, and the Suburban Journals, acquired in August 2000. Excluding the results of properties acquired in 2000, revenues for the first nine months of 2000 increased 5.6 percent.

         Newspaper advertising revenues increased $31.6 million, or 16.5 percent, in the first nine months of 2000. The current year increase primarily reflected the addition of new advertising revenue from The Pantagraph and Suburban Journals, as well as higher revenue at the Post-Dispatch. At the Post-Dispatch, gains were driven by increases in national and classified advertising, reflecting rate increases in January 2000 as well as a prior classified rate increase in mid-1999. Excluding the results of properties acquired in 2000, advertising revenues increased 6.6 percent, reflecting the Post-Dispatch gains as well as solid increases at the Star and at many of the PN Group locations.

         Circulation revenues increased $3.6 million, or 5.5 percent, in the nine-month period of 2000. The higher circulation revenues reflected the addition of new circulation revenue from The Pantagraph.

         Other publishing revenues increased $9.2 million, or 27.5 percent, in 2000, resulting primarily from the addition of new preprint revenue from The Pantagraph and Suburban Journals, higher preprint revenue at the Post-Dispatch and higher revenue from the Company's "new media" operations.

         Operating expenses (including selling, general and administrative expenses, general corporate expense and depreciation and amortization), excluding the St. Louis Agency adjustment, increased 6.2 percent to $281 million for the first nine months of 2000. The prior year expense included $26.7 million of stock option cash-out and bonus payments to publishing employees in connection with the prior year broadcasting merger (the "Merger"). (See Note 1 to the Company's consolidated financial statements included in Item 1. of this Quarterly Report on Form 10-Q.) Excluding these Merger costs from 1999, the results of properties acquired in 2000 and new goodwill amortization in 2000 related to the Company's increased interest in the Post-Dispatch, operating expenses increased 6.2 percent to $252.7 million in 2000 from $237.9 million in the prior year. The increase on a comparable basis primarily reflected higher overall personnel costs of $8.9 million and higher depreciation and amortization expense of approximately $2 million. A substantial portion of the increased expenses was related to investments in expanded sales staffs and online capabilities at many of the Company's newspapers and enhancements to the Star.

         For the first nine months of 2000, the Company reported operating income of $43.5 million compared to $6.4 million in the prior year. Excluding the Merger costs of $26.7 million from the prior year, operating income would have increased 31.2 percent to $43.5 million from $33.1 million in the prior year. The significant current year increase primarily reflected the impact of the Company's increased interest in the results of operations of the Post-Dispatch and contributions from The Pantagraph and Suburban Journals to operating income in 2000.

         Interest income for the first nine months of 2000 decreased to $15.9 million from $17 million in the corresponding period of the prior year. The decrease reflected the lower average balance of invested funds in the current year due to the outflow of approximately $180 million of combined cash and marketable securities on January 11, 2000 in connection with the Pantagraph Acquisition and $165 million on August 10, 2000 in connection with the Journals Acquisition. The comparison also reflected the prior year inflow of approximately $429 million of net cash in connection with the Broadcast Transaction on March 18, 1999. (See Note 1 to the Company's consolidated financial statements included in Item 1. of this Quarterly Report on Form 10-Q for a discussion of the Broadcast Transaction.)

         The Company reported interest expense of $10 million in the first nine months of 2000. The current year interest expense results from the $306 million borrowing by PD LLC on May 1, 2000 to fund the cash distribution to Herald under the terms of the Operating Agreement.

         The Company reported a net loss on marketable securities and investments of $1.8 million in the first nine months of 2000 compared with a gain of $247,000 in 1999. The current year loss resulted from marketable security investment losses of $3.9 million and the $1.7 million iOwn investment write-down that were partially offset by limited partnership gains of $3.8 million. The prior year gain resulted from the favorable performance of two limited partnership investments that generated gains of $1.9 million but were partially offset by marketable security investment losses of $1.6 million.

         During the first nine months of 2000, the Company reported its equity in the losses of a joint venture investment of $1.3 million. As of September 30, 2000, the Company has a remaining investment balance of approximately $2.4 million in this joint venture.

         Net other expense for 2000 was $1.1 million compared with $2.4 million in the prior year. The higher expense in the prior year resulted primarily from a loss of $1.1 million related to the sale of the Company's newspaper property in Hamilton, Montana in May 1999.

         The effective income tax rate for the first nine months of 2000 was 42 percent compared with a rate of 46.9 percent in the prior year. The higher effective tax rate in the prior year primarily reflected the impact of the Hamilton newspaper sale.

         For the first nine months of 2000, the Company reported income from continuing operations of $25.9 million, or $1.18 per diluted share, compared to income of $11.3 million, or $0.50 per diluted share, in the prior year. The current year comparison is impacted primarily by dilution from the Newspaper Transactions that reduced current year earnings by approximately $4.8 million, or $0.22 per diluted share, and the prior year Merger costs of $26.7 million (pretax) that reduced 1999 earnings by $15.5 million, or $0.68 per diluted share.

         Fluctuations in the price of newsprint significantly impact the results of the Company's newspaper operations, where newsprint expense typically accounts for approximately 15 to 20 percent of total operating costs. The Company's average cost for newsprint was approximately $530 per metric ton for both the first nine months of 2000 and 1999. On September 1, 2000, the Company's newsprint suppliers increased the price of newsprint from approximately $550 to approximately $600 per metric ton. This price increase will begin to impact the Company's newsprint costs in the fourth quarter of 2000. In the fourth quarter of 1999, the Company's average cost per metric ton of newsprint was approximately $464. Based on the Company's current level of newspaper operations, expected annual newsprint consumption is estimated to be in the range of 121,000 to 123,000 metric tons.

LIQUIDITY AND CAPITAL RESOURCES

         As of September 30, 2000, the Company had $306 million of outstanding debt compared with no outstanding debt as of December 31, 1999. The new borrowing was made on May 1, 2000 to fund a $306 million cash distribution to Herald under the terms of the PD LLC Operating Agreement. The aggregate principal amount of the Loan is payable on April 28, 2009 and bears interest at an annual rate of 8.05 percent. The Loan is guaranteed by the Company pursuant to a Guaranty Agreement with the Lenders. In turn, pursuant to an Indemnity Agreement entered into between Herald and the Company, Herald agreed to indemnify the Company for any payments that the Company may make under the Guaranty Agreement.

         The Loan requires the Company to maintain certain financial ratios and prohibits new borrowings, except as permitted thereunder.

         As of September 30, 2000, the Company had a combined balance of cash and marketable securities of approximately $200 million compared with a balance of approximately $558 million as of December 31, 1999. The decline since December 31, 1999 primarily reflects the Company's payment of the $180 million acquisition price for The Pantagraph on January 11, 2000 and $165 million for the Suburban Journals on August 10, 2000.

         As of September 30, 2000, commitments for capital expenditures were approximately $2.8 million, relating to normal capital equipment replacements. Capital expenditures to be made by the Company in fiscal 2000 are estimated to be in the range of $8 to $10 million. In addition, as of September 30, 2000, the Company had capital contribution commitments of approximately $12.7 million related to limited partnership investments.

         On July 16, 1999, the Company's Board of Directors approved the repurchase of up to $50 million of its common stock in the open market. On May 1, 2000, the Company announced that its Board of Directors had authorized an additional $50 million repurchase of its common stock. During the third quarter of 2000, the Company's Board of Directors amended the Company's repurchase program to provide for both the purchase of Class B shares and the purchase of shares in privately negotiated transactions. On August 16, 2000, the Company purchased 1,000,000 shares of Class B common stock from Michael E. Pulitzer, the Company's Chairman of the Board, for $40.1 million. As of September 30, 2000, the Company had repurchased 1,000,000 shares of Class B common stock and 527,300 shares of common stock for a combined purchase price of approximately $61.8 million.

         The Company generally expects to generate sufficient cash from operations to cover ordinary capital expenditures, working capital requirements, interest payments and dividend payments.

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
           MARKET RISK

         The primary raw material used in the Company's operations is newsprint, typically representing 15 to 20 percent of operating expenses. Based on the Company's current level of newspaper operations, expected annual newsprint consumption is estimated to be in the range of 121,000 to 123,000 metric tons. Historically, newsprint has been subject to significant price fluctuations from year to year, unrelated in many cases to general economic conditions. In the last five years, the Company's average annual cost per ton of newsprint has varied from a low of $514 per metric ton in 1999 to a high of $675 per metric ton in 1995. For the first nine months of 2000, the Company's average cost of newsprint was approximately $530 per metric ton. On September 1, 2000, the Company's newsprint suppliers increased the price of newsprint from approximately $550 to approximately $600 per metric ton. This price increase will begin to impact the Company's newsprint costs in the fourth quarter of 2000. The Company attempts to obtain the best price available by combining newsprint purchases for its different newspaper locations but does not enter into derivative contracts in an attempt to reduce the impact of year to year price fluctuations on its consolidated newsprint expense.

         The Loan bears interest at a fixed annual rate of 8.05 percent. Consequently, if held to maturity, the Loan will not expose the Company to market risks associated with general fluctuations in interest rates.

         As of September 30, 2000, the Company had a combined balance of cash and marketable securities of approximately $200 million. The Company anticipates that a portion of these funds will be used in connection with its capital stock repurchase program. In addition, the Company may fund potential newspaper acquisitions with a portion of its available cash and marketable securities. In the interim, the Company's investments in marketable securities include a mixture of short to mid-term government, corporate and asset-backed debt obligations. These investments will expose the Company to market risks that may cause the future value of these investments to be lower than their original cost.

                           PART II. OTHER INFORMATION


ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K


          (a)  The following exhibits are filed as part of this report:

               27.1     Financial Data Schedule


          (b) Reports on Form 8-K. The Company filed a Current Report on Form 8-K on June 26, 2000 related to the Asset Sale and Purchase Agreement entered into with the Journal Register Company. Also, the Company filed a Current Report on Form 8-K on August 10, 2000 related to the completion of its acquisition of the Suburban Journals.

All other items of this report are not applicable for the current quarter.


                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                              PULITZER INC.
                                              (Registrant)

Date:  November 8, 2000                  /s/  Ronald H. Ridgway
                                 --------------------------------------
                                           (Ronald H. Ridgway)
                                 Director; Senior Vice-President-Finance
                                    (on behalf of the Registrant and
                                     as principal financial officer)

                                  EXHIBIT INDEX


         27.1               Financial Data Schedule