Form 10-K
period 2000-12-31
PULITZER INC
filed 2001-03-20
CIK 1068848

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                           -------------------------

                                   FORM 10-K
                           -------------------------

   (MARK ONE)
      [X]            ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                               SECURITIES EXCHANGE ACT OF 1934
                        FOR THE FISCAL YEAR ENDED DECEMBER 31, 2000 OR
      [ ]          TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                               SECURITIES EXCHANGE ACT OF 1934
             FOR THE TRANSITION PERIOD FROM -------- TO --------
                        COMMISSION FILE NUMBER 1-9329

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.
                            Yes __X__ No ____

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     The aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $421,801,009 as of the close of business on March 16, 2001.

     The number of shares of Common Stock, $.01 par value, outstanding as of March 16, 2001 was 8,906,694.

                      DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the registrant's definitive Proxy Statement to be used in connection with its Annual Meeting of Stockholders to be held on April 24, 2001 are incorporated by reference into Part III of this Report.

The registrant's fiscal year ends on the last Sunday of December in each year. For ease of presentation, the registrant has used December 31 as the fiscal year-end in this Annual Report. Except as otherwise stated, the information in this Report on Form 10-K is as of December 31, 2000.
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

ITEM 1. BUSINESS

INTRODUCTION

     Pulitzer Inc. (the "Company") was capitalized on March 18, 1999 with approximately $550 million in cash and all the other assets of Pulitzer Publishing Company ("Old Pulitzer") (other than broadcasting assets) as a result of the Spin-off (as defined below) and is operating the newspaper publishing and related "new media" businesses formerly operated by Old Pulitzer. The Company was organized as a corporation in 1998 and, prior to the Spin-off, was a wholly-owned subsidiary of Old Pulitzer. Prior to the Broadcast Transaction (as defined below), Old Pulitzer was engaged in newspaper publishing and television and radio broadcasting.

     Pursuant to an Amended and Restated Agreement and Plan of Merger, dated as of May 25, 1998 (the "Merger Agreement"), by and among Old Pulitzer, the Company and Hearst-Argyle Television, Inc. ("Hearst-Argyle"), on March 18, 1999 Hearst-Argyle acquired, through the merger (the "Merger") of Old Pulitzer with and into Hearst-Argyle, Old Pulitzer's television and radio broadcasting operations (collectively, the "Broadcasting Business") in exchange for the issuance to Old Pulitzer's stockholders of 37,096,774 shares of Hearst-Argyle's Series A common stock. Old Pulitzer's Broadcasting Business consisted of nine network-affiliated television stations and five radio stations owned and operated by Pulitzer Broadcasting Company and its wholly-owned subsidiaries. Prior to the Merger, Old Pulitzer's newspaper publishing and related new media businesses were contributed to the Company in a tax-free "spin-off" to Old Pulitzer stockholders (the "Spin-off"). The Merger and Spin-off are collectively referred to as the "Broadcast Transaction."

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

     On May 1, 2000, the Company, Pulitzer Technologies, Inc., a wholly-owned subsidiary of the Company (together with the Company, the "Pulitzer Parties") and The Herald Company, Inc. ("Herald") completed the transfer of their respective interests in the assets and operations of the St. Louis Post-Dispatch (the "Post-Dispatch") and certain related businesses to a new joint venture (the "Venture"), known as St. Louis Post-Dispatch LLC ("PD LLC"). The Company controls and manages PD LLC. Under the terms of the operating agreement governing PD LLC (the "Operating Agreement"), the Pulitzer Parties hold a 95 percent interest in the results of operations of PD LLC and Herald holds a 5 percent interest. Previously, under the terms of the St. Louis Agency Agreement, which had governed the operations of the Post-Dispatch since 1961, the Company and Herald generally shared its operating profits and losses, as well as its capital expenditures, on a 50-50 basis. Also, under the terms of the Operating Agreement, Herald received on May 1, 2000 a cash distribution of $306 million from PD LLC. This distribution was financed by a $306 million loan (the "Loan") to PD LLC from a group of institutional lenders (the "Lenders") led by Prudential Capital Group, a division of The Prudential Insurance Company of America. The Venture is treated as a purchase for accounting purposes.

     On August 10, 2000, the Company acquired the assets of the Suburban Newspapers of Greater St. Louis, LLC and the stock of The Ladue News, Inc. (collectively the "Suburban Journals") for

$165 million, excluding acquisition costs and a separate payment for working capital of approximately $7 million (the "Journals Acquisition"). The Suburban Journals are a group of 36 weekly papers and various niche publications that serve the greater St. Louis, Missouri metropolitan area. The Company funded this acquisition with internal cash generated from the sale of a portion of its marketable security investments.

     The Pantagraph Acquisition, Venture and Journals Acquisition are collectively referred to as the "Newspaper Transactions."

GENERAL

     Pulitzer Inc. is the successor to the company founded by the first Joseph Pulitzer in 1878 to publish the original St. Louis Post-Dispatch. The Company and its predecessors have operated continuously since 1878 under the direction of the Pulitzer family. Michael E. Pulitzer, a grandson of the founder, currently serves as Chairman of the Board of the Company.

     The Company is engaged in newspaper publishing and related "new media" businesses. Its newspaper operations include two major metropolitan dailies: the Post-Dispatch, the only major daily newspaper serving the greater St. Louis metropolitan area; and the Arizona Daily Star (the "Star"), serving the Tucson metropolitan area. Both daily newspapers have weekly "total market coverage" sections that provide advertisers with market saturation, and both offer alternative delivery systems that provide advertisers with either targeted or total market coverage. Each of these publications also operates electronic news, information and communication web sites on the Internet.

     In addition to its metropolitan dailies, the Company's wholly-owned subsidiary Pulitzer Newspapers, Inc. ("PNI") publishes 13 dailies that serve markets in the Midwest, Southwest and West, as well as a number of weekly and bi-weekly publications (the "PNI Group"). The PNI Group's 13 daily newspapers have a combined average daily circulation of approximately 205,000.

     With the addition of the Suburban Journals in August of 2000, the Company's St. Louis newspaper operations now include a group of 36 weekly papers and various niche publications that focus on providing local news and editorial content to the communities that they serve. The Suburban Journals have a combined average weekly circulation of approximately 1,455,000.

     The Company's revenues are derived primarily from advertising and circulation, which averaged approximately 98 percent of total revenue over the last five years. Advertising rates and rate structures and resulting revenues vary among publications based, among other things, on circulation, type of advertising, local market conditions and competition. The following table sets forth certain historical financial information regarding the Company's operations for the periods and at the dates indicated.

                                                        YEARS ENDED DECEMBER 31,
                                         ------------------------------------------------------
                                          2000(1)       1999       1998       1997     1996(2)
                                         ----------   --------   --------   --------   --------
                                                             (IN THOUSANDS)
Operating revenues:
  Advertising:
     Retail............................  $  112,773   $ 91,926   $ 92,286   $ 89,715   $ 74,356
     National..........................      23,266     16,052     11,013      9,371      9,250
     Classified........................     135,134    112,058    101,078     94,429     76,568
                                         ----------   --------   --------   --------   --------
          Total........................     271,173    220,036    204,377    193,515    160,174
     Preprints.........................      43,276     32,624     31,495     31,277     25,430
                                         ----------   --------   --------   --------   --------
          Total advertising............     314,449    252,660    235,872    224,792    185,604
  Circulation..........................      81,505     74,957     77,147     76,588     70,240
  Other................................      11,587      6,553      4,724      3,552      3,154
                                         ----------   --------   --------   --------   --------
          Total operating revenues.....  $  407,541   $334,170   $317,743   $304,932   $258,998
                                         ==========   ========   ========   ========   ========
Operating income (loss):
  Operations...........................  $   71,707   $ 70,810   $ 63,650   $ 60,987   $ 41,017
  Stock option cash-outs and
     bonuses(3)........................                (26,685)
  St. Louis Agency adjustment..........      (9,363)   (25,029)   (20,729)   (19,450)   (13,972)
                                         ----------   --------   --------   --------   --------
          Total........................  $   62,344   $ 19,096   $ 42,921   $ 41,537   $ 27,045
                                         ==========   ========   ========   ========   ========
Depreciation and amortization..........  $   33,657   $ 17,091   $ 14,054   $ 13,007   $  8,660
                                         ==========   ========   ========   ========   ========
Operating margins(4)...................        17.6%      21.2%      20.0%      20.0%      15.8%
Assets.................................  $1,282,873   $979,625   $546,393   $464,311   $398,416
                                         ==========   ========   ========   ========   ========

---------------

(1) Comparability of 2000 amounts is affected by the Newspaper Transactions and by an extra week of operations in 2000 resulting from a 53-week year.

(2) Comparability of 1996 amounts is affected by the acquisition of Scripps League Newspapers, Inc. (subsequently renamed Pulitzer Newspapers, Inc.) on July 1, 1996.

(3) In 1999, Old Pulitzer recorded expense of $26.7 million representing the cost of stock option cash-outs and bonuses paid to publishing employees in connection with the Broadcast Transaction.

(4) Operating margins represent operating income compared to operating revenues. Operating income used in margin calculations excludes the St. Louis Agency adjustment (see "-- Agency Agreements.") and stock option cash-outs and bonuses (both of which are recorded as operating expenses for financial reporting purposes).

OPERATING STRATEGY

     The Company's long-term operating strategy is to maximize each newspaper property's growth and profitability through maintenance of editorial excellence, leadership in locally responsive news, and prudent control of costs. Management believes that editorial excellence and leadership in locally responsive news will, over the long-term, allow the Company to maximize its market share in each of its respective markets. In addition, providing a portfolio of products designed to serve each property's broader market area as well as niche audiences, and including both print and new media delivery, is considered a key to maintaining and strengthening the Company's local market franchises. Experienced local managers implement the Company's strategy in each market, with centralized management providing oversight and guidance in all areas of planning and operations.

     The Company has developed "new media" operations that are designed to enhance, complement and add value to its traditional newspaper publishing businesses by providing consumer and advertiser services through electronic dissemination of information via the world wide web/Internet. At the center of the Company's Internet strategy are the websites developed in conjunction with the Company's newspaper properties. Each of the websites takes full advantage of the newspapers' extensive intelligence of the communities they serve, strong advertiser relationships and substantial marketing expertise to produce in-depth, relevant, locally focused online publications. The Company's objective in these operations is to build audience to generate revenues in support of its publishing franchises.

     The Company complements its internal growth strategies with a disciplined and opportunistic acquisition strategy that is focused on acquiring publishing properties that the Company believes are a good fit with its operating strategy, possess attractive growth potential, generate strong cash flows and will offer an attractive return on investment. Management believes generally that the Company's reputation, financial position, cash flow and conservative capital structure, among other factors, will assist the Company in pursuing acquisitions.

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

COMBINED ST. LOUIS OPERATIONS

     The Company serves the greater St. Louis metropolitan area with the daily Post-Dispatch and, as of August 10, 2000, the Suburban Journals' weekly newspapers, as well as with its STLtoday.com news and information Internet web site (formerly postnet.com). St. Louis is currently the 17th largest metropolitan statistical area in the United States with a population of approximately 2.6 million. The following table sets forth historical revenue information for the Company's combined St. Louis operations for the periods indicated.

                                                        YEARS ENDED DECEMBER 31,
                                          ----------------------------------------------------
                                          2000(1)      1999       1998       1997       1996
                                          --------   --------   --------   --------   --------
Operating revenues (in thousands):
  Advertising(2)........................  $225,137   $190,652   $179,341   $170,973   $158,556
  Circulation...........................    60,555     60,759     63,208     63,216     63,858
  Other.................................     6,123      3,040      2,127      1,073      1,729
                                          --------   --------   --------   --------   --------
          Total.........................  $291,815   $254,451   $244,676   $235,262   $224,143
                                          ========   ========   ========   ========   ========

---------------

(1) Comparability of 2000 amounts is affected by the Journals Acquisition and by an extra week of operations in 2000 resulting from a 53-week year.

(2) Advertising includes revenues from preprinted inserts.

ST. LOUIS POST-DISPATCH

     Founded in 1878 by the first Joseph Pulitzer, the Post-Dispatch has a long history of reporting and editorial excellence and innovation in newspaper publishing under the direction of the Pulitzer family. The Post-Dispatch is a morning daily and Sunday newspaper serving primarily the greater St. Louis metropolitan area.

     As a result of the PD LLC Venture, established May 1, 2000, the Company holds a 95 percent interest in the results of operations of PD LLC and Herald holds a 5 percent interest. Prior to May 1, 2000, under the terms of the St. Louis Agency Agreement, which had governed the operations of the Post-Dispatch since 1961, the Company and Herald generally shared its operating profits and losses, as well as its capital expenditures, on a 50-50 basis.

     The following table sets forth for the past five years certain circulation and advertising information for the Post-Dispatch. See "-- Agency Agreements."

                                                          YEARS ENDED DECEMBER 31,
                                               -----------------------------------------------
                                                2000      1999      1998      1997      1996
                                               -------   -------   -------   -------   -------
Post-Dispatch:
  Circulation(1):
     Daily...................................  300,099   307,375   324,059   319,887   319,203
     Sunday..................................  492,092   509,110   520,635   530,442   540,434
Advertising linage (in thousands of inches):
  Retail.....................................      728       774       832       841       819
  General....................................      204       152       102        91       101
  Classified.................................    1,135     1,082     1,004     1,003     1,007
                                               -------   -------   -------   -------   -------
          Total..............................    2,067     2,008     1,938     1,935     1,927
  Part run(2)................................      834       836       571       607       792
                                               -------   -------   -------   -------   -------
          Total inches.......................    2,901     2,844     2,509     2,542     2,719
                                               =======   =======   =======   =======   =======

---------------

(1) Amounts for 2000 are based on internal records of the Company for the twelve-month period ended December 31. Amounts for prior years are based on ABC Audit Reports for the twelve-month periods ended September 30.

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

     The Post-Dispatch is distributed primarily through independent home delivery carriers and single copy dealers. Home delivery accounted for approximately 75 percent of circulation for the daily Post-Dispatch and approximately 55 percent of circulation for the Sunday edition during 2000. In order to build a stronger, more direct relationship with its readers, the Post Dispatch has purchased a number of routes from independent carriers and dealers over the past year and it may continue to purchase additional routes from time to time in the future.

SUBURBAN JOURNALS OF GREATER ST. LOUIS

     With the addition of the Suburban Journals in August of 2000, the Company's St. Louis newspaper operations now include a group of 36 weekly papers and various niche publications that provide comprehensive community-oriented local news packages to the communities that they serve. The publications primarily represent controlled-distribution newspapers and, depending on the community served, are published once, twice or three times per week. The Suburban Journals have a combined average weekly circulation of approximately 1,455,000.

     The Suburban Journals' newspapers are organized by geographic area into nine publication groups throughout the St. Louis metropolitan area. Each group has a news and advertising staff based in its local community that is overseen by a local publisher. The groups are supported by centralized production facilities, distribution systems and administrative services. In addition, a centralized advertising department provides sales support for classified, national and major/regional advertisers that wish to target readers across several publication groups.

ST. LOUIS INTERNET OPERATIONS

     The Company's STLtoday.com (www.STLtoday.com) Web site provides the St. Louis community with comprehensive news, business, sports, entertainment and neighborhood information. The site also features enhanced online advertiser services in the three major classified advertising categories -- autos, real estate and jobs. In addition, the Web site offers St. Louis at Work -- a regional workforce initiative which brings together a public-private partnership to attract, train and retain a multi-skilled talent pool for the metro area. As a part of the initiative, stlouisatwork.com was created to become the online career destination for regional employers and job candidates. The following table sets forth some key statistics for the STLtoday.com Web site for the periods indicated.

                                                              FOURTH QUARTER
                                                              ---------------
                                                               2000     1999    % CHANGE
                                                              ------   ------   --------
                                                              (IN THOUSANDS)
STLtoday.com (Launched 1/96):
  Average page views per day(1).............................  385.7    279.7      37.9%
  Average sessions per day(2)...............................  121.5     75.7      60.5%

---------------

(1) A "page view" occurs when a web server provides a web page to a website visitor.

(2) A "session" is a collection of "page views" seen by a particular visitor at one time.

ARIZONA DAILY STAR

     Founded in 1877, the Star is published in Tucson, Arizona, by the Company's wholly-owned subsidiary, Star Publishing Company. The Star, a morning and Sunday newspaper, and the Tucson Citizen (the "Citizen"), an afternoon newspaper owned by Gannett Co., Inc. ("Gannett"), are southern Arizona's leading dailies. The Star and the Citizen are published through an agency operation (the "Tucson Agency") pursuant to an Agency Agreement, dated March 28, 1940, as amended and restated (the "Tucson Agency Agreement"), and have a combined weekday circulation of approximately 138,000. Tucson is currently the 69th largest metropolitan statistical area in the United States with a population of approximately 814,000.

     The Tucson Agency operates through TNI Partners Inc. ("TNI Partners"), an agency partnership that is owned half by the Company and half by Gannett. TNI Partners is responsible for all aspects of the business of the two newspapers other than editorial opinion and gathering and reporting news. Net income or net loss of TNI Partners is allocated equally to the Star and the Citizen. The Company reports its 50 percent share of TNI Partners' operating results as a single component of operating income in its statement of consolidated income.

     As a result of the Tucson Agency, the financial performance of the Company's Star Publishing Company subsidiary is directly affected by the operations and performance of both the Star and the Citizen.

     The following table sets forth certain information concerning circulation and combined advertising linage of the Star and the Citizen and operating revenues of TNI Partners for the past five years.

                                                        YEARS ENDED DECEMBER 31,
                                          ----------------------------------------------------
                                            2000       1999       1998       1997       1996
                                          --------   --------   --------   --------   --------
Circulation(1):
  Star daily............................    98,469     97,644     96,142     96,101     96,198
  Citizen daily.........................    39,543     40,599     42,444     44,009     46,062
  Star Sunday...........................   171,726    173,071    174,173    175,659    178,820
Combined advertising linage (in
  thousands of inches):
  Full run (all zones)
     Retail.............................     1,713      1,703      1,581      1,587      1,499
     General............................        97         83         81         51         45
     Classified.........................     2,033      2,068      1,852      1,713      1,684
                                          --------   --------   --------   --------   --------
          Total.........................     3,843      3,854      3,514      3,351      3,228
     Part run(2)........................       256        303        314        264        201
                                          --------   --------   --------   --------   --------
          Total inches..................     4,099      4,157      3,828      3,615      3,429
                                          ========   ========   ========   ========   ========
TNI Partners operating revenues (in
  thousands):
  Advertising...........................  $ 93,560   $ 87,550   $ 84,550   $ 80,408   $ 74,832
  Circulation...........................    22,786     22,234     21,856     22,046     22,388
  Other.................................     4,804      4,642      3,956      3,620      2,976
                                          --------   --------   --------   --------   --------
          Total.........................  $121,150   $114,426   $110,362   $106,074   $100,196
                                          ========   ========   ========   ========   ========

---------------

(1) Amounts for 2000 are based on the internal records of the Company. Amounts for prior years are based on ABC Audit Reports for the 52-week period ended December 31.

(2) Part run inches represent advertisements that are published in selected copies (i.e., less than the full press run) of a daily edition of the newspaper to specifically target certain geographic locations. The advertisements typically appear in a special news and advertising section designed specifically for the targeted geographic locations.

     In 2000, the Star's daily edition accounted for approximately 71 percent of the combined daily circulation of the Tucson Agency publications. The Star's daily and Sunday editions accounted for approximately 56 percent of the agency's total advertising linage.

     The Star and the Citizen are printed at TNI Partners' modern, computerized facility equipped with two, eight-unit Metro offset presses. The writing, editing and composing functions have been computerized, increasing efficiency and reducing workforce requirements.

     "Starnet," Star's website on the internet (www.azstarnet.com), serves the Tucson community with local news, sports and entertainment content and enhanced online advertiser services featuring the three major classified advertising categories -- automotive, real estate and help wanted. In addition, Starnet also serves as a city portal, providing community information and acting as a community center and marketplace, enabling businesses and individuals to build relationships with each other and the Star. Starnet generates revenue from online advertising and from service and transaction fees, all of which are included in TNI Partners' other operating revenue.

     The following table sets forth some key statistics for the azstarnet.com website for the periods indicated.

                                                              FOURTH QUARTER
                                                              ---------------
                                                              2000      1999    % CHANGE
                                                              -----     -----   --------
                                                              (IN THOUSANDS)
Starnet.com (Launched 6/95):
  Average page views per day(1).............................   146       135      8.1%
  Average sessions per day(2)...............................    41        40      2.5%

---------------

(1) A "page view" occurs when a web server provides a web page to a website visitor.

(2) A "session" is a collection of "page views" seen by a particular visitor at one time.

PULITZER NEWSPAPERS, INC.

     The PNI Group publishes 13 dailies that serve markets in the Midwest, Southwest and West, as well as a number of weekly and bi-weekly publications. The PNI Group's daily newspapers publish morning or afternoon editions during the week and, generally, morning editions on the weekend. Home delivery through independent contract carriers accounts for the significant portion of each newspaper's circulation. The 13 daily newspapers in the PNI Group, ranked in order of circulation based on ABC Publisher's Statements for the six-month period ended September 30, 2000 (except where noted), are:

                                                                          CIRCULATION
                                                                        ---------------
                                                                        DAILY    SUNDAY
                                                                        ------   ------
The Pantagraph...........................  Bloomington, Illinois        48,213   52,724
The Daily Herald.........................  Provo, Utah                  30,960   32,578
The Napa Valley Register.................  Napa, California             18,785   19,486
Santa Maria Times........................  Santa Maria, California      17,726   19,666
The World................................  Coos Bay, Oregon             14,192   15,747
The Hanford Sentinel.....................  Hanford, California          13,258   13,031
The Arizona Daily Sun....................  Flagstaff, Arizona           11,312   13,537
Troy Daily News..........................  Troy, Ohio                   10,838   12,298
The Daily Chronicle......................  DeKalb, Illinois              9,820   11,369
The Daily Journal........................  Park Hills, Missouri          8,792    8,851
The Garden Island........................  Lihue, Hawaii                 8,202    9,187
The Lompoc Record........................  Lompoc, California            7,968    8,346
The Daily News...........................  Rhinelander, Wisconsin(1)     4,786    5,531

---------------

(1) Amounts are based on the internal records of the Company.

     In addition, the PNI Group also publishes more than 30 weekly newspapers and various niche publications associated with its dailies. These include weekly newspaper groups operated in conjunction with its properties in Bloomington, Provo and Hanford.

     The markets served by the PNI Group are attractive because they generally have desirable demographic characteristics and above-average growth rates. Collectively, the PNI Group's markets exceed U.S. averages in such key measures as annual household growth rate, median household income and median years of school completed. In addition, the median home value in these markets exceeds the U.S. median.

     Further, these markets, which are often not served by major metropolitan media, tend to be characterized by less media competition, which gives the Company an opportunity to sustain and expand market share. A strong focus on local reporting and editorial excellence is considered a key to long-term success in these markets. The following table sets forth the operating revenues of the PNI Group for the past five years.

                                                          YEARS ENDED DECEMBER 31,
                                              ------------------------------------------------
                                              2000(1)     1999      1998      1997     1996(2)
                                              --------   -------   -------   -------   -------
                                                               (IN THOUSANDS)
Operating revenues:
  Advertising...............................  $ 89,312   $62,008   $56,531   $53,819   $27,048
  Circulation...............................    20,950    14,198    13,939    13,372     6,382
  Other.....................................     5,464     3,513     2,597     2,479     1,425
                                              --------   -------   -------   -------   -------
Total.......................................  $115,726   $79,719   $73,067   $69,670   $34,855
                                              ========   =======   =======   =======   =======

---------------

(1) Comparability of 2000 amounts is primarily affected by the Pantagraph Acquisition and by an extra week of operations in 2000 resulting from a 53-week year.

(2) Amounts include revenues for the six-month period from July 1, 1996 to December 31, 1996, subsequent to the acquisition of Scripps League Newspapers, Inc. (subsequently renamed Pulitzer Newspapers, Inc.) on July 1, 1996.

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

AGENCY AGREEMENTS

     Newspapers in approximately 13 cities operate under joint operating or agency agreements. Agency agreements generally provide for newspapers servicing the same market to share certain printing and other facilities and to pool certain revenues and expenses in order to decrease aggregate expenses and thereby allow the continuing operation of multiple newspapers serving the same market. The Newspaper Preservation Act of 1970 permits joint operating agreements between newspapers under certain circumstances without violation of the Federal antitrust laws.

     St. Louis Agency. As a result of the PD LLC Venture, established May 1, 2000, the Company holds a 95 percent interest in the results of operations of PD LLC and Herald holds a 5 percent interest. Prior to May 1, 2000, under the terms of the St. Louis Agency Agreement, which had governed the operations of the Post-Dispatch since 1961, the Company and Herald generally shared its operating profits and losses, as well as its capital expenditures, on a 50-50 basis. Under the St. Louis Agency Agreement, for fiscal 2000 (for operating results through April 30, 2000), 1999, 1998, 1997 and 1996 the Company paid Herald $9,363,000,
$25,029,000, $20,729,000 $19,450,000 and $13,972,000, respectively, for Herald's share of the operating income of the St. Louis Agency.

     Tucson Agency. The Tucson Agency Agreement has, since 1940, governed the joint operations of the Star and Citizen. TNI Partners, as agent for the Company and Gannett, is responsible for advertising and circulation, printing and delivery and collection of all revenues of the Star and the Citizen. The Board of Directors of TNI Partners presently consists of three directors chosen by the Company and three chosen by Gannett. Budgetary, personnel and other non-news and editorial policy matters, such as advertising and circulation policies and rates or prices, are determined by the Board of Directors of TNI Partners. Each newspaper is responsible for its own news and editorial content. Revenues and expenses are recorded by TNI Partners, and the resulting profit is generally split 50-50 between the Company and Gannett. The Company reports its 50 percent share of TNI Partners' operating results as a single component of operating income in its statement of consolidated income. Both partners have certain administrative costs that are borne separately. As a result of the Tucson Agency, the Star and the Citizen benefit from increases and can be adversely affected by decreases in each other's circulation.

     The Tucson Agency Agreement runs through June 1, 2015, and contains renewal provisions for successive periods of 25 years each.

COMPETITION

     The Company's publications compete for readership and advertising revenues in varying degrees with other metropolitan, suburban, neighborhood and national newspapers and other publications as well as with television, radio, cable, Internet, online services and other new media technologies, direct mail, yellow page directories, billboards and other news and advertising media. Competition for advertising is based upon circulation levels, readership demographics, price and advertiser results. Competition for circulation is generally based upon the content, journalistic quality and price of the publication. In St. Louis and its surrounding suburban communities, the Company's print competition for circulation and advertising revenues includes paid suburban daily newspapers, independently owned community newspapers and shoppers and direct mail advertisers. These community newspapers and shoppers and direct mail companies target selected geographic markets throughout the St. Louis metropolitan area.

     Due to the agency relationship existing in Tucson, the Star and the Citizen cannot be viewed as competitors for advertising or circulation revenues. The Star and the Citizen compete primarily against other media and against Phoenix-area and suburban, neighborhood and national newspapers and other publications.

RAW MATERIALS

     Fluctuations in the price of newsprint significantly impact the results of the Company's newspaper operations, where newsprint expense typically accounts for approximately 15 to 20 percent of total operating expenses. During 2000, the Company consumed approximately 100,100 metric tons of newsprint in its St. Louis and PNI Group newspaper operations at a total cost of approximately $56.5 million. Consumption at the Post-Dispatch represented approximately 71 percent of the 100,100 metric tons used in 2000. In the last five years, the Company's average cost per ton of newsprint has varied from a low of $510 per metric ton in 1999 to a high of $646 per metric ton in 1996. During the first quarter of 2001, the Company's average cost per metric ton for newsprint has been approximately $595. On March 1, 2001, the Company's newsprint suppliers increased the price of newsprint by $50 per metric ton. This price increase will begin to impact the Company's newsprint expense in the second quarter of 2001.

     The Company obtains the newsprint necessary for its St. Louis and PNI Group operations from eight separate mills, three of which are located in Canada and five in the United States. The Company has guaranteed the future supply of certain volume levels through multi-year agreements with six of its newsprint suppliers. The Company believes that the absence of agreements with the remaining two newsprint suppliers will not affect the Company's ability to obtain newsprint at competitive prices.

     TNI Partners obtains the newsprint necessary for the Tucson Agency's operations pursuant to an arrangement with Gannett, the owner of the Citizen. Gannett purchases newsprint on behalf of TNI Partners under various contractual arrangements and agreements. Newsprint is also purchased on the spot market. Pulitzer's 50 percent share of TNI Partners' newsprint consumption and cost for the 2000 fiscal year was approximately 13,100 metric tons and $7 million, respectively.

EMPLOYEES

     At December 31, 2000, the Company had approximately 3,000 full-time employees. At the Post-Dispatch in St. Louis, a majority of the approximately 1,200 full-time employees is represented by unions. The Company considers its relationship with its employees to be good.

     The Post-Dispatch has contracts with substantially all of its production unions, with expiration dates ranging from March 2002 through February 2010. In addition, the Post-Dispatch has a multi-year contract with the St. Louis Newspaper Guild that expires in January 2003. All of the Post-Dispatch's labor contracts contain no strike provisions.

     TNI Partners' contract with Tucson Graphic Communications Union Local No. 212, covering certain pressroom employees, expires on May 31, 2001. In each of the last several years, this contract has been renegotiated for a one-year term.

ITEM 2. PROPERTIES

     The corporate headquarters of the Company is located at 900 North Tucker Boulevard, St. Louis, Missouri. The general character, location and approximate size of the principal physical properties used by the Company for its newspaper publishing and related new media businesses at December 31, 2000 are set forth below. Leases on the properties indicated as leased by the Company expire at various dates through June 2007.

     The Company believes that all of its owned and leased properties used in connection with its operating activities are in good condition, well maintained and generally adequate for its current and immediately foreseeable operating needs.

                                                              APPROXIMATE AREA IN
                                                                  SQUARE FEET
                                                              -------------------
GENERAL CHARACTER OF PROPERTY                                  OWNED      LEASED
-----------------------------                                 --------   --------
Printing plants, business and editorial offices, and
  warehouse space located in:
  St. Louis, Missouri(1)....................................  607,800    149,300
  St. Louis, Missouri(2)....................................  141,200     69,400
  Tucson, Arizona(3)........................................  265,000    138,800
  Washington, D.C...........................................               2,250
  Bloomington, Illinois.....................................   84,300     12,900
  Provo, Utah...............................................   26,400     14,900
  Troy, Ohio................................................   36,600
  Hanford, California.......................................   29,900      5,500
  Lihue, Hawaii.............................................    8,500     20,900
  Flagstaff, Arizona........................................   23,200      2,600
  Santa Maria, California...................................   20,800      3,600
  Napa, California..........................................   21,000
  DeKalb, Illinois..........................................   16,100
  Coos Bay, Oregon..........................................   15,200
  Park Hills, Missouri......................................   22,700
  Petaluma, California......................................    9,000
  Rhinelander, Wisconsin....................................    6,400

---------------

(1) Property is owned by and used in the operations of PD LLC.

(2) Property primarily includes locations operated by the Suburban Journals in the greater St. Louis area.

(3) The 265,000 square foot facility in Tucson, Arizona is used in the production of the Star and the Citizen and is jointly owned with Gannett pursuant to the Tucson Agency.

ITEM 3. LEGAL PROCEEDINGS

     Subsequent to Old Pulitzer's acquisition of Scripps League Newspaper, Inc. ("Scripps League") on July 1, 1999, Barry H. Scripps commenced an action against Edward W. Scripps, Betty Knight Scripps and PNI. Barry H. Scripps is the child of Edward W. Scripps and Betty Knight Scripps. Barry H. Scripps, a
former minority shareholder and executive employee of Scripps League, alleges that the defendant Betty Knight Scripps formed and implemented a wrongful scheme to transfer the ownership of Scripps League outside the Scripps family in violation of the Scripps League corporate mission by: (i) inducing the defendant Edward W. Scripps to breach their life-long promises to Barry H. Scripps to retain the ownership of Scripps League Newspapers in the family and ultimately turn over its management and control to Barry Scripps; (ii) engineering an unlawful freeze-out of Barry H. Scripps as a minority shareholder from Scripps League and its subsidiaries; and (iii) tortiously causing Scripps League to breach its promise to Barry H. Scripps of permanent employment. The claims asserted are for breach of promise against Edward W. Scripps and Betty Knight Scripps, breach of employment contract against PNI as successor to Scripps League, interference with contract against Betty Knight Scripps, breach of fiduciary duty against Betty Knight Scripps, and promissory estoppel against Edward W. and Betty Knight Scripps. Barry H. Scripps seeks (i) money damages, together with interest and counsel fees in the amount to be proven at trial against Edward W. and Betty Knight Scripps; (ii) judgment rescinding each of the actions that Betty Knight Scripps caused to be taken that allegedly froze out Barry H. Scripps as a stockholder in Scripps League; and (iii) damages against PNI for loss of income plus interest and counsel fees in an amount to be proven at trial for breach of the purported employment agreement. Edward W. Scripps and Betty Knight Scripps, jointly and severally, agreed to indemnify the Company and its affiliates, officers, directors, stockholders, employees, agents, successors and assigns at all times after the closing for any and all losses arising from Barry H. Scripps' claims. On March 26, 1998, the Court issued an order granting defendants' motion for summary judgment and dismissed all of Barry H. Scripps' charges and claims against all defendants, and on April 29, 1998, a final judgment was entered with respect to that order. Barry H. Scripps filed a notice of appeal on May 21, 1998, and Barry H. Scripps' brief in connection with that appeal was filed with the Appeals Court of the Commonwealth of Massachusetts on March 18, 1999. The Appeals Court of the Commonwealth of Massachusetts held oral argument on Barry H. Scripps' appeal on January 9, 2001.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     Not Applicable.

                                    PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

     Prior to the Spin-off, the Company's common stock and Class B common stock did not trade in a public market. Old Pulitzer's common stock was listed and traded on the New York Stock Exchange, Inc. (the "NYSE") under the symbol "PTZ." The separate existence of Old Pulitzer ceased on March 18, 1999 after the completion of the Broadcast Transaction. The shares of the Company's Common Stock are listed on the NYSE and, as of March 19, 1999, trade under the symbol "PTZ." The shares of the Company's Class B Common Stock do not trade in a public market.

     At March 16, 2001, there were approximately 412 record holders of the Company's common stock and 28 record holders of its Class B common stock.

     The following table sets forth the range of high and low sales prices for Pulitzer Inc. and Old Pulitzer common stock and dividends paid for each quarterly period in the past two years:

                                                                HIGH(1)    LOW(1)    DIVIDEND(2)
                                                                -------    ------    -----------
2000
First Quarter...............................................    $44.44     $32.81       0.16
Second Quarter..............................................     42.00      34.56       0.16
Third Quarter...............................................     45.69      38.75       0.16
Fourth Quarter..............................................     47.70      39.90       0.16

                                                                HIGH(1)    LOW(1)    DIVIDEND(2)
                                                                -------    ------    -----------
1999
First Quarter (12/28/98-3/18/99)............................    $88.88     $77.50       $0.00
First Quarter (3/19/99-3/28/99).............................     43.38      41.44        0.00
Second Quarter..............................................     45.44      39.88        0.15
Third Quarter...............................................     48.56      42.88        0.15
Fourth Quarter..............................................     46.50      36.25        0.15

---------------
(1) Share prices for the first quarter of 1999 through 3/18/99 relate to the common stock of Old Pulitzer before the Spin-off. Share prices for 1999 subsequent to 3/18/99 and all of 2000 relate to the common stock of the Company.

(2) In 2000, the Company declared and paid cash dividends of $0.64 per share of common stock and Class B common stock. In 1999, the Company declared and paid cash dividends of $0.45 per share of common stock and Class B common stock. Old Pulitzer did not declare a quarterly dividend in the first quarter of 1999 due to its acceleration and declaration in December 1998.

     On January 3, 2001, the Board of Directors of the Company announced for the first quarter of 2001 a 6.3 percent increase in the dividend on its common stock and Class B common stock to $0.17 per share from $0.16 per share. The cash dividend was paid on February 1, 2001. On March 13, 2001, the Board of Directors of the Company declared a dividend of $0.17 payable on May 1, 2001. Future dividends will depend upon, among other things, the Company's earnings, financial condition, cash flows, capital requirements and other relevant considerations, including the limitations under any credit agreement or other agreement to which the Company may become a party in the future.

ITEM 6. SELECTED FINANCIAL DATA

                                                        YEARS ENDED DECEMBER 31,
                                         ------------------------------------------------------
                                            2000        1999       1998       1997       1996
                                         ----------   --------   --------   --------   --------
                                                (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
OPERATING RESULTS
Operating Revenues -- net.............   $  407,541   $334,170   $317,743   $304,932   $258,998
                                         ----------   --------   --------   --------   --------
Operating Expenses:
  Payroll and other personnel
     expense..........................      161,339    133,594    123,085    116,619     97,434
  Newsprint expense...................       56,464     45,293     50,758     49,870     50,878
  Stock option cash-outs and
     bonuses..........................                  26,685
  St. Louis Agency adjustment.........        9,363     25,029     20,729     19,450     13,972
  Depreciation........................       13,495      9,785      7,959      7,175      5,623
  Amortization........................       20,162      7,306      6,095      5,832      3,037
  Other expenses......................      106,861     89,347     87,131     84,804     79,406
                                         ----------   --------   --------   --------   --------
          Total operating expenses....      367,684    337,039    295,757    283,750    250,350
                                         ----------   --------   --------   --------   --------
Equity in earnings of Tucson newspaper
  partnership.........................       22,487     21,965     20,935     20,355     18,397
                                         ----------   --------   --------   --------   --------
Operating income......................       62,344     19,096     42,921     41,537     27,045
Interest income.......................       19,033     25,377      4,967      4,391      4,509
Interest expense......................      (16,537)
Net gain (loss) on marketable
  securities and investments..........       (2,197)      (111)     1,322        260
Equity in losses of joint venture
  investment..........................       (1,728)
Net other expense.....................       (1,569)    (2,697)    (2,139)    (1,202)    (5,870)
                                         ----------   --------   --------   --------   --------
Income from continuing operations
  before provision for income taxes...       59,346     41,665     47,071     44,986     25,684
Provision for income taxes............       23,595     18,708     20,055     19,227     10,892
Minority interest in net earnings of
  subsidiary..........................          849
                                         ----------   --------   --------   --------   --------
Income from continuing operations.....       34,902     22,957     27,016     25,759     14,792
Discontinued operations, net of tax...                 (21,449)    49,268     40,269     42,708
                                         ----------   --------   --------   --------   --------
NET INCOME............................   $   34,902   $  1,508   $ 76,284   $ 66,028   $ 57,500
                                         ==========   ========   ========   ========   ========
Basic Earnings Per Share of Stock:
  Income from continuing operations...   $     1.60   $   1.02   $   1.21   $   1.17   $   0.67
  Discontinued operations.............                   (0.95)      2.20       1.82       1.95
                                         ----------   --------   --------   --------   --------
  Basic earnings per share............   $     1.60   $   0.07   $   3.41   $   2.99   $   2.62
                                         ==========   ========   ========   ========   ========
  Weighted average number of shares
     outstanding......................       21,757     22,578     22,381     22,110     21,926
                                         ==========   ========   ========   ========   ========
Diluted Earnings Per Share of Stock:
  Income from continuing operations...   $     1.60   $   1.02   $   1.19   $   1.15   $   0.66
  Discontinued operations.............                   (0.95)      2.16       1.79       1.92
                                         ----------   --------   --------   --------   --------
  Diluted earnings per share..........   $     1.60   $   0.07   $   3.35   $   2.94   $   2.58
                                         ==========   ========   ========   ========   ========
  Weighted average number of shares
     outstanding......................       21,786     22,601     22,753     22,452     22,273
                                         ==========   ========   ========   ========   ========
Dividends per share of common and
  Class B common stock................   $     0.64   $   0.45   $   0.75   $   0.52   $   0.46
                                         ==========   ========   ========   ========   ========
OTHER DATA
Cash and marketable securities........   $  194,313   $557,891   $110,171   $ 62,749   $ 73,052
Working capital.......................      218,619    595,530    124,675     75,830     78,927
Total assets..........................    1,282,873    979,625    546,393    464,311    398,416
Long-Term Debt........................      306,000
Stockholders' equity..................      799,701    813,451    385,357    310,777    249,937

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

     As of May 25, 1998, Old Pulitzer, the Company and Hearst-Argyle Television, Inc. ("Hearst-Argyle") entered into an Amended and Restated Agreement and Plan of Merger (the "Merger Agreement") pursuant to which Hearst-Argyle agreed to acquire Old Pulitzer's television and radio broadcasting operations (collectively, the "Broadcasting Business") in exchange for the issuance to Old Pulitzer's stockholders of 37,096,774 shares of Hearst-Argyle's Series A common stock. The Broadcasting Business consisted of nine network-affiliated television stations and five radio stations owned and operated by Pulitzer Broadcasting Company and its wholly-owned subsidiaries. On March 18, 1999, the Broadcasting Business was acquired by Hearst-Argyle through the merger (the "Merger") of Old Pulitzer into Hearst-Argyle. Prior to the Merger, Old Pulitzer's newspaper publishing and related new media businesses were contributed to the Company in a tax-free "spin-off" to Old Pulitzer stockholders (the "Spin-off"). The Merger and Spin-off are collectively referred to as the "Broadcast Transaction."

     Old Pulitzer's historical basis in its newspaper publishing and related new media assets and liabilities has been carried over to the Company. The Broadcast Transaction represents a reverse-spin transaction and, accordingly, the Company's results of operations for periods prior to the consummation of the Broadcast Transaction are identical to the historical results of operations previously reported by Old Pulitzer. Results of the Company's newspaper publishing and related new media businesses are reported as continuing operations, and the results of the Broadcasting Business owned by Old Pulitzer prior to the Merger are reported as discontinued operations, in the financial statements included in Item 8 of this Annual Report on Form 10-K.

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

     On May 1, 2000, the Company, Pulitzer Technologies, Inc., a wholly-owned subsidiary of the Company (together with the Company, the "Pulitzer Parties") and The Herald Company, Inc. ("Herald") completed the transfer of their respective interests in the assets and operations of the Post-Dispatch and certain related businesses to a new joint venture (the "Venture"), known as St. Louis Post-Dispatch LLC ("PD LLC"). The Company controls and manages PD LLC. Under the terms of the operating agreement governing PD LLC (the "Operating Agreement"), the Pulitzer Parties hold a 95 percent interest in the results of operations of PD LLC and Herald holds a 5 percent interest. Previously, under the terms of the St. Louis Agency Agreement, which had governed the operations of the Post-Dispatch since 1961, the Company and Herald generally shared its operating profits and losses, as well as its capital expenditures, on a 50-50 basis. Also, under the terms of the Operating Agreement, Herald received on May 1, 2000 a cash distribution of $306 million from PD LLC. This distribution was financed by a $306 million loan (the "Loan") to PD LLC from a group of institutional lenders (the "Lenders") led by Prudential Capital Group, a division of The Prudential Insurance Company of America. The Venture and the Loan are treated as a purchase for accounting purposes.

     On August 10, 2000, the Company acquired the assets of the Suburban Newspapers of Greater St. Louis, LLC and the stock of The Ladue News, Inc. (collectively the "Suburban Journals") for $165 million, excluding acquisition costs and a separate payment for working capital of approximately $7 million (the "Journals Acquisition"). The Suburban Journals are a group of 36 weekly papers and various niche publications that serve the greater St. Louis, Missouri metropolitan area. The Company funded this acquisition with internal cash generated from the sale of a portion of its marketable security investments.

     The Pantagraph Acquisition, Venture and Journals Acquisition are collectively referred to as the "Newspaper Transactions."

2000 COMPARED WITH 1999

CONTINUING OPERATIONS -- PUBLISHING

     Operating revenues for the year ended December 31, 2000 increased 22 percent to $407.5 million from $334.2 million in 1999. The increase primarily reflected higher advertising revenues and the contribution from The Pantagraph, acquired in January 2000, and the Suburban Journals, acquired in August 2000. In addition, the revenue comparison was favorably affected by an extra week of operations in 2000; fiscal 2000 contained 53 weeks, versus 52 weeks in fiscal 1999. Excluding the results of properties acquired and the additional week in 2000, revenues for the full year of 2000 increased 5 percent over 1999.

     Newspaper advertising revenues increased $61.8 million, or 24.5 percent, in 2000. The current year increase primarily reflected the addition of advertising revenue from The Pantagraph and Suburban Journals, the additional week of operations, and higher revenue at the Post-Dispatch. At the Post-Dispatch, gains were primarily driven by increases in national and classified advertising, reflecting rate increases in January 2000 as well as a prior classified rate increase in mid-1999. On a comparable basis, advertising revenues increased 5.9 percent from the prior year, reflecting the Post-Dispatch gains as well as solid increases at many of the PNI Group locations.

     Circulation revenues increased approximately $6.5 million, or 8.7 percent, in 2000. The higher circulation revenues reflected the addition of circulation revenue from The Pantagraph.

     Other publishing revenues increased $5.0 million, or 76.8 percent, in 2000, primarily reflecting higher revenues from the Company's "new media" operations and the addition of revenue from properties acquired in 2000.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS -- CONTINUED

     Operating expenses, excluding the St. Louis Agency adjustment, increased
14.8 percent to $358.3 million in 2000 from $312 million in 1999. The prior year included $26.7 million of stock option cash-out and bonus payments to publishing employees. Excluding these costs from 1999, the results of properties acquired in 2000, the 53rd week of operations in 2000 and new goodwill amortization in 2000 related to the Company's increased interest in the Post-Dispatch, operating expenses increased 5.9 percent to $301.6 million in 2000 from $284.7 million in 1999. The increase on a comparable basis primarily reflected higher overall personnel costs of $7.6 million, higher newsprint costs of $3.2 million and higher depreciation and amortization expense of approximately $2.7 million. A substantial portion of the increased expenses was related to investments in expanded sales staffs and online capabilities at many of the Company's newspapers.

     Equity in the earnings of the Tucson newspaper partnership increased 2.4 percent to $22.5 million in 2000 from $22 million in 1999. The increase in 2000 was primarily the result of the 53rd week of operations at the Star.

     The Company reported operating income for fiscal 2000 of $62.3 million compared to operating income of $19.1 million in 1999. Excluding the stock option cash-out and bonus payments of $26.7 million from the prior year, operating income would have increased 36.2 percent to $62.3 million from $45.8 million. The significant current year increase primarily reflected the impact of the Company's increased interest in the results of operations of the Post-Dispatch and contributions from The Pantagraph and Suburban Journals to operating income in 2000.

     Interest income for 2000 decreased to $19 million from $25.4 million in the prior year. The decrease reflected the lower average balance of invested funds in the current year due to the outflow of approximately $180 million of combined cash and marketable securities on January 11, 2000 in connection with the Pantagraph Acquisition and $165 million on August 10, 2000 in connection with the Journals Acquisition. The comparison also reflected the prior year inflow of approximately $429 million of net cash in connection with the Broadcast Transaction on March 18, 1999.

     The Company reported interest expense of $16.5 million in 2000. The current year interest expense results from the $306 million borrowing by PD LLC on May 1, 2000 to fund the cash distribution to Herald under the terms of the Operating Agreement.

     The Company incurred a net realized loss on marketable securities and investments of $2.2 million in 2000 compared with a net realized loss of $111,000 in 1999. The current year loss resulted from marketable security investment losses of $3.9 million and the $2.1 million iOwn investment write-down that were partially offset by limited partnership gains of $3.8 million. The prior year loss resulted from marketable security investment losses of $2.2 million, partially offset by limited partnership investment gains of $2.1 million.

     During 2000, the Company reported its equity in the losses of a joint venture investment of $1.7 million. As of December 31, 2000, the Company has a remaining investment balance of approximately $1.9 million in this joint venture.

     Net other expense for 2000 was $1.6 million compared with $2.7 million in the prior year. The higher expense in the prior year resulted primarily from a loss of $1.1 million related to the sale of the Company's newspaper property in Hamilton, Montana in May 1999.

     The effective income tax rate for 2000 was 39.8 percent compared with a rate of 44.9 percent in the prior year. The decline in the current year effective tax rate reflected lower state income taxes in 2000 and the prior year impact of the Hamilton newspaper sale that increased the 1999 rate. The Company expects its effective tax rate for 2001 to be approximately 41 percent.

     The Company reported income from continuing operations of $34.9 million, or $1.60 per diluted share, for the year ended December 31, 2000, compared with $23 million, or $1.02 per diluted share, in the prior year. The current year comparison is impacted by the following items in 2000: (i) dilution from the Newspaper Transactions that reduced current year earnings approximately $8.1 million, or $0.37 per diluted

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS -- CONTINUED

share, (ii) an increase in non-operating investment losses that lowered 2000 earnings by approximately $1.2 million, or $0.06 per diluted share, and (iii) the 53rd week that contributed approximately $786,000, or $0.04 per diluted share, to current year earnings. In addition, the comparison between years is also impacted by the following prior year items: (i) stock option cash-out and bonus payments of $26.7 million (pretax) that reduced 1999 earnings by $15.5 million, or $0.68 per diluted share, and (ii) the loss from the sale of the Hamilton newspaper property of $1.9 million, or $0.09 per diluted share.

     Fluctuations in the price of newsprint significantly impact the results of the Company's newspaper operations, where newsprint expense typically accounts for approximately 15 to 20 percent of total operating costs. The Company's average cost for newsprint for the year ended December 31, 2000 was approximately $560 per metric ton, compared to approximately $510 per metric ton in 1999. For the full year of 2000, the Company's newsprint cost and metric tons consumed, including its 50 percent share related to the operations of TNI Partners, were approximately $63.5 million and 113,200 metric tons, respectively. Based on the Company's current level of newspaper operations, expected annual newsprint consumption for 2001 is estimated to be in the range of 121,000 to 123,000 metric tons. During the first quarter of 2001, the Company's average cost for newsprint has been approximately $595 per metric ton. On March 1, 2001, the Company's newsprint suppliers increased the price of newsprint by $50 per metric ton. This price increase will begin to impact the Company's newsprint expense in the second quarter of 2001.

1999 COMPARED WITH 1998

CONTINUING OPERATIONS -- PUBLISHING

     Operating revenues for the year ended December 31, 1999 increased 5.2 percent to $334.2 million from $317.7 million in 1998. The gain primarily reflected higher advertising revenues and the contribution from the Troy Daily News acquired in October 1998. In addition to the acquisition of the Troy Daily News in 1998, the Company sold its daily newspapers in Hamilton, Montana and Haverhill, Massachusetts in May 1999 and June 1998, respectively. Excluding the results of these properties acquired and sold from both 1999 and 1998, revenues for the full year of 1999 increased 4 percent.

     Newspaper advertising revenues increased $16.8 million, or 7.1 percent, in 1999. The 1999 increase included advertising revenue gains of 9.7 percent at the PNI Group and 6.3 percent at the Post-Dispatch. The gains primarily reflected growth in classified advertising, and higher national advertising revenue at the Post-Dispatch. At the PNI Group, volume increases at most locations, along with new advertising from the Troy Daily News, accounted for a significant portion of the higher advertising revenue. At the Post-Dispatch, rate increases in January 1999 and higher national, classified and part-run advertising volume accounted for the current year advertising revenue increase. Excluding the results of properties acquired and sold from both 1999 and 1998, advertising revenues for the full year of 1999 increased 6.2 percent.

     Circulation revenues decreased approximately $2.2 million, or 2.8 percent, in 1999. The lower circulation revenues primarily reflected declines in paid circulation at the Post-Dispatch, which were partially offset by new circulation revenue from the Troy Daily News. The decline in circulation revenues at the Post-Dispatch was in part related to the significantly higher revenues in the third quarter of 1998 reflecting the positive impact on circulation related to Mark McGwire's pursuit of the Major League Baseball home run record.

     Other publishing revenues increased $1.8 million, or 38.7 percent, in 1999, resulting primarily from higher commercial printing revenue at the PNI Group and higher revenues from the Company's "new media" operations.

     Operating expenses, excluding the St. Louis Agency adjustment, increased to $312 million in 1999 from $275 million in 1998, an increase of 13.4 percent. The significant increase resulted from $26.7 million of stock option cash-out and bonus payments to publishing employees. Excluding these costs, operating expenses increased 3.7 percent to $285.3 million in 1999. The increase on a comparable basis reflected higher overall personnel costs of $10.2 million and higher depreciation and amortization of $3 million, due in part to the

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS -- CONTINUED

acquisition of the Troy Daily News in October 1998. These expense increases were partially offset by a decline in newsprint costs of $5.1 million, reflecting lower newsprint prices in 1999. Excluding the results of properties acquired and sold from both 1999 and 1998, as well as the St. Louis Agency adjustment and stock option cash-out and bonus payments, expenses for 1999 increased 2.4 percent.

     Equity in the earnings of the Tucson newspaper partnership increased $1 million from 1998 to $22 million. The increase in 1999 was primarily a result of gains in advertising revenue at the Star driven by an approximately 9.7 percent increase in full run advertising volume (linage in inches).

     The Company reported operating income for fiscal 1999 of $19.1 million compared to operating income of $42.9 million in 1998. The decrease in 1999 income resulted from the stock option cash-out and bonus payments of $26.7 million. Excluding these costs, operating income would have increased 6.7 percent to $45.8 million. The increase on a comparable basis reflected the advertising revenue gains and lower newsprint expense in 1999.

     Interest income for 1999 increased to $25.4 million from $5 million in the prior year. The increase reflected the inflow of approximately $429 million of net cash in connection with the Broadcast Transaction on March 18, 1999.

     The Company incurred a net realized loss on marketable securities and investments of $111,000 in 1999 compared to a gain of $1.3 million in the prior year. The 1999 loss reflected net realized losses of approximately $2.2 million related to the sale of marketable debt securities partially offset by the favorable performance of two limited partnership investments that generated gains of approximately $2.1 million. The 1998 gain of $1.3 million primarily reflected the favorable performance of two limited partnership investments.

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

     The Company reported income from continuing operations of $23 million, or $1.02 per diluted share, for the year ended December 31, 1999, compared with $27 million, or $1.19 per diluted share, in the prior year. The decline in 1999 income resulted from the stock option cash-out and bonus payments of $26.7 million ($15.5 million after-tax). Excluding these costs, income from continuing operations would have increased 42.3 percent to $38.4 million, or $1.70 per diluted share. The increase on a comparable basis reflected the advertising revenue gains, lower newsprint expense and higher interest income in 1999. Earnings per share for 1999 and 1998 reflect losses from the sales of the Hamilton (1999) and Haverhill (1998) newspaper properties of $0.09 and $0.02 per share, respectively.

DISCONTINUED OPERATIONS -- BROADCASTING

     For 1999, the Company reported a loss from discontinued operations of $21.4 million, or $0.95 per diluted share, compared to income of $49.3 million, or $2.16 per diluted share, in the prior year. The 1999 loss resulted from a combination of $25.3 million of stock option cash-out and bonus payments to broadcasting employees at the time of the Merger and a loss on extinguishment of debt of approximately $18 million (approximately $17.2 million prepayment penalty and $750,000 write-off of deferred financing fees). In addition, only the broadcasting operations through the date of the Merger on March 18, 1999 were included in 1999, compared to a full year of normal broadcasting operations in the prior year. (See Note 4 to the consolidated financial statements included in Item 8.)

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS -- CONTINUED

LIQUIDITY AND CAPITAL RESOURCES

     As of December 31, 2000, the Company had $306 million of outstanding debt compared with no outstanding debt in the prior year. The new borrowing was made on May 1, 2000 to fund a $306 million cash distribution to Herald under the terms of the PD LLC Operating Agreement. The aggregate principal amount of the Loan is payable on April 28, 2009 and bears interest at an annual rate of 8.05 percent. The Loan is guaranteed by the Company pursuant to a Guaranty Agreement with the Lenders. In turn, pursuant to an Indemnity Agreement entered into between Herald and the Company, Herald agreed to indemnify the Company for any payments that the Company may make under the Guaranty Agreement.

     The terms of the Loan contain certain covenants and conditions including the maintenance of cash flow and various other financial ratios, minimum net worth requirements and limitations on the incurrence of other debt. In addition, the Loan agreement requires that PD LLC maintain a minimum reserve balance consisting of cash and investments in U.S. government securities, totaling approximately $9,800,000 as of December 31, 2000. The Loan agreement provides for a $3,750,000 quarterly increase in the minimum reserve balance over the nine-year term of the Loan.

     As of December 31, 2000, the Company had a combined balance of cash and marketable securities of approximately $194 million compared with a balance of approximately $558 million as of December 31, 1999. The decline since December 31, 1999 primarily reflects the Company's payment of the $180 million acquisition price for The Pantagraph on January 11, 2000 and $165 million for the Suburban Journals on August 10, 2000.

     As of December 31, 2000, commitments for capital expenditures were approximately $5.6 million, relating to normal capital equipment replacements. Capital expenditures to be made by the Company in fiscal 2001 are estimated to be in the range of $13 to $15 million. In addition, as of December 31, 2000, the Company had a capital contribution commitment of approximately $11.9 million related to a limited partnership investment.

     On July 16, 1999, the Company's Board of Directors approved the repurchase of up to $50 million of its common stock in the open market. On May 1, 2000, the Company announced that its Board of Directors had authorized the repurchase of an additional $50 million of its common stock. During the third quarter of 2000, the Company's Board of Directors amended the Company's repurchase program to provide for both the purchase of Class B shares and the purchase of shares in privately negotiated transactions. On August 16, 2000, the Company purchased 1,000,000 shares of Class B common stock from Michael E. Pulitzer, the Company's Chairman of the Board, for $40.1 million. As of December 31, 2000, the Company had repurchased 1,000,000 shares of Class B common stock and 527,300 shares of common stock for a combined purchase price of approximately $61.9 million.

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

PD LLC OPERATING AGREEMENT

     During the first ten years of its term, PD LLC is restricted from making distributions (except under specified circumstances), capital expenditures and member loan repayments unless it has set aside out of its cash flow a reserve equal to the product of $15,000,000 and the number of years since May 1, 2000, but not in excess of $150,000,000. On May 1, 2010, Herald will have a one-time right to require PD LLC to redeem Herald's interest in PD LLC. The redemption price for Herald's interest will be determined pursuant to a formula yielding an amount which will result in the present value to May 1, 2000 of the after-tax cash flows to Herald (based on certain assumptions) from PD LLC, including the initial distribution and the special distribution described below, if any, being equal to $275,000,000. In the event that PD LLC has an increase in the tax basis of its assets as a result of Herald's recognizing taxable income from certain transactions effected under the agreement governing the contributions of the Company and Herald to PD LLC and the Operating Agreement, Herald generally will be entitled to receive a special distribution from PD LLC in an amount that corresponds, approximately, to the present value after-tax benefit to the members of PD LLC of the tax basis increase. Upon the termination of PD LLC, which will be on May 1, 2015 (unless Herald exercises the redemption right described above), Herald will be entitled to the liquidation value of its interest in PD LLC. The Company may purchase Herald's interest at that time for an amount equal to what Herald would be entitled on liquidation. That amount will be equal to the amount of its capital account, after allocating the gain or loss that would result from a cash sale of PD LLC's assets for their fair market value at that time. Herald's share of such gain or loss generally will be 5 percent, but will be reduced (but not below 1 percent) to the extent that the present value to May 1, 2000 of the after-tax cash flows to Herald from PD LLC, including the initial distribution, the special distribution described above, if any, and the liquidation amount (based on certain assumptions), exceeds $325,000,000.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The primary raw material used in the Company's operations is newsprint, typically representing 15 to 20 percent of operating expenses. The Company consumed approximately 113,200 metric tons of newsprint during 2000 at an average cost of approximately $560 per metric ton. Historically, newsprint has been subject to significant price fluctuations from year to year, unrelated in many cases to general economic conditions. In the last five years, the Company's average cost per ton of newsprint has varied from a low of $510 per metric ton in 1999 to a high of $646 per metric ton in 1996. The Company attempts to obtain the best price available by combining newsprint purchases for its different newspaper locations but does not enter into derivative contracts in an attempt to reduce the impact of year to year price fluctuations on its consolidated newsprint expense.

     The Loan bears interest at a fixed annual rate of 8.05 percent. Consequently, if held to maturity, the Loan will not expose the Company to market risks associated with general fluctuations in interest rates.

     As of December 31, 2000, the Company had a combined balance of cash and marketable securities of approximately $194 million. The Company anticipates that a portion of these funds will be used in connection with its capital stock repurchase program. In addition, the Company may fund potential newspaper acquisitions with a portion of its available cash and marketable securities. Subsequent to December 31, 2000, the Company liquidated its marketable security investments and reinvested the proceeds in cash equivalents.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The following consolidated financial statements of Pulitzer Inc. and Subsidiaries are filed as part of this report. Supplementary unaudited data with respect to the quarterly results of operations of the Company are set forth in the Notes to Consolidated Financial Statements.

PULITZER INC. AND SUBSIDIARIES

     Independent Auditors' Report

     Statements of Consolidated Income for each of the Three Years in the Period
        Ended December 31, 2000

     Statements of Consolidated Financial Position at December 31, 2000 and 1999

     Statements of Consolidated Stockholders' Equity for each of the Three Years in the Period Ended December 31, 2000

     Statements of Consolidated Cash Flows for each of the Three Years in the Period Ended December 31, 2000

     Notes to Consolidated Financial Statements for the Three Years in the
        Period Ended December 31, 2000

                          INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Stockholders of Pulitzer Inc.:

     We have audited the accompanying statements of consolidated financial position of Pulitzer Inc. and subsidiaries as of December 31, 2000 and 1999, and the related consolidated statements of income, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the companies at December 31, 2000 and 1999, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2000 in conformity with accounting principles generally accepted in the United States of America.

/s/ DELOITTE & TOUCHE LLP

Saint Louis, Missouri
February 12, 2001

                         PULITZER INC. AND SUBSIDIARIES

                       STATEMENTS OF CONSOLIDATED INCOME

                                                                     YEARS ENDED DECEMBER 31,
                                                             -----------------------------------------
                                                                2000           1999           1998
                                                             -----------    -----------    -----------
                                                             (IN THOUSANDS, EXCEPT EARNINGS PER SHARE)
OPERATING REVENUES -- NET:
  Advertising:
     Retail..............................................     $112,773       $ 91,926       $ 92,286
     National............................................       23,266         16,052         11,013
     Classified..........................................      135,134        112,058        101,078
                                                              --------       --------       --------
          Total..........................................      271,173        220,036        204,377
     Preprints...........................................       43,276         32,624         31,495
                                                              --------       --------       --------
          Total advertising..............................      314,449        252,660        235,872
  Circulation............................................       81,505         74,957         77,147
  Other..................................................       11,587          6,553          4,724
                                                              --------       --------       --------
          Total operating revenues.......................      407,541        334,170        317,743
                                                              --------       --------       --------
OPERATING EXPENSES:
  Payroll and other personnel expense....................      161,339        133,594        123,085
  Newsprint expense......................................       56,464         45,293         50,758
  Stock option cash-outs and bonuses (Note 13)...........                      26,685
  St. Louis Agency adjustment............................        9,363         25,029         20,729
  Depreciation...........................................       13,495          9,785          7,959
  Amortization...........................................       20,162          7,306          6,095
  Other expenses.........................................      106,861         89,347         87,131
                                                              --------       --------       --------
          Total operating expenses.......................      367,684        337,039        295,757
                                                              --------       --------       --------
  Equity in earnings of Tucson newspaper partnership
     (Note 3)............................................       22,487         21,965         20,935
                                                              --------       --------       --------
  Operating income.......................................       62,344         19,096         42,921
  Interest income........................................       19,033         25,377          4,967
  Interest expense.......................................      (16,537)
  Net gain (loss) on marketable securities and
     investments.........................................       (2,197)          (111)         1,322
  Equity in losses of joint venture investment...........       (1,728)
  Net other expense......................................       (1,569)        (2,697)        (2,139)
                                                              --------       --------       --------
INCOME FROM CONTINUING OPERATIONS BEFORE PROVISION FOR
  INCOME TAXES...........................................       59,346         41,665         47,071
PROVISION FOR INCOME TAXES (Note 11).....................       23,595         18,708         20,055
MINORITY INTEREST IN NET EARNINGS OF SUBSIDIARY (Note
  3).....................................................          849
                                                              --------       --------       --------
INCOME FROM CONTINUING OPERATIONS........................       34,902         22,957         27,016
INCOME (LOSS) FROM DISCONTINUED OPERATIONS, NET OF TAX
  (Note 4)...............................................                     (21,449)        49,268
                                                              --------       --------       --------
NET INCOME...............................................     $ 34,902       $  1,508       $ 76,284
                                                              ========       ========       ========
BASIC EARNINGS PER SHARE OF STOCK (Note 14):
  Income from continuing operations......................     $   1.60       $   1.02       $   1.21
  Income (loss) from discontinued operations.............                       (0.95)          2.20
                                                              --------       --------       --------
  Earnings per share.....................................     $   1.60       $   0.07       $   3.41
                                                              ========       ========       ========
  Weighted average number of shares outstanding..........       21,757         22,578         22,381
                                                              ========       ========       ========
DILUTED EARNINGS PER SHARE OF STOCK (Note 14):
  Income from continuing operations......................     $   1.60       $   1.02       $   1.19
  Income (loss) from discontinued operations.............                       (0.95)          2.16
                                                              --------       --------       --------
  Earnings per share.....................................     $   1.60       $   0.07       $   3.35
                                                              ========       ========       ========
  Weighted average number of shares outstanding..........       21,786         22,601         22,753
                                                              ========       ========       ========

          See accompanying notes to consolidated financial statements.

                         PULITZER INC. AND SUBSIDIARIES

                 STATEMENTS OF CONSOLIDATED FINANCIAL POSITION

                                                                     DECEMBER 31,
                                                                ----------------------
                                                                   2000         1999
                                                                ----------    --------
                                                                    (IN THOUSANDS)
ASSETS
CURRENT ASSETS:
  Cash and cash equivalents.................................    $   67,447    $106,177
  Marketable securities (Note 6)............................       126,866     451,714
  Trade accounts receivable (less allowance for doubtful
     accounts of $2,587 and $2,362).........................        53,912      42,175
  Inventory.................................................         5,468       5,146
  Income taxes receivable...................................         1,612      18,279
  Prepaid expenses and other................................        12,888      13,067
                                                                ----------    --------
     Total current assets...................................       268,193     636,558
                                                                ----------    --------
PROPERTIES:
  Land......................................................         7,959       5,611
  Buildings.................................................        53,922      45,034
  Machinery and equipment...................................       139,340     107,796
  Construction in progress..................................         2,984       7,158
                                                                ----------    --------
     Total..................................................       204,205     165,599
  Less accumulated depreciation.............................        93,398      81,995
                                                                ----------    --------
     Properties -- net......................................       110,807      83,604
                                                                ----------    --------
INTANGIBLE AND OTHER ASSETS:
  Intangible assets -- net of amortization (Note 7).........       838,012     188,263
  Receivable from The Herald Company (Note 3)...............                    35,901
  Restricted cash (Note 8)..................................         9,810
  Other.....................................................        56,051      35,299
                                                                ----------    --------
     Total intangible and other assets......................       903,873     259,463
                                                                ----------    --------
       TOTAL................................................    $1,282,873    $979,625
                                                                ==========    ========

                                                                     (Continued)

                         PULITZER INC. AND SUBSIDIARIES

                 STATEMENTS OF CONSOLIDATED FINANCIAL POSITION

                                                                     DECEMBER 31,
                                                                ----------------------
                                                                   2000         1999
                                                                ----------    --------
                                                                    (IN THOUSANDS)
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
  Trade accounts payable....................................    $   14,463    $ 15,109
  Salaries, wages and commissions...........................        14,886      12,481
  Interest payable..........................................         4,424
  Pension obligations (Note 9)..............................           611         288
  Acquisition payable.......................................         9,707       9,707
  Other.....................................................         5,483       3,443
                                                                ----------    --------
     Total current liabilities..............................        49,574      41,028
                                                                ----------    --------
LONG-TERM DEBT..............................................       306,000
                                                                ----------    --------
PENSION OBLIGATIONS (Note 9)................................        28,470      26,549
                                                                ----------    --------
POSTRETIREMENT AND POSTEMPLOYMENT BENEFIT OBLIGATIONS (Note
  10).......................................................        87,318      86,902
                                                                ----------    --------
OTHER LONG-TERM LIABILITIES.................................        11,810      11,695
                                                                ----------    --------
COMMITMENTS AND CONTINGENCIES (Note 15)
STOCKHOLDERS' EQUITY (Note 12):
  Preferred stock, $.01 par value; authorized -- 100,000,000 shares in 2000 and 1999; issued and outstanding -- none
  Common stock, $.01 par value; authorized -- 100,000,000
     shares in 2000 and 1999; issued -- 9,414,704 in 2000
     and 8,513,203 in 1999..................................            94          85
  Class B common stock, convertible, $.01 par value;
     authorized -- 100,000,000 shares in 2000 and 1999;
     issued -- 13,265,521 in 2000 and 14,131,814 in 1999....           133         141
  Additional paid-in capital................................       427,214     425,451
  Retained earnings.........................................       434,580     413,676
  Accumulated other comprehensive loss......................          (368)     (4,196)
                                                                ----------    --------
     Total..................................................       861,653     835,157
  Treasury stock -- at cost; 527,971 and 527,471 shares of
     common stock in 2000 and 1999, respectively, and
     1,000,000 shares of Class B common stock in 2000.......       (61,952)    (21,706)
                                                                ----------    --------
     Total stockholders' equity.............................       799,701     813,451
                                                                ----------    --------
       TOTAL................................................    $1,282,873    $979,625
                                                                ==========    ========

                                                                     (Concluded)

          See accompanying notes to consolidated financial statements.

                         PULITZER INC. AND SUBSIDIARIES

                       STATEMENTS OF STOCKHOLDERS' EQUITY

                                                                                         ACCUMULATED
                                                      CLASS B   ADDITIONAL                  OTHER                       TOTAL
                                             COMMON   COMMON     PAID-IN     RETAINED   COMPREHENSIVE   TREASURY    STOCKHOLDERS'
                                             STOCK     STOCK     CAPITAL     EARNINGS   INCOME (LOSS)     STOCK        EQUITY
                                             ------   -------   ----------   --------   -------------   ---------   -------------
                                                                                (IN THOUSANDS)
BALANCES AT JANUARY 1, 1998................   $68      $271     $ 135,542    $362,828      $    --      $(187,932)    $310,777
Comprehensive income:
 Net income................................                                    76,284                                   76,284
 Other comprehensive income, net of
   tax-minimum pension liability
   adjustment..............................                                                   (915)                       (915)
                                                                                                                      --------
 Comprehensive income......................                                                                             75,369
                                                                                                                      --------
 Issuance of common stock grants...........                            68                                                   68
 Common stock options exercised............     3                   7,182                                                7,185
 Conversion of Class B common stock to
   common stock............................     1        (1)
 Common stock issued under Employee Stock
   Purchase Plan...........................                         1,370                                                1,370
 Tax benefit from stock options
   exercised...............................                         7,412                                                7,412
 Cash dividends declared $0.75 per share of
   common and Class B common...............                                   (16,783)                                 (16,783)
 Purchase of treasury stock................                                                                   (41)         (41)
                                              ---      ----     ---------    --------      -------      ---------     --------
BALANCES AT DECEMBER 31, 1998..............    72       270       151,574     422,329         (915)      (187,973)     385,357
Comprehensive income (loss):
 Net income................................                                     1,508                                    1,508
 Other comprehensive income, net of
   tax-minimum pension liability
   adjustment..............................                                                    894                         894
 Other comprehensive income, net of
   tax-unrealized loss on marketable
   securities..............................                                                 (4,175)                     (4,175)
                                                                                                                      --------
 Comprehensive (loss)......................                                                                             (1,773)
                                                                                                                      --------
 Issuance of common stock grants...........                           610                                                  610
 Common stock options exercised............     1                   2,280                                                2,281
 Conversion of Class B common stock to
   common stock............................    12       (12)
 Common stock issued under Employee Stock
   Purchase Plan...........................                           191                                                  191
 Tax benefit from stock options
   exercised...............................                         2,318                                                2,318
 Cash dividends declared $0.45 per share of
   common and Class B common...............                                   (10,161)                                 (10,161)
 Purchase of treasury stock................                                                               (21,816)     (21,816)
 Cancellation of treasury stock............            (117)     (187,966)                                188,083
 Divestiture of Broadcasting Business, net
   of Transaction costs and Working Capital
   Adjustment..............................                       456,444                                              456,444
                                              ---      ----     ---------    --------      -------      ---------     --------
BALANCES AT DECEMBER 31, 1999..............    85       141       425,451     413,676       (4,196)       (21,706)     813,451
Comprehensive income:
 Net income................................                                    34,902                                   34,902
 Other comprehensive income, net of
   tax-minimum pension liability
   adjustment..............................                                                   (118)                       (118)
 Other comprehensive income, net of
   tax-unrealized gain on marketable
   securities..............................                                                  3,946                       3,946
                                                                                                                      --------
 Comprehensive income......................                                                                             38,730
                                                                                                                      --------
Issuance of common stock grants............                           451                                                  451
 Common stock options exercised............                           300                                                  300
 Conversion of Class B common stock to
   common stock............................     8        (8)
 Common stock issued under Employee Stock
   Purchase Plan...........................     1                     997                                                  998
 Tax benefit from stock options
   exercised...............................                            15                                                   15
 Cash dividends declared $0.64 per share of
   common and Class B common...............                                   (13,998)                                 (13,998)
 Purchase of treasury stock................                                                               (40,246)     (40,246)
                                              ---      ----     ---------    --------      -------      ---------     --------
BALANCES AT DECEMBER 31, 2000..............   $94      $133     $ 427,214    $434,580      $  (368)     $ (61,952)    $799,701
                                              ===      ====     =========    ========      =======      =========     ========

                                                                     (Continued)
          See accompanying notes to consolidated financial statements.

                         PULITZER INC. AND SUBSIDIARIES

                       STATEMENTS OF STOCKHOLDERS' EQUITY

                                                        COMMON STOCK       CLASS B COMMON STOCK
                                                     ------------------    --------------------
                                                               HELD IN                 HELD IN
                                                     ISSUED    TREASURY     ISSUED     TREASURY
                                                     ------    --------    --------    --------
                                                                   (IN THOUSANDS)
SHARE ACTIVITY:
BALANCES AT JANUARY 1, 1998........................   6,798       (25)       27,125     (11,701)
  Issuance of common stock grants..................       1
  Common stock options exercised...................     318
  Conversion of Class B common stock to common
     stock.........................................     105                    (105)
  Common stock issued under Employee Stock Purchase
     Plan..........................................      21
  Purchase of treasury stock.......................                (1)
                                                     ------     -----      --------    --------
BALANCES AT DECEMBER 31, 1998......................   7,243       (26)       27,020     (11,701)
  Issuance of common stock grants..................       8
  Common stock options exercised...................      97
  Conversion of Class B common stock to common
     stock.........................................   1,187                  (1,187)
  Common stock issued under Employee Stock Purchase
     Plan..........................................       5
  Purchase of treasury stock.......................              (528)
  Cancellation of treasury stock...................     (27)       27       (11,701)     11,701
                                                     ------     -----      --------    --------
BALANCES AT DECEMBER 31, 1999......................   8,513      (527)       14,132          --
  Issuance of common stock grants..................       2
  Common stock options exercised...................       8
  Conversion of Class B common stock to common
     stock.........................................     866                    (866)
  Common stock issued under Employee Stock Purchase
     Plans.........................................      26
  Purchase of treasury stock.......................                (1)                   (1,000)
                                                     ------     -----      --------    --------
BALANCES AT DECEMBER 31, 2000......................   9,415      (528)       13,266      (1,000)
                                                     ======     =====      ========    ========

                                                                     (Concluded)

          See accompanying notes to consolidated financial statements.

                         PULITZER INC. AND SUBSIDIARIES

                     STATEMENTS OF CONSOLIDATED CASH FLOWS

                                                                 YEARS ENDED DECEMBER 31,
                                                             --------------------------------
                                                               2000        1999        1998
                                                             ---------   ---------   --------
CONTINUING OPERATIONS
CASH FLOWS FROM OPERATING ACTIVITIES:
  Income from continuing operations........................  $  34,902   $  22,957   $ 27,016
  Adjustments to reconcile income from continuing
     operations to net cash provided by operating
     activities:
     Depreciation..........................................     13,495       9,785      7,959
     Amortization..........................................     20,162       7,306      6,095
     Deferred income taxes.................................      5,488      (4,938)    (1,400)
     Loss on sale of assets................................      3,918       3,279
     Equity in losses of joint venture investment..........      1,728
     Changes in assets and liabilities (net of the effects
       of the purchase and sale of properties) which
       provided (used) cash:
       Trade accounts receivable...........................     (1,762)        483     (6,701)
       Inventory...........................................      1,165      (2,559)     2,743
       Other assets........................................        746       9,059      4,642
       Trade accounts payable and other liabilities........      3,899      11,810      2,217
       Income taxes receivable/payable.....................     16,667     (21,111)      (238)
                                                             ---------   ---------   --------
NET CASH FROM OPERATING ACTIVITIES.........................    100,408      36,071     42,333
                                                             ---------   ---------   --------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures.....................................     (8,722)    (10,920)   (15,269)
  Purchases of publishing properties, net of cash
     acquired..............................................   (685,759)               (23,055)
  Sales of publishing properties...........................                  3,300      2,590
  Purchases of marketable securities.......................    (93,220)   (907,636)
  Sales of marketable securities...........................    414,523     445,424
  Investment in joint ventures and limited partnerships....     (9,384)    (12,396)    (3,900)
  Increase in restricted cash..............................     (9,810)
  Decrease (increase) in notes receivable..................        180          79         (1)
                                                             ---------   ---------   --------
NET CASH FROM INVESTING ACTIVITIES.........................   (392,192)   (482,149)   (39,635)
                                                             ---------   ---------   --------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from issuance of long-term debt.................    306,000
  Dividends paid...........................................    (13,998)    (13,535)   (13,409)
  Proceeds from exercise of stock options..................        300       2,281      7,185
  Proceeds from employee stock purchase plan...............        998         191      1,370
  Purchase of treasury stock...............................    (40,246)    (21,816)       (41)
                                                             ---------   ---------   --------
NET CASH FROM FINANCING ACTIVITIES.........................    253,054     (32,879)    (4,895)
                                                             ---------   ---------   --------
CASH USED IN CONTINUING OPERATIONS.........................    (38,730)   (478,957)    (2,197)
                                                             ---------   ---------   --------
                                                                                  (Continued)

                         PULITZER INC. AND SUBSIDIARIES

                     STATEMENTS OF CONSOLIDATED CASH FLOWS

                                                                 YEARS ENDED DECEMBER 31,
                                                             --------------------------------
                                                               2000        1999        1998
                                                             ---------   ---------   --------
DISCONTINUED OPERATIONS
  Operating activities.....................................                (21,206)    73,254
  Investing activities:
     Capital expenditures..................................                 (1,488)    (9,930)
     Purchase of broadcasting assets
     Sale (purchase) of investment in limited
       partnership.........................................                  5,000     (1,000)
  Financing activities:
     Proceeds from issuance of long-term debt..............                700,000
     Repayments of long-term debt..........................               (172,705)   (12,705)
     Payment of Spin-off and Merger Transaction costs......                (31,763)
     Payment of working capital adjustment related to
       Merger..............................................                 (2,875)
                                                             ---------   ---------   --------
CASH PROVIDED BY DISCONTINUED OPERATIONS...................                474,963     49,619
                                                             ---------   ---------   --------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS.......    (38,730)     (3,994)    47,422
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR.............    106,177     110,171     62,749
                                                             ---------   ---------   --------
CASH AND CASH EQUIVALENTS AT END OF YEAR...................  $  67,447   $ 106,177   $110,171
                                                             =========   =========   ========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Cash paid (received) during the year for:
     Interest paid.........................................  $  12,113   $   8,429   $ 13,789
     Interest received.....................................    (23,323)    (19,816)    (4,898)
     Income taxes..........................................     20,059      35,550     46,653
     Income tax refunds....................................    (18,049)     (3,671)      (983)
SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND FINANCING
  ACTIVITIES:
  Divestiture of broadcasting business -- decrease in Net
     Liabilities of Broadcasting Business and increase in
     Additional Paid-in Capital............................                495,335
  Spin-off and Merger Transaction costs -- decrease in
     Other Assets and decrease in Additional Paid-In
     Capital...............................................                  4,253
  Increase in Dividends Payable and decrease in Retained
     Earnings..............................................                             3,374
  Cancellation of treasury stock:
     Decrease in Treasury Stock and Class B Common Stock...                    117
     Decrease in Treasury Stock and Additional Paid-in
       Capital.............................................                187,966

                                                                     (Concluded)

          See accompanying notes to consolidated financial statements.

                         PULITZER INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998

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

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Basis of Consolidation -- The consolidated financial statements include the accounts of the Company and its subsidiary companies, all of which are wholly-owned except for the Company's 95 percent ownership interest in the St. Louis Post-Dispatch LLC. (see Note 3) All significant intercompany transactions have been eliminated from the consolidated financial statements.

     Fiscal Year -- The Company's fiscal year ends on the last Sunday of the calendar year, which in 2000 resulted in a 14 week fourth quarter and a 53-week year. In 1999 and 1998, the fourth quarter was 13 weeks and the year was 52 weeks. For ease of presentation, the Company has used December 31 as the year-end.

     Cash Equivalents -- For purposes of reporting cash flows, the Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

     Marketable Securities -- Marketable securities consist of fixed income securities, including, but not limited to, debt securities issued by the U.S. government and related agencies, municipal securities, corporate securities and various asset-backed securities. Marketable securities are recorded at fair value with net unrealized gains and losses reported, net of tax, as a component of other comprehensive income. The basis of cost used in determining realized gains and losses is specific identification. The fair value of all securities is determined by quoted market prices. All of the Company's marketable securities represent "available-for-sale" securities as defined by the provisions of Statement of Financial Accounting Standards No. 115.

     Inventory Valuation -- Inventory, which consists primarily of newsprint, is stated at the lower of cost (determined primarily using the last-in, first-out method) or market. If the first-in, first-out cost method had been used, inventory would have been $726,000 and $27,000 higher than reported at December 31, 2000 and 1999, respectively. Ink and other miscellaneous supplies are expensed as purchased.

     Property and Depreciation -- Property is recorded at cost. Depreciation is computed using the straight-line method over the estimated useful lives of the individual assets. Buildings are depreciated over 20 to 50 years and all other property over lives ranging from 3 to 15 years.

     Intangible Assets -- Goodwill and mastheads acquired subsequent to the effective date of Accounting Principles Board Opinion No. 17 ("Opinion No. 17") are being amortized over a life of 40 years while all

                         PULITZER INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
          YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998 -- (CONTINUED)

other intangible assets are being amortized over lives ranging from 4 to 23 years. In addition, the intangible asset relating to the Company's additional minimum pension liability under Statement of Financial Accounting Standards No. 87 is adjusted annually, as necessary, when a new determination of the amount of the additional minimum pension liability is made.

     Long-Lived Assets -- The Company considers the possible impairment of its properties and intangible assets whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Management periodically evaluates the recoverability of long-lived assets by reviewing the current and projected cash flows of each of its properties. If a permanent impairment were deemed to exist, any write-down would be charged to operations. For the periods presented, there has been no impairment.

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

     The Company provides retiree medical and life insurance benefits under varying postretirement plans at several of its operating locations. In addition, the Company provides postemployment disability benefits to certain former employee groups prior to retirement. The significant portion of these benefits results from plans at the St. Louis Post-Dispatch (the "Post-Dispatch"). The Company's liability and related expense for benefits under the postretirement plans are recorded over the service period of active employees based upon annual actuarial calculations. The Company accrues postemployment disability benefits when it becomes probable that such benefits will be paid and when sufficient information exists to make reasonable estimates of the amounts to be paid. All of the Company's postretirement and postemployment benefits are funded on a pay-as-you-go basis.

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

     Earnings Per Share of Stock -- Basic earnings per share of stock is computed using the weighted average number of common and Class B common shares outstanding during the applicable period. Diluted earnings per share of stock is computed using the weighted average number of common and Class B common shares outstanding and common stock equivalents. (see Note 14)

     Segment Information -- During 1998, the Company adopted Statement of Financial Accounting Standards No. 131, Disclosures about Segments of an Enterprise and Related Information. Prior to the Broadcast Transaction (see Note
1), the Company's operations included both a publishing and broadcasting segment. As a result of the Broadcast Transaction, the broadcasting segment has been presented as a discontinued operation in the consolidated financial statements with detail segment disclosures included in Note 4. Segment disclosures for the Company's remaining operating segment, publishing, are presented in the consolidated financial statements as continuing operations, with such operations managed on an individual property basis. The individual properties are aggregated into the publishing segment for reporting purposes. See additional publishing segment disclosures included in Note 17.

                         PULITZER INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
          YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998 -- (CONTINUED)

     Derivative Instruments and Hedging Activities -- In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. ("SFAS") 133, Accounting for Derivative Instruments and Hedging Activities, which after being amended by SFAS Nos. 137 and 138, is effective for fiscal years beginning after June 15, 2000. SFAS 133 establishes accounting and reporting standards for derivative instruments including certain derivative instruments embedded in other contracts and hedging activities. The Company adopted SFAS 133 on January 1, 2001 and there was no significant impact on the financial position or results of operations of the Company.

     Use of Estimates -- The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of revenues and expenses during the reporting period. Actual results may differ from those estimates.

     Reclassifications -- In response to accounting rules recently issued by the Emerging Issues Task Force, the Company's 50 percent share of the operating results of TNI Partners has been presented as a single component of operating income in accompanying statements of consolidated income. (see Note 3) Previously, the Company included its pro rata share of the partnership's revenue and expense in its consolidated revenue and expense categories. The Company's prior year statements of consolidated income have been reclassified to conform to the current year presentation. Certain other reclassifications have also been made to the 1999 and 1998 consolidated financial statements to conform to the 2000 presentation.

3. AGENCY AGREEMENTS

     On May 1, 2000, the Company and The Herald Company, Inc. ("Herald") completed the transfer of their respective interests in the assets and operations of the Post-Dispatch and certain related businesses to a new joint venture (the "Venture"), known as St. Louis Post-Dispatch LLC ("PD LLC"). The Company controls and manages PD LLC. Under the terms of the operating agreement governing PD LLC (the "Operating Agreement"), the Company holds a 95 percent interest in the results of operations of PD LLC and Herald holds a 5 percent interest. Herald's 5 percent interest is reported as "Minority Interest in Net Earnings of Subsidiary" in the statements of consolidated income. Also, under the terms of the Operating Agreement, Herald received on May 1, 2000 a cash distribution of $306,000,000 from PD LLC. This distribution was financed by a $306,000,000 borrowing by PD LLC. (see Note 8) The Venture is treated as a purchase for accounting purposes.

     During the first ten years of its term, PD LLC is restricted from making distributions (except under specified circumstances), capital expenditures and member loan repayments unless it has set aside out of its cash flow a reserve equal to the product of $15,000,000 and the number of years since May 1, 2000, but not in excess of $150,000,000. On May 1, 2010, Herald will have a one-time right to require PD LLC to redeem Herald's interest in PD LLC. The redemption price for Herald's interest will be determined pursuant to a formula yielding an amount which will result in the present value to May 1, 2000 of the after-tax cash flows to Herald (based on certain assumptions) from PD LLC, including the initial distribution and the special distribution described below, if any, being equal to $275,000,000. In the event that PD LLC has an increase in the tax basis of its assets as a result of Herald's recognizing taxable income from certain transactions effected under the agreement governing the contributions of the Company and Herald to PD LLC and the Operating Agreement, Herald generally will be entitled to receive a special distribution from PD LLC in an amount that corresponds, approximately, to the present value after-tax benefit to the members of PD LLC of the tax basis increase. Upon the termination of PD LLC, which will be on May 1, 2015 (unless Herald exercises the redemption right described above), Herald will be entitled to the liquidation value of its interest in PD LLC. The Company may purchase Herald's interest at that time for an amount equal to what Herald would be

                         PULITZER INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
          YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998 -- (CONTINUED)

entitled on liquidation. That amount will be equal to the amount of its capital account, after allocating the gain or loss that would result from a cash sale of PD LLC's assets for their fair market value at that time. Herald's share of such gain or loss generally will be 5 percent, but will be reduced (but not below 1 percent) to the extent that the present value to May 1, 2000 of the after-tax cash flows to Herald from PD LLC, including the initial distribution, the special distribution described above, if any, and the liquidation amount (based on certain assumptions), exceeds $325,000,000.

     Prior to May 1, 2000, the Company and Herald were parties to the St. Louis Agency Agreement, dated March 1, 1961, as amended. For many years, the Post-Dispatch (published by the Company) was the afternoon and Sunday newspaper serving St. Louis, and the Globe-Democrat (formerly published by The Herald Company) was the morning paper and also published a weekend edition. Although separately owned, from 1961 through February 1984, the publication of both the Post-Dispatch and the Globe-Democrat was governed by the St. Louis Agency Agreement. From 1961 to 1979, the two newspapers controlled their own news, editorial, advertising, circulation, accounting and promotion departments and Old Pulitzer managed the production and printing of both newspapers. In 1979, Old Pulitzer assumed full responsibility for advertising, circulation, accounting and promotion for both newspapers. In February 1984, after a number of years of unfavorable financial results at the St. Louis Agency, the Globe-Democrat was sold by Herald and the St. Louis Agency Agreement was revised to eliminate any continuing relationship between the two newspapers and to permit the repositioning of the daily Post-Dispatch as a morning newspaper. Following the renegotiation of the St. Louis Agency Agreement at the time of the sale of the Globe-Democrat, Herald retained the contractual right to receive one-half the profits (as defined), and the obligation to share one-half the losses (as defined), of the operations of the St. Louis Agency, which consisted solely of the publication of the Post-Dispatch after February 1984. For operations prior to May 1, 2000, Herald's 50 percent share of the St. Louis Agency profit is reported as an operating expense under the caption "St. Louis Agency adjustment" in the statements of consolidated income. The St. Louis Agency Agreement also provided for Herald to share one-half the cost of, and to share in a portion of the proceeds from the sale of, capital assets used in the production of the Post-Dispatch.

     In Tucson, Arizona, a separate partnership, TNI Partners, ("TNI"), acting as agent for the Arizona Daily Star (the "Star," a newspaper owned by the Company) and the Tucson Citizen (the "Citizen," a newspaper owned by Gannett Co., Inc.), is responsible for printing, delivery, advertising, and circulation of the Star and the Citizen. TNI collects all of the receipts and income relating to the Star and the Citizen and pays all operating expenses incident to the partnership's operations and publication of the newspapers. Each newspaper is solely responsible for its own news and editorial content. Net income or net loss of TNI is allocated equally to the Star and the Citizen. The Company's 50 percent share of TNI's operating results is presented as a single component of operating income in the accompanying statements of consolidated income.

                         PULITZER INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
          YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998 -- (CONTINUED)

     Summarized financial information for TNI is as follows:

                                                                DECEMBER 31,
                                                              -----------------
                                                               2000      1999
                                                              -------   -------
                                                               (IN THOUSANDS)
Current assets..............................................  $16,677   $19,397
Current liabilities.........................................  $ 7,879   $ 7,738
Partners' equity............................................  $ 8,798   $11,659

                                                          YEARS ENDED DECEMBER 31,
                                                       ------------------------------
                                                         2000       1999       1998
                                                       --------   --------   --------
                                                               (IN THOUSANDS)
Operating revenues...................................  $121,150   $114,426   $110,362
Operating income.....................................  $ 44,974   $ 43,930   $ 41,870
Pulitzer's share of operating income.................  $ 22,487   $ 21,965   $ 20,935

4. DISCONTINUED OPERATIONS

     Discontinued operations represent the Broadcasting Business owned by Old Pulitzer prior to the Merger, including the allocation of all long-term debt balances and related interest expense amounts of Old Pulitzer prior to the Merger.

     The net liability balance of the Broadcasting Business as of March 18, 1999, including the $700,000,000 of Broadcast Debt (as defined in Note 8), was contributed to "Additional Paid-in Capital" of the Company at the time of the Merger (see Note 12). The asset and liability balances of the Broadcasting Business as of March 18, 1999 (immediately prior to the Merger) are included below.

                                                                MARCH 18, 1999
                                                               (PRIOR TO MERGER)
                                                               -----------------
                                                                (IN THOUSANDS)
ASSETS
Trade accounts receivable (less allowance for doubtful
  accounts of $558).........................................       $  40,819
Program rights..............................................           5,941
Other current assets........................................           4,812
                                                                   ---------
     Total current assets...................................          51,572
                                                                   ---------
Properties -- net...........................................          82,844
                                                                   ---------
Intangible assets -- net....................................          93,109
                                                                   ---------
Other assets................................................           2,019
                                                                   ---------
     Total assets of Broadcasting Business..................         229,544
                                                                   ---------
LIABILITIES
Trade accounts payable and accrued expenses.................           7,848
Program contracts payable...................................           5,599
                                                                   ---------
     Total current liabilities..............................          13,447
Long-term debt (Note 8).....................................         700,000
Pension obligations (Note 9)................................           3,035
Postretirement benefit obligations (Note 10)................           2,812
Other long term liabilities.................................           5,585
Commitments and contingencies (Note 15).....................
                                                                   ---------
     Total liabilities of Broadcasting Business.............         724,879
                                                                   ---------
NET LIABILITIES OF BROADCASTING BUSINESS....................       $(495,335)
                                                                   =========

                         PULITZER INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
          YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998 -- (CONTINUED)

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

     The net income/(loss) from operations of the Broadcasting Business, without allocation of any general corporate expense, is reflected in the statements of consolidated income as "Income (Loss) from Discontinued Operations, Net of Tax" and is summarized as follows:

                                                              YEARS ENDED DECEMBER 31,
                                                              ------------------------
                                                               1999(A)         1998
                                                              ----------    ----------
                                                                   (IN THOUSANDS)
Operating revenues..........................................   $ 45,622      $239,746
                                                               --------      --------
Operating expenses:
  Operations................................................     15,951        72,438
  Selling, general and administrative.......................     11,616        51,898
  Stock option cash-outs and bonuses........................     25,305
  Depreciation and amortization.............................      3,881        21,048
                                                               --------      --------
     Total operating expenses...............................     56,753       145,384
                                                               --------      --------
Operating income (loss).....................................    (11,131)       94,362
Interest expense............................................      3,128        13,503
Loss on extinguishment of debt(b)...........................     17,955
                                                               --------      --------
Income (loss) before income taxes...........................    (32,214)       80,859
Income tax provision (benefit)..............................    (10,765)       31,591
                                                               --------      --------
Net income (loss)...........................................   $(21,449)     $ 49,268
                                                               ========      ========

---------------

(a) Broadcasting results for 1999 reflect operations only through March 18, 1999, the date of the Merger, and include approximately $25,305,000 of stock option cash-outs and bonus payments to broadcasting employees in connection with the Merger on March 18, 1999. (see Note 13)

(b) On March 18, 1999, in connection with the Spin-off and Merger, Old Pulitzer prepaid its existing long-term debt and incurred a prepayment penalty of approximately $17,205,000. This prepayment penalty, along with the write-off of deferred financing fees of approximately $750,000, has been included in the results of discontinued operations for 1999. (see Note 8)

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

     On August 10, 2000, the Company acquired the assets of the Suburban Newspapers of Greater St. Louis, LLC and the stock of The Ladue News, Inc. (collectively the "Suburban Journals") for $165 million, excluding acquisition costs and a separate payment for working capital of approximately $7 million (the "Journals Acquisition"). The Suburban Journals are a group of weekly papers and various niche publications that serve the greater St. Louis, Missouri metropolitan area. The Company has made a

                         PULITZER INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
          YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998 -- (CONTINUED)

preliminary purchase price allocation as of December 31, 2000, subject to a final working capital adjustment and pending an evaluation surrounding certain litigation existing prior to the acquisition date. The Company funded this acquisition with internal cash generated from the sale of a portion of its marketable security investments.

     In connection with the Pantagraph Acquisition, the Venture (see Note 3) and the Journals Acquisition (collectively the "Newspaper Transactions"), the Company recorded goodwill and mastheads of approximately $611,000,000.

     The following supplemental unaudited pro forma information shows the results of operations of the Company for the year ended December 31, 2000, 1999 and 1998 assuming the Newspaper Transactions and the Loan (as defined in Note 8) had been consummated at the beginning of each year. The unaudited pro forma financial information is not necessarily indicative either of results of operations that would have occurred had the Newspaper Transactions and Loan occurred at the beginning of the year or of future results of operations (in thousands, except per share amounts).

                                                          YEARS ENDED DECEMBER 31,
                                                       ------------------------------
                                                         2000       1999       1998
                                                       --------   --------   --------
                                                                (UNAUDITED)
Operating revenues -- net............................  $440,018   $416,695   $396,389
                                                       ========   ========   ========
Operating income.....................................  $ 71,657   $ 44,507   $ 63,447
                                                       ========   ========   ========
Income from continuing operations....................  $ 31,502   $ 11,222   $ 12,809
                                                       ========   ========   ========
Basic earnings per share of stock:
  Income from continuing operations..................  $   1.45   $   0.50   $   0.57
                                                       ========   ========   ========
  Weighted average number of shares outstanding......    21,757     22,578     22,381
                                                       ========   ========   ========
Diluted earnings per share of stock:
  Income from continuing operations..................  $   1.45   $   0.50   $   0.56
                                                       ========   ========   ========
  Weighted average number of shares outstanding......    21,786     22,601     22,753
                                                       ========   ========   ========

                         PULITZER INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
          YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998 -- (CONTINUED)

6. MARKETABLE SECURITIES

     Investments classified as available-for-sale securities at December 31, 2000 and 1999 consisted of the following:

                                                           GROSS        GROSS
                                             AMORTIZED   UNREALIZED   UNREALIZED     FAIR
                                               COST        GAINS        LOSSES      VALUE
                                             ---------   ----------   ----------   --------
                                                             (IN THOUSANDS)
December 31, 2000:
  Debt securities issued by the U.S.
     government and agencies...............  $ 80,933       $369       $  (170)    $ 81,132
  Municipal securities.....................     5,522                     (164)       5,358
  Corporate securities.....................    17,791         55          (200)      17,646
  Mortgage-backed securities...............     5,652         87           (12)       5,727
  Other debt securities....................    17,344         48          (389)      17,003
                                             --------       ----       -------     --------
     Total investments.....................  $127,242       $559       $  (935)    $126,866
                                             ========       ====       =======     ========
December 31, 1999:
  Debt securities issued by the U.S.
     government and agencies...............  $314,027       $ 12       $(4,260)    $309,779
  Municipal securities.....................    11,352                     (354)      10,998
  Corporate securities.....................    69,646         62        (1,536)      68,172
  Mortgage-backed securities...............    11,795                     (279)      11,516
  Other debt securities....................    51,749         41          (541)      51,249
                                             --------       ----       -------     --------
     Total investments.....................  $458,569       $115       $(6,970)    $451,714
                                             ========       ====       =======     ========

     For the year ended December 31, 2000, proceeds from sales of marketable securities were $414,523,000 resulting in gross realized gains and losses of $344,000 and $4,262,000, respectively. For the year ended December 31, 1999, proceeds from sales of marketable securities were $445,424,000 resulting in gross realized gains and losses of $850,000 and $3,041,000, respectively. In addition, net unrealized gains of $3,946,000 and losses of $4,175,000, after tax, are included in other comprehensive loss for the years ended December 31, 2000 and 1999, respectively.

     The contractual maturity schedule of investments classified as available-for-sale securities at December 31, 2000 was as follows:

                                                              AMORTIZED     FAIR
                                                                COST       VALUE
                                                              ---------   --------
                                                                 (IN THOUSANDS)
Due in one year or less.....................................  $ 26,661    $ 26,729
Due after one year through five years.......................    77,865      77,636
Due after five years through ten years......................     5,085       5,022
Due after ten years.........................................    17,631      17,479
                                                              --------    --------
     Total investments......................................  $127,242    $126,866
                                                              ========    ========

     Actual maturities may differ from contractual maturities because some borrowers have the right to call or prepay obligations without prepayment penalties.

                         PULITZER INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
          YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998 -- (CONTINUED)

7. INTANGIBLE ASSETS

     Intangible assets consist of the following:

                                                                  DECEMBER 31,
                                                              --------------------
                                                                2000        1999
                                                              --------    --------
                                                                 (IN THOUSANDS)
Goodwill and mastheads......................................  $797,954    $182,766
Intangible pension asset (Note 9)...........................     2,442       1,096
Advertising base, subscriber lists & other..................    80,602      27,184
                                                              --------    --------
          Total.............................................   880,998     211,046
Less accumulated amortization...............................    42,986      22,783
                                                              --------    --------
Total intangible assets -- net..............................  $838,012    $188,263
                                                              ========    ========

8. FINANCING ARRANGEMENTS

     In connection with the Venture (see Note 3), on May 1, 2000, PD LLC borrowed $306,000,000 (the "Loan") from a group of institutional lenders (the "Lenders") led by Prudential Capital Group, a division of The Prudential Insurance Company of America. The aggregate principal amount of the Loan is payable on April 28, 2009 and bears interest at an annual rate of 8.05 percent. The Loan is guaranteed by the Company pursuant to a Guaranty Agreement dated as of May 1, 2000 ("Guaranty Agreement") with the Lenders. In turn, pursuant to an Indemnity Agreement dated as of May 1, 2000 ("Indemnity Agreement") entered into between Herald and the Company, Herald agreed to indemnify the Company for any payments that the Company may make under the Guaranty Agreement.

     The terms of the Loan contain certain covenants and conditions including the maintenance of cash flow and various other financial ratios, minimum net worth requirements and limitations on the incurrence of other debt. In addition, the Loan agreement requires that PD LLC maintain a minimum reserve balance consisting of cash and investments in U.S. government securities, totaling approximately $9,800,000 as of December 31, 2000. The Loan agreement provides for a $3,750,000 quarterly increase in the minimum reserve balance over the nine-year term of the Loan.

     On March 17, 1999, Old Pulitzer borrowed $700,000,000 from Chase Manhattan Bank pursuant to a borrowing agreement (the "Broadcast Debt"). Prior to the Broadcast Transaction, on March 18, 1999, Old Pulitzer used a portion of the proceeds from the Broadcast Debt to prepay its existing long-term debt, pay a related prepayment penalty and pay certain transaction costs resulting from the Broadcast Transaction. The balance of the proceeds of the Broadcast Debt, together with existing cash balances, was contributed to the Company in the Spin-off, and the Broadcast Debt was assumed by Hearst-Argyle at the time of the Merger. Accordingly, all related interest expense for 1999 and 1998 has been allocated to the Broadcasting Business and reported as discontinued operations in the statements of consolidated income. (see Note 4)

                         PULITZER INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
          YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998 -- (CONTINUED)

9. PENSION PLANS

     The pension cost components for the Company's pension plans are as follows:

                                                                YEARS ENDED DECEMBER 31,
                                                              ----------------------------
                                                                2000      1999      1998
                                                              --------   -------   -------
                                                                     (IN THOUSANDS)
Service cost for benefits earned during the year............  $  3,275   $ 3,212   $ 4,439
Interest cost on projected benefit obligation...............     8,792     7,598     8,864
Expected return on plan assets..............................   (10,118)   (8,715)   (9,891)
Amortization of prior service cost..........................       284       (18)      (23)
Amortization of transition obligation.......................       181       211       221
Amortization of gain........................................    (1,756)     (239)     (376)
Cost for special termination benefits.......................       761
                                                              --------   -------   -------
Net periodic pension cost...................................  $  1,419   $ 2,049   $ 3,234
                                                              ========   =======   =======

     The Company's net periodic pension cost components disclosed above for 1998 include amounts related to Broadcasting employees who participated in two of the Company's defined benefit pension plans prior to the Merger. No detailed information regarding the components of net periodic pension cost and funded status of the plans, as it relates to Broadcasting, is available for 1998. However, a portion of the Company's pension cost has been allocated to Broadcasting's active employees and included in "Discontinued Operations" in the statements of consolidated income. Pension cost allocated to Broadcasting, based on payroll costs, amounted to approximately $1,408,000 for 1998. As of the date of the Merger, Hearst-Argyle assumed the ongoing liabilities related to Broadcasting active employees.

                                                                 DECEMBER 31,
                                                              -------------------
                                                                2000       1999
                                                              --------   --------
                                                                (IN THOUSANDS)
Change in benefit obligation:
Benefit obligation at beginning of year.....................  $116,622   $144,119
Service cost................................................     3,275      3,212
Interest cost...............................................     8,792      7,598
Actuarial (gain)/loss.......................................     3,704    (15,059)
Benefits paid...............................................    (7,161)    (6,619)
Special termination benefits................................       761
Reduction for Broadcasting divestiture......................              (16,629)
                                                              --------   --------
Benefit obligation at end of year...........................   125,993    116,622
                                                              --------   --------
Change in plan assets:
Fair value of plan assets at beginning of year..............   122,261    128,806
Actual return (loss) on plan assets.........................    (1,189)    15,871
Employer contributions......................................       714        591
Benefits paid...............................................    (7,161)    (6,619)
Reduction for Broadcasting divestiture......................              (16,388)
                                                              --------   --------
Fair value of plan assets at end of year....................   114,625    122,261
                                                              --------   --------

                         PULITZER INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
          YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998 -- (CONTINUED)

                                                                 DECEMBER 31,
                                                              -------------------
                                                                2000       1999
                                                              --------   --------
                                                                (IN THOUSANDS)
Funded status -- benefit obligation in excess of plan
  assets; (plan assets in excess of benefit obligation).....    11,368     (5,639)
Unrecognized net actuarial gain.............................    17,281     32,041
Unrecognized prior service cost.............................    (1,684)        39
Unrecognized transition obligation..........................      (554)      (735)
                                                              --------   --------
Net amount recognized.......................................  $ 26,411   $ 25,706
                                                              ========   ========
Amounts recognized in the statement of financial position
  consist of:
  Accrued benefit liability.................................  $ 29,081   $ 26,837
  Intangible asset (Note 7).................................    (2,442)    (1,096)
  Accumulated other comprehensive income....................      (228)       (35)
                                                              --------   --------
Net amount recognized.......................................  $ 26,411   $ 25,706
                                                              ========   ========

     The projected benefit obligation, accumulated benefit obligation and fair value of plan assets for the pension plans with accumulated benefit obligations in excess of plan assets were $17,785,000, $17,573,000 and $0, respectively, at December 31, 2000 and $15,319,000, $14,546,000 and $0, respectively, at December 31, 1999.

     Pursuant to the Merger Agreement, actuarial calculations were performed to separate Broadcasting active employees from the pension plans as of the date of the Merger. The pension obligations computed for Broadcasting active employees and a proportionate share of pension plan assets were transferred to Hearst-Argyle in 1999.

     The projected benefit obligation was determined using assumed discount rates of 7.5%, 7.75% and 6.5% at December 31, 2000, 1999 and 1998, respectively. The expected long-term rate of return on plan assets was 8.5% for 2000, 1999 and 1998. For those plans that pay benefits based on final compensation levels, the actuarial assumptions for overall annual rate of increase in future salary levels was 5% for 2000, 5% for 1999, and 4% for 1998.

     Certain of the Company's employees participate in multi-employer retirement plans sponsored by their respective unions. Amounts charged to operations, representing the Company's required contributions to these plans in 2000, 1999 and 1998, were approximately $952,000, $963,000 and $920,000, respectively.

     The Company also sponsors an employee savings plan under Section 401(k) of the Internal Revenue Code. This plan covers substantially all employees. Contributions by the Company amounted to approximately $1,919,000, $1,687,000 and $2,121,000 for 2000, 1999 and 1998, respectively. Contributions related only to Broadcasting employees amounted to approximately $205,000 and $704,000 for 1999 and 1998, respectively. Pursuant to the Merger Agreement, Broadcasting employee savings plan balances as of the date of the Merger were transferred to an employee savings plan sponsored by Hearst-Argyle.

                         PULITZER INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
          YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998 -- (CONTINUED)

10. POSTRETIREMENT AND POSTEMPLOYMENT BENEFITS

     The net periodic postretirement benefit cost components related to continuing operations are as follows:

                                                               YEARS ENDED DECEMBER 31,
                                                              ---------------------------
                                                               2000      1999      1998
                                                              -------   -------   -------
                                                                    (IN THOUSANDS)
Service cost for benefits earned during the year............  $ 1,213   $ 1,040   $   933
Interest cost on projected benefit obligation...............    5,117     4,020     4,384
Amortization of prior service cost..........................   (1,143)   (1,287)   (1,293)
Amortization of net gain....................................     (884)   (1,131)   (1,008)
                                                              -------   -------   -------
Net periodic postretirement benefit cost....................  $ 4,303   $ 2,642   $ 3,016
                                                              =======   =======   =======

     Postretirement benefit cost for broadcasting active employees and certain retirees is included in "Discontinued Operations" in the statements of consolidated income for 1998 in the amount of $207,000.

     The Company funds its postretirement benefit obligation on a pay-as-you-go basis and, for 2000, 1999 and 1998, made payments of $4,560,000, $4,110,000 and
$3,958,000, respectively.

                                                               DECEMBER 31, }
                                                              -----------------
                                                               2000      1999
                                                              -------   -------
                                                               (IN THOUSANDS)
Benefit obligation at beginning of year.....................  $68,223   $70,002
Service cost................................................    1,213     1,040
Interest cost...............................................    5,117     4,020
Actuarial (gain)/loss.......................................    6,283    (2,729)
Benefits paid...............................................   (4,560)   (4,110)
                                                              -------   -------
Benefit obligation at end of year...........................   76,276    68,223
                                                              -------   -------
Plan assets at beginning and end of year....................       --        --
                                                              -------   -------
Funded status...............................................   76,276    68,223
Unrecognized net actuarial gain.............................    6,026    11,667
Unrecognized prior service cost.............................    1,627     3,821
                                                              -------   -------
Net amount recognized -- accrued benefit cost...............  $83,929   $83,711
                                                              =======   =======

     As of the date of the Merger, Hearst-Argyle assumed the postretirement obligation and costs related to Broadcasting active employees and certain retirees.

     For 2000 measurement purposes, health care cost trend rates of 8.5%, 7.5% and 7% were assumed for indemnity plans, PPO plans and HMO plans, respectively. For 2000, these rates were assumed to decrease gradually to 5.5% through the year 2011 and remain at that level thereafter. For 1999 measurement purposes, health care cost trend rates of 9%, 8% and 6% were assumed for indemnity plans, PPO plans and HMO plans, respectively. For 1999, the rates were assumed to decrease gradually to 5.5% through the year 2010 and remain at that level thereafter.

     Administrative costs related to indemnity plans were assumed to increase at a constant annual rate of 6% for 2000, 1999 and 1998. The assumed discount rate used in estimating the accumulated postretirement benefit obligation was 7.5%, 7.75% and 6.5% for 2000, 1999 and 1998, respectively.

                         PULITZER INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
          YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998 -- (CONTINUED)

     Assumed health care cost trend rates have a significant effect on the amounts reported for the postretirement health care plans. A one-percentage-point change in assumed health care cost trend rates would have the following effects on reported amounts for 2000:

                                                              CONTINUING OPERATIONS
                                                                1-PERCENTAGE-POINT
                                                              ----------------------
                                                              INCREASE     DECREASE
                                                              ---------    ---------
                                                                  (IN THOUSANDS)
Effect on net periodic postretirement benefit cost..........   $1,185       $  (997)
Effect on postretirement benefit obligation.................   $9,336       $(7,757)

     The Company's postemployment benefit obligation, representing certain disability benefits at the Post-Dispatch, was $3,389,000 and $3,191,000 at December 31, 2000 and 1999, respectively.

11. INCOME TAXES

     Provisions for income taxes (benefits) consist of the following:

                                                       CONTINUING OPERATIONS            DISCONTINUED OPERATIONS
                                                            YEARS ENDED                       YEARS ENDED
                                                           DECEMBER 31,                      DECEMBER 31,
                                                 ---------------------------------      -----------------------
                                                  2000         1999         1998          1999           1998
                                                 -------      -------      -------      ---------      --------
                                                          (IN THOUSANDS)                    (IN THOUSANDS)
Current:
  Federal..................................      $17,068      $20,647      $19,152      $(12,083)      $26,736
  State and local..........................        1,195        2,564        2,303           113         5,119
Deferred:
  Federal..................................        4,983       (4,006)      (1,250)        1,216          (222)
  State and local..........................          349         (497)        (150)          (11)          (42)
                                                 -------      -------      -------      --------       -------
     Total.................................      $23,595      $18,708      $20,055      $(10,765)      $31,591
                                                 =======      =======      =======      ========       =======

     Factors causing effective tax rates to differ from the statutory Federal income tax rate were:

                                                                                               DISCONTINUED
                                                                   CONTINUING OPERATIONS        OPERATIONS
                                                                        YEARS ENDED            YEARS ENDED
                                                                        DECEMBER 31,           DECEMBER 31,
                                                                  ------------------------    --------------
                                                                  2000      1999      1998    1999      1998
                                                                  ----      ----      ----    ----      ----
Statutory rate..............................................       35%       35%       35%    (35)%      35%
Amortization of intangibles.................................        3         4         3
Sale of newspaper property -- book basis goodwill in excess
  of tax basis..............................................                  3
State and local income taxes, net of U.S. Federal income tax
  benefit...................................................        2         4         3                 4
Other-net...................................................                 (1)        2       2
                                                                   --        --        --     ---        --
     Total..................................................       40%       45%       43%    (33)%      39%
                                                                   ==        ==        ==     ===        ==

                         PULITZER INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
          YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998 -- (CONTINUED)

     In connection with the PD LLC Venture transaction in May 2000, the Company recorded a net deferred tax asset of approximately $15,965,000. The Company's deferred tax assets and liabilities, net, which have been included in other assets in the statements of consolidated financial position, consisted of the following:

                                                                   DECEMBER 31,
                                                                ------------------
                                                                 2000       1999
                                                                -------    -------
                                                                  (IN THOUSANDS)
Deferred tax assets:
  Pensions and employee benefits............................    $18,940    $13,419
  Postretirement benefit costs..............................     32,330     17,757
  Other.....................................................      1,144      3,523
                                                                -------    -------
     Total..................................................     52,414     34,699
                                                                -------    -------
Deferred tax liabilities:
  Depreciation..............................................     15,519     13,350
  Amortization..............................................     14,156      6,595
                                                                -------    -------
     Total..................................................     29,675     19,945
                                                                -------    -------
Net deferred tax asset......................................    $22,739    $14,754
                                                                =======    =======

     The Company had no valuation allowance for deferred tax assets as of December 31, 2000, 1999 and 1998.

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

     The net liability balance of the Broadcasting Business as of March 18, 1999, including the $700,000,000 of Broadcast Debt, was contributed to "Additional Paid-in Capital" of the Company at the time of the Merger (see Notes 4 and 8). This capital contribution has been recorded net of Transaction costs of approximately $36,016,000 and the estimated Working Capital Adjustment of approximately $2,875,000 related to the Merger.

     Each share of the Company's common stock is entitled to one vote and each share of Class B common stock is entitled to ten votes on all matters. Holders of outstanding shares of the Company's Class B common stock representing 94.7% of the combined voting power of the Company have deposited their shares in a voting trust (the "Voting Trust"). Each share of the Company's Class B common stock is convertible into one share of the Company's common stock at the holder's option subject to the limitations imposed by the Voting Trust on the shares of Class B common stock deposited thereunder. The Voting Trust permits the conversion of the Class B common stock deposited in the Voting Trust into common stock in connection with certain permitted transfers, including, without limitation, sales which are exempt from the registration requirements of the Securities Act of 1933, as amended, sales which meet the volume and manner of sale requirements of Rule 144 promulgated thereunder and sales which are made pursuant to registered public offerings.

                         PULITZER INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
          YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998 -- (CONTINUED)

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

     In 2000, the Company declared and paid cash dividends of $0.64 per share of common stock and Class B common stock. In 1999, the Company declared and paid cash dividends of $0.45 per share of common stock and Class B common stock. A cash dividend of $0.15 per share of common stock and Class B common stock was declared in December 1998 and paid to stockholders in January 1999. This dividend represented the acceleration of the Company's dividend historically declared in the first quarter of each fiscal year.

     On July 16, 1999, the Company's Board of Directors approved the repurchase of up to $50,000,000 of its common stock in the open market. On May 1, 2000, the Company announced that its Board of Directors had authorized the repurchase of an additional $50,000,000 of its common stock. During the third quarter of 2000, the Company's Board of Directors amended the Company's repurchase program to provide for both the purchase of Class B shares and the purchase of shares in privately negotiated transactions. On August 16, 2000, the Company purchased 1,000,000 shares of Class B common stock from Michael E. Pulitzer, the Company's Chairman of the Board, for approximately $40,100,000. As of December 31, 2000, the Company had repurchased 1,000,000 shares of Class B common stock and 527,300 shares of common stock for a combined purchase price of approximately $61,900,000. The repurchased shares have been included in treasury stock of the Company.

13. COMMON STOCK PLANS

     Since 1986, Old Pulitzer maintained employee stock option plans ("Prior Option Plans") that provided for the issuance of incentive stock options to key employees and outside directors. On March 18, 1999, immediately prior to the Broadcast Transaction and pursuant to the Merger Agreement, Old Pulitzer redeemed all outstanding stock options, whether or not vested, and terminated the Prior Option Plans. Old Pulitzer redeemed the stock options at a cash-out value ("Cash-Out Value") equal to the difference between the option exercise price and the average daily closing price of Old Pulitzer common stock for the 10 trading days ending on March 16, 1999. The total Cash-Out Value amounted to approximately $35.2 million, including $1.2 million recorded as deferred compensation in other long-term liabilities of Old Pulitzer. In addition to the stock option cash-outs, bonus payments made at the time of the Broadcast Transaction were also expensed in 1999. Total stock option cash-out and bonus expense of approximately $52 million was recorded in 1999, including approximately $26,685,000 related to publishing employees recorded in continuing operations and approximately $25,305,000 related to broadcasting employees recorded in discontinued operations.

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

                         PULITZER INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
          YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998 -- (CONTINUED)

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

     Transactions under the Option Plans and Prior Option Plans are summarized as follows:

                                                                                       WEIGHTED
                                                                                       AVERAGE
                                                            SHARES      PRICE RANGE     PRICE
                                                           ---------   -------------   --------
Common Stock Options:
Outstanding, January 1, 1998.............................  1,225,931   $ 9.27-$58.81    $31.13
  Granted (weighted average value at grant date of
     $38.78).............................................      5,001          $88.28    $88.28
  Canceled...............................................     (3,813)  $21.53-$58.81    $46.64
  Exercised..............................................   (317,511)  $ 9.27-$58.81    $22.63
                                                           ---------
Outstanding, December 31, 1998...........................    909,608   $ 9.27-$88.28    $34.34
  Granted (weighted average value at grant date of
     $6.98)..............................................  1,014,559   $39.69-$46.31    $40.03
  Canceled...............................................     (8,265)  $18.55-$88.28    $69.84
  Canceled and cashed-out................................   (806,040)  $ 9.27-$58.81    $35.27
  Exercised..............................................    (96,553)  $ 9.27-$58.81    $23.63
                                                           ---------
Outstanding, December 31, 1999...........................  1,013,309   $39.69-$46.31    $40.03
  Granted (weighted average value at grant date of
     $5.38)..............................................    533,500   $37.31-$43.87    $43.60
  Canceled...............................................    (48,757)  $39.69-$39.88    $39.78
  Exercised..............................................     (7,544)  $39.69-$39.88    $39.77
                                                           ---------
Outstanding, December 31, 2000...........................  1,490,508   $37.31-$46.31    $41.31
                                                           ---------
Exercisable, December 31, 2000...........................    338,685   $39.69-$46.31    $40.16
                                                           ---------
Shares Available for Grant at December 31, 2000..........  1,501,948
                                                           =========

     Since 1986, Old Pulitzer maintained restricted stock purchase plans ("Prior Stock Plans") that provided for the awarding of a grant or right to purchase at a particular price shares of common stock to employees, subject to restrictions on transferability. As of February 16, 1999, in anticipation of the Broadcast Transaction, the Compensation Committee of Old Pulitzer's Board of Directors approved the immediate vesting of all outstanding, unvested shares of restricted stock previously awarded under the Prior Stock Plans. On March 17, 1999, immediately prior to the Broadcast Transaction, the Prior Stock Plans were terminated.

                         PULITZER INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
          YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998 -- (CONTINUED)

     On May 12, 1999, the Company's stockholders approved the adoption of the Pulitzer Inc. Key Employees' Restricted Stock Purchase Plan (the "Restricted Plan"). The Restricted Plan provides that an employee may receive, at the discretion of a committee of the Board of Directors, a grant or right to purchase at a particular price, shares of common stock subject to restrictions on transferability. A maximum of 500,000 shares of common stock may be granted and purchased by employees under the Restricted Plan. Compensation expense equal to the fair market value of common stock awards on the date of grant is recognized over the vesting period of the grants. Transactions under the Restricted Plan and Prior Stock Plans are summarized as follows:

                                                                                        WEIGHTED
                                                                                        AVERAGE
                                                            SHARES      PRICE RANGE      PRICE
                                                            -------   ---------------   --------
Common Stock Grants:
Outstanding, January 1, 1998..............................    3,688   $21.38 - $47.44    $34.95
  Granted.................................................    1,184       $57.84         $57.84
  Vested..................................................   (1,594)  $21.38 - $47.44    $30.66
                                                            -------
Outstanding, December 31, 1998............................    3,278   $24.53 - $57.84    $45.31
  Granted.................................................    8,341   $39.88 - $41.88    $40.43
  Canceled................................................     (171)      $41.88         $41.88
  Vested..................................................   (3,278)  $24.53 - $57.84    $45.31
                                                            -------
Outstanding, December 31, 1999............................    8,170   $39.88 - $41.88    $40.40
  Granted.................................................    1,384   $41.31 - $42.88    $42.74
  Canceled................................................     (500)      $41.88         $41.88
  Outstanding, December 31, 2000..........................    9,054   $39.88 - $42.88    $40.68
                                                            -------
Shares Available for Grant at December 31, 2000...........  490,946
                                                            =======

     As required by SFAS 123, the Company has estimated the fair value of its option grants since December 31, 1994 by using the binomial options pricing model with the following assumptions:

                                                                YEARS ENDED DECEMBER 31,
                                                                -------------------------
                                                                2000      1999      1998
                                                                -----     -----     -----
Expected Life (years).......................................       7         7         7
Risk-free interest rate.....................................     5.5%      5.8%      5.7%
Volatility..................................................    21.1%     28.2%     35.4%
Dividend yield..............................................     1.6%      1.4%      1.0%

     As discussed in Note 2, the Company applies the provisions of APB 25 to account for its stock option plans. If compensation expense for the Company was determined on the estimated fair value of the options granted consistent with Statement of Financial Accounting Standards No. 123, Accounting for Stock Based Compensation, the Company's net income and earnings per share would have been as follows:

                                                                        YEARS ENDED DECEMBER 31,
                                                                -----------------------------------------
                                                                  2000            1999            1998
                                                                ---------       ---------       ---------
                                                                (IN THOUSANDS, EXCEPT EARNINGS PER SHARE)
Pro forma net income (loss).................................     $32,542         $(1,119)        $73,441
Pro forma earnings per share:
  Basic.....................................................     $  1.50         $ (0.05)        $  3.28
  Diluted...................................................     $  1.49         $ (0.05)        $  3.23

                         PULITZER INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
          YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998 -- (CONTINUED)

     The Company maintains employee stock purchase plans (the "Purchase Plans") that allow eligible employees to authorize payroll deductions for the periodic purchase of the Company's common stock at a price generally equal to 85 percent of the common stock's then fair market value. In general, all employees of the Company and its subsidiaries are eligible to participate in the Purchase Plans after completing at least one year of service. Subject to appropriate adjustment for stock splits and other capital changes, the Company may sell a total of 600,000 shares of its common stock under the Purchase Plans. Shares sold under the Purchase Plans may be either authorized and unissued or held by the Company in its treasury. As of December 31, 2000, the Company had sold and issued 31,225 shares of common stock under the Purchase Plans.

14. EARNINGS PER SHARE

     Weighted average shares of common and Class B common stock and common stock equivalents used in the calculation of basic and diluted earnings per share are summarized as follows:

                                                              YEARS ENDED DECEMBER 31,
                                                              ------------------------
                                                               2000     1999     1998
                                                              ------   ------   ------
                                                                   (IN THOUSANDS)
Weighted average shares outstanding (Basic EPS).............  21,757   22,578   22,381
Stock option equivalents....................................      29       23      372
                                                              ------   ------   ------
Weighted average shares and equivalents (Diluted EPS).......  21,786   22,601   22,753
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

15. COMMITMENTS AND CONTINGENCIES

     At December 31, 2000, the Company and its subsidiaries had construction and equipment commitments of approximately $5,571,000.

     The Company is an investor in one limited partnership requiring future capital contributions. As of December 31, 2000, the Company's unfunded capital contribution commitment related to this investment was approximately $11,931,000.

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

                         PULITZER INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
          YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998 -- (CONTINUED)

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

     As a result of the foregoing, the amount of additional payments, if any, which may be payable by the Company with respect to the Merger and the distribution of the Company's common and Class B common stock in the Spin-off (the "Distribution") cannot be determined at this time. However, if the Distribution were determined to be a Gross-Up Transaction and if the Fair Market Value of the Transaction Proceeds with respect to the Merger and the Distribution were determined to exceed the Imputed Value, then the additional payments to the 1986 Selling Stockholders would equal approximately $5.9 million for each $1.00 by which the Transaction Proceeds exceed the Imputed Value. Accordingly, depending on the ultimate resolution of the meaning and application of various provisions of the Gross-Up Transaction agreements, including the determination of Imputed Value and Fair Market Value of the Transaction Proceeds, in the opinion of the Company's management, the amount of an additional payment, if any, could be material to the consolidated financial statements of the Company.

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

                         PULITZER INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
          YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998 -- (CONTINUED)

use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts.

     Cash and Cash Equivalents, Marketable Securities, Accounts Receivable and Accounts Payable -- The carrying amounts of these items are a reasonable estimate of their fair value.

     Long-Term Debt -- Interest rates that are currently available to the Company for issuance of debt with similar terms and remaining maturities are used to estimate fair value. The fair value estimate of the Company's long-term debt as of December 31, 2000 was $297,010,000.

     The fair value estimates presented herein are based on pertinent information available to management as of December 31, 2000 and 1999. Although management is not aware of any facts that would significantly affect the estimated fair value amounts, such amounts have not been comprehensively revalued for purposes of these financial statements since that date, and current estimates of fair value may differ from the amounts presented herein.

17. NEWSPAPER PUBLISHING REVENUES

     The Company's consolidated newspaper publishing revenues consist of the following:

                                                                 YEARS ENDED DECEMBER 31,
                                                              ------------------------------
                                                                2000       1999       1998
                                                              --------   --------   --------
                                                                      (IN THOUSANDS)
Combined St. Louis Operations...............................  $291,815   $254,451   $244,676
Pulitzer Newspapers, Inc. ..................................   115,726     79,719     73,067
                                                              --------   --------   --------
     Total..................................................  $407,541   $334,170   $317,743
                                                              ========   ========   ========

18. QUARTERLY FINANCIAL DATA (UNAUDITED)

     Operating results for the years ended December 31, 2000 and 1999 by quarters are as follows:

                                             FIRST    SECOND     THIRD      FOURTH
                                            QUARTER   QUARTER   QUARTER    QUARTER     TOTAL
                                            -------   -------   --------   --------   --------
                                                (IN THOUSANDS, EXCEPT EARNINGS PER SHARE)
2000
OPERATING REVENUES -- NET.................  $90,911   $97,504   $101,238   $117,888   $407,541
NET INCOME................................    9,873    10,987      5,012      9,030     34,902
BASIC EARNINGS PER SHARE OF STOCK (Note
  14):
  Earnings per share......................  $  0.45   $  0.50   $   0.23   $   0.43   $   1.60
                                            =======   =======   ========   ========   ========
  Weighted average shares outstanding.....   22,122    22,128     21,634     21,141     21,757
                                            =======   =======   ========   ========   ========
DILUTED EARNINGS PER SHARE OF STOCK (Note
  14):
  Earnings Per Share......................  $  0.45   $  0.50   $   0.23   $   0.43   $   1.60
                                            =======   =======   ========   ========   ========
  Weighted Average Shares Outstanding.....   22,162    22,129     21,669     21,185     21,786
                                            =======   =======   ========   ========   ========

                         PULITZER INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
          YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998 -- (CONTINUED)

                                               FIRST    SECOND     THIRD    FOURTH
                                              QUARTER   QUARTER   QUARTER   QUARTER    TOTAL
                                              -------   -------   -------   -------   --------
                                                 (IN THOUSANDS, EXCEPT EARNINGS PER SHARE)
1999
OPERATING REVENUES -- NET...................  $79,924   $84,607   $82,781   $86,858   $334,170
INCOME (LOSS) FROM CONTINUING OPERATIONS....   (8,516)    9,692    10,153    11,628     22,957
(LOSS) FROM DISCONTINUED OPERATIONS.........  (21,449)                                 (21,449)
NET INCOME..................................  (29,965)    9,692    10,153    11,628      1,508
BASIC EARNINGS PER SHARE OF STOCK (Note 14):
  Continuing operations.....................  $ (0.38)  $  0.43   $  0.45   $  0.52   $   1.02
  Discontinued operations...................    (0.95)                                   (0.95)
                                              -------   -------   -------   -------   --------
  Earnings Per Share........................  $ (1.33)  $  0.43   $  0.45   $  0.52   $   0.07
                                              =======   =======   =======   =======   ========
  Weighted Average Shares Outstanding.......   22,604    22,647    22,638    22,423     22,578
                                              =======   =======   =======   =======   ========
DILUTED EARNINGS PER SHARE OF STOCK (Note
  14):
  Continuing operations.....................  $ (0.38)  $  0.43   $  0.45   $  0.52   $   1.02
  Discontinued operations...................    (0.95)                                   (0.95)
                                              -------   -------   -------   -------   --------
  Earnings Per Share........................  $ (1.33)  $  0.43   $  0.45   $  0.52   $   0.07
                                              =======   =======   =======   =======   ========
  Weighted Average Shares Outstanding.......   22,604    22,667    22,675    22,458     22,601
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

                                *  *  *  *  *  *

                          INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Stockholders of PULITZER INC.:

     We have audited the consolidated financial statements of Pulitzer Inc. and its subsidiaries as of December 31, 2000 and 1999, and for each of the three years in the period ended December 31, 2000, and have issued our report thereon dated February 12, 2001; such report is included elsewhere in this Form 10-K. Our audits also included the consolidated financial statement schedule of Pulitzer Inc. and its subsidiaries, listed in the accompanying index at Item 14(a)2.(ii). This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits. In our opinion, such consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/  DELOITTE & TOUCHE LLP

Saint Louis, Missouri
February 12, 2001

                                  SCHEDULE II
                         PULITZER INC. AND SUBSIDIARIES
           SCHEDULE II -- VALUATION & QUALIFYING ACCOUNTS & RESERVES

               FOR THE YEARS ENDED DECEMBER 31, 2000, 1999 & 1998

                                             BALANCE AT    CHARGED TO    CHARGED TO                      BALANCE
                                             BEGINNING      COSTS &        OTHER                        AT END OF
               DESCRIPTION                   OF PERIOD      EXPENSES      ACCOUNTS     DEDUCTIONS        PERIOD
               -----------                   ----------    ----------    ----------    ----------       ---------
                                                                        (IN THOUSANDS)
YEAR ENDED DECEMBER 31, 2000
Valuation Accounts:
  Allowance for Doubtful Accounts........      $2,362        $3,377         $336(a)      $3,488(b)       $2,587
Reserves:
  Accrued Medical Plan...................       1,106         4,663            0          4,853(c)          916
  Workers Compensation...................       1,524         1,531            0          1,861           1,194
YEAR ENDED DECEMBER 31, 1999
Valuation Accounts:
  Allowance for Doubtful Accounts
     Continuing Operations...............      $1,723        $2,840         $119(a)      $2,320(b)       $2,362
     Discontinued Operations.............         597           365           82(a)       1,044(b)(e)         0
Reserves:
  Accrued Medical Plan --
     Continuing Operations...............       1,077         4,562            0          4,533(c)        1,106
  Workers Compensation
     Continuing Operations...............         883         1,065            0            424(d)        1,524
     Discontinued Operations.............         317           144            0            461(d)            0
YEAR ENDED DECEMBER 31, 1998
Valuation Accounts:
  Allowance for Doubtful Accounts
     Continuing Operations...............      $1,626        $2,181         $ 82(a)      $2,166(b)       $1,723
     Discontinued Operations.............         785           211          187(a)         586(b)          597
Reserves:
  Accrued Medical Plan --
     Continuing Operations...............       1,043         4,719            0          4,685(c)        1,077
  Workers Compensation
     Continuing Operations...............       1,089           796            0          1,002             883
     Discontinued Operations.............         868           314            0            865             317

---------------
(a) Accounts reinstated, cash recoveries, etc.

(b) Accounts written off

(c) Amount represents:

                                                      2000      1999      1998
                                                     ------    ------    ------
Claims paid......................................    $4,056    $3,889    $4,118
Service fees.....................................     1,030       662       575
Cash refunds.....................................      (233)      (18)       (8)
                                                     ------    ------    ------
                                                     $4,853    $4,533    $4,685
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

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information set forth under the caption "Management" in the Company's definitive Proxy Statement to be used in connection with the 2001 Annual Meeting of Stockholders is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION

     The information set forth under the caption "Executive Compensation" in the Company's definitive Proxy Statement to be used in connection with the 2001 Annual Meeting of Stockholders is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information set forth under the caption "Principal Stockholders" in the Company's definitive Proxy Statement to be used in connection with the 2001 Annual Meeting of Stockholders is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information set forth under the caption "Compensation Committee Interlocks and Insider Participation" in the Company's definitive Proxy Statement to be used in connection with the 2001 Annual Meeting of Stockholders is incorporated herein by reference.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a) DOCUMENT LIST

     1. Financial Statements

          The following financial statements are set forth in Part II, Item 8 of this report.

     PULITZER INC. AND SUBSIDIARIES:

        (i) Independent Auditors' Report.

        (ii) Statements of Consolidated Income for each of the Three Years in the Period Ended December 31, 2000.

        (iii) Statements of Consolidated Financial Position at December 31, 2000 and 1999.

        (iv) Statements of Consolidated Stockholders' Equity for each of the Three Years in the Period Ended December 31, 2000.

        (v) Statements of Consolidated Cash Flows for each of the Three Years in the Period Ended December 31, 2000.

        (vi) Notes to Consolidated Financial Statements for the Three Years in the Period Ended December 31, 2000.

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

     3. Exhibits Required by Securities and Exchange Commission Regulation S-K

     (a) The following exhibits are filed as part of this Annual Report:

EXHIBIT NO.
-----------
   10.39      --   Pulitzer Inc. Deferred Compensation Plan.
   10.40      --   Pulitzer Inc. 2000 Stock Purchase Plan, as Amended and
                   Restated.
   10.41      --   Robert C. Woodworth Restricted Stock Unit Award.
   21         --   Subsidiaries of Registrant.
   23         --   Independent Auditors' Consent.
   24         --   Power of Attorney.

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

EXHIBIT NO.
-----------
  10.1      -- Agreement, dated March 1, 1961, effective January 1,
               1961, between The Pulitzer Publishing Company, a Missouri
               corporation, and the Globe-Democrat Publishing Company,
               as amended on September 4, 1975, April 12, 1979 and
               December 22, 1983.(viii)
  10.2.1    -- Amended and Restated Joint Operating Agreement, dated
               December 22, 1988, between Star Publishing Company and
               Citizen Publishing Company.(viii)
  10.2.2    -- Partnership Agreement, dated December 22, 1988, between
               Star Publishing Company and Citizen Publishing
               Company.(viii)
  10.3      -- Agreement, dated as of May 12, 1986, among The Pulitzer
               Publishing Company, Clement C. Moore, II, Gordon C. Weir,
               William E. Weir, James R. Weir, Kenward G. Elmslie,
               Stephen E. Nash and Manufacturers Hanover Trust Company,
               as Trustees, and Christopher Mayer.(viii)
  10.4      -- Letter Agreement, dated September 29, 1986, among The
               Pulitzer Publishing Company, Trust Under Agreement Made
               by David E. Moore, Frederick D. Pulitzer, Michael E.
               Pulitzer, Jr., Robert S. Pulitzer, Joseph Pulitzer, IV,
               Joseph Pulitzer, Jr., Michael E. Pulitzer, Stephen E.
               Nash and Manufacturers Hanover Trust Company, as
               Trustees, Kenward G. Elmslie, Gordon C. Weir, William E.
               Weir, James R. Weir, Peter W. Quesada, T. Ricardo
               Quesada, Elinor P. Hempelmann, The Moore Foundation,
               Inc., Mariemont Corporation, Z Press Inc. and Clement C.
               Moore, II.(viii)
  10.5      -- Letter Agreement, dated May 12, 1986, among The Pulitzer
               Publishing Company, Peter W. Quesada, T. Ricardo Quesada,
               Kate Davis Pulitzer Quesada and Elinor P.
               Hempelmann.(viii)
  10.6      -- Agreement, dated as of September 29, 1986, among The
               Pulitzer Publishing Company, Peter W. Quesada, T. Ricardo
               Quesada, Kate Davis Pulitzer Quesada and Elinor
               Hempelmann.(viii)
  10.7.1    -- Amendment, dated March 9, 1992, to the Pulitzer
               Publishing Company Annual Incentive Compensation
               Plan.(viii)
  10.7.2    -- The Pulitzer Publishing Company Annual Incentive
               Compensation Plan.(viii)
  10.7.3    -- Pulitzer Publishing Company Newspaper Operations Annual
               Incentive Plan.(viii)
  10.8.1    -- Amendment, dated September 16, 1997, to Pulitzer
               Retirement Savings Plan.(v)
  10.8.2    -- Amendment, dated January 28, 1997, to Pulitzer Retirement
               Savings Plan.(iv)
  10.8.3    -- Amendment, dated October 30, 1996, to Pulitzer Retirement
               Savings Plan.(iv)
  10.8.4    -- Amendment, dated July 31, 1996, to Pulitzer Retirement
               Savings Plan.(iv)
  10.8.5    -- Amendment, dated October 25, 1995, to Pulitzer Retirement
               Savings Plan.(iv)
  10.8.6    -- Amendment, dated October 25, 1995, to Pulitzer Retirement
               Savings Plan.(ii)
  10.8.7    -- Amendment, dated January 24, 1995, to Pulitzer Retirement
               Savings Plan.(i)
  10.8.8    -- Amended and Restated Pulitzer Retirement Savings Plan.(i)
  10.9.1    -- Amendment, dated October 25, 1995, to Pulitzer Publishing
               Company Pension Plan.(iv)
  10.9.2    -- Amended and Restated Pulitzer Publishing Company Pension
               Plan.(i)
  10.10.1   -- Amendment, dated October 29, 1997, to Pulitzer Publishing
               Company Supplemental Executive Benefit Pension
               Plan.(viii)
  10.10.2   -- Amendment, dated June 23, 1992, to Pulitzer Publishing
               Company Supplemental Executive Benefit Pension
               Plan.(viii)
  10.10.3   -- Amendment, dated January 1, 1992, to Pulitzer Publishing
               Company Supplemental Executive Benefit Pension
               Plan.(viii)
  10.10.4   -- Amendment, dated January 18, 1990, to Pulitzer Publishing
               Company Supplemental Executive Benefit Pension
               Plan.(viii)
  10.10.5   -- Amendment, dated October 26, 1989, to Pulitzer Publishing
               Company Supplemental Executive Benefit Pension
               Plan.(viii)

EXHIBIT NO.
-----------
  10.10.6   -- Amendment, dated November 6, 1987, to Pulitzer Publishing
               Company Supplemental Executive Benefit Pension
               Plan.(viii)
  10.10.7   -- Pulitzer Publishing Company Supplemental Executive
               Benefit Pension Plan dated March 18, 1986.(viii)
  10.11     -- Employment Agreement, dated October 1, 1986, between the
               Pulitzer Publishing Company and Joseph Pulitzer,
               Jr.(viii)
  10.12     -- Stock Purchase Agreement by and among Pulitzer Publishing
               Company and Mr. Edward W. Scripps, Mrs. Betty Knight
               Scripps, and the Edward W. Scripps and Betty Knight
               Scripps Charitable Remainder Unitrust dated as of May 4,
               1996.(iii)
  10.13     -- Split Dollar Life Insurance Agreement, dated December 27,
               1996, between Pulitzer Publishing Company and Richard A.
               Palmer, Trustee of the Michael E. Pulitzer 1996 Life
               Insurance Trust.(iv)
  10.14     -- Split Dollar Life Insurance Agreement, dated December 30,
               1996, between Pulitzer Publishing Company and Rebecca H.
               Penniman and Nicholas G. Penniman V, Trustees of the
               Nicholas G. Penniman IV Irrevocable 1996 Trust.(iv)
  10.15     -- Amended and Restated Agreement and Plan of Merger by and
               among Pulitzer Publishing Company, Pulitzer Inc. and
               Hearst-Argyle Television, Inc., dated as of May 25,
               1998.(vi)
  10.16     -- Contribution and Assumption Agreements, dated as of March
               18, 1999 by and between Pulitzer Publishing Company and
               Pulitzer Inc.(ix)
  10.17     -- Letter Agreement, dated May 25, 1998, by and among
               Pulitzer Publishing Company, Pulitzer Inc. and
               Hearst-Argyle Television, Inc.(viii)
  10.18     -- Letter Agreement, dated March 18, 1999, between Pulitzer
               Inc. and Emily Rauh Pulitzer.(ix)
  10.19     -- Letter Agreement, dated March 18, 1999, between Pulitzer
               Inc. and David E. Moore.(ix)
  10.20     -- Pulitzer Inc. Registration Rights Agreement.(ix)
  10.21     -- Pulitzer Inc. 1999 Key Employees' Restricted Stock
               Purchase Plan.(viii)
  10.22     -- Pulitzer Inc. 1999 Stock Option Plan.(viii)
  10.23     -- Pulitzer Inc. 1999 Employee Stock Purchase Plan.(viii)
  10.24     -- Employment Agreement, dated December 18, 1998, between
               Pulitzer Inc. and Robert C. Woodworth.(vii)
  10.25     -- Employment Agreement, dated August 26, 1998 between
               Pulitzer Inc. and Terrance C.Z. Egger.(viii)
  10.26     -- Employment and Consulting Agreement, dated as of June 1,
               1999, between Pulitzer Inc. and Michael E. Pulitzer.(x)
  10.27     -- Employment Agreement, dated as of June 1, 1999, between
               Pulitzer Inc. and Ronald H. Ridgway.(x)
  10.28     -- Split Dollar Life Insurance Agreement, dated as of June
               16, 1999, by and among Pulitzer Inc. and James E. Elkins
               and Diana K. Walsh.(x)
  10.29     -- Split Dollar Life Insurance Agreement, dated as of June
               24, 1999, by and among Pulitzer Inc. and Tansy K. Ridgway
               and Brian H. Ridgway.(x)
  10.30     -- Asset Purchase Agreement, as of October 4, 1999, by and
               between The Chronicle Publishing Company and Pulitzer
               Inc.(x)
  10.31     -- Joint Venture Agreement, dated as of May 1, 2000, among
               Pulitzer Inc., Pulitzer Technologies, Inc., The Herald
               Company, Inc. and St. Louis Post-Dispatch LLC.(xi)
  10.32     -- Operating Agreement of St. Louis Post-Dispatch LLC, dated as of May 1, 2000.(xi)

EXHIBIT NO.
-----------
  10.33     -- Indemnity Agreement, dated as of May 1, 2000, between The
               Herald Company, Inc. and Pulitzer Inc.(xi)
  10.34     -- St. Louis Post-Dispatch LLC Note Agreement, dated as of
               May 1, 2000.(xii)
  10.35     -- Pulitzer Inc. Guaranty Agreement, dated as of May 1,
               2000.(xii)
  10.36     -- License Agreement, dated as of May 1, 2000, by and
               between Pulitzer Inc. and St. Louis Post-Dispatch
               LLC.(xii)
  10.37     -- Non-Confidentiality Agreement, dated as of May 1,
               2000.(xii)
  10.38     -- Asset Sale and Purchase Agreement among Journal Register
               Company, Journal Register East, Inc., Suburban Newspapers
               of Greater St. Louis, LLC, Journal Company, Inc. and
               Pulitzer Inc. and SLSJ LLC dated as of June 24,
               2000.(xiii)

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

(vi) Incorporated by reference to Pulitzer Publishing Company's Current Report on Form 8-K filed on January 22, 1999.

(vii) Incorporated by reference to Pulitzer Publishing Company's Registration Statement (File No. 333-69701) on Form S-3.

(viii) Incorporated by reference to Pulitzer Inc.'s Report on Form 10 (File No. 1-14541), as amended.

(ix) Incorporated by reference to Pulitzer Publishing Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1998.

(x) Incorporated by reference to Pulitzer Inc.'s Annual Report on Form 10-K for the fiscal year ended December 31, 1999.

(xi) Incorporated by reference to Pulitzer Inc.'s Current Report on Form 8-K dated May 1, 2000 and filed on May 2, 2000.

(xii) Incorporated by reference to Pulitzer Inc.'s Quarterly Report on Form 10-Q for the quarterly period ended March 26, 2000.

(xiii) Incorporated by reference to Pulitzer Inc.'s Quarterly Report on Form 10-Q for the quarterly period ended June 25, 2000.

(c) REPORTS ON FORM 8-K.

     On October 10, 2000, the Company filed a Current Report on Form 8-K/A to disclose financial statements and pro forma financial information related to its acquisition of the Suburban Journals on August 10, 2000.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 20th day of March, 2001.

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

                  SIGNATURE                                    TITLE                        DATE
                  ---------                                    -----                        ----

          /s/ MICHAEL E. PULITZER*             Director; Chairman                      March 20, 2001
---------------------------------------------
            (Michael E. Pulitzer)

           /s/ ROBERT C. WOODWORTH             Director; President and Chief           March 20, 2001
---------------------------------------------    Executive Officer (Principal
            (Robert C. Woodworth)                Executive Officer)

            /s/ RONALD H. RIDGWAY              Director; Senior Vice                   March 20, 2001
---------------------------------------------    President -- Finance (Principal
             (Ronald H. Ridgway)                 Financial and Accounting Officer)

             /s/ KEN J. ELKINS*                Director                                March 20, 2001
---------------------------------------------
               (Ken J. Elkins)

             /s/ DAVID E. MOORE*               Director                                March 20, 2001
---------------------------------------------
              (David E. Moore)

              /s/ WILLIAM BUSH*                Director                                March 20, 2001
---------------------------------------------
               (William Bush)

          /s/ EMILY RAUH PULITZER*             Director                                March 20, 2001
---------------------------------------------
            (Emily Rauh Pulitzer)

             /s/ ALICE B. HAYES*               Director                                March 20, 2001
---------------------------------------------
              (Alice B. Hayes)

         /s/ JAMES M. SNOWDEN, JR.*            Director                                March 20, 2001
---------------------------------------------
           (James M. Snowden, Jr.)

                                          By:     /s/ RONALD H. RIDGWAY
                                            ------------------------------------
                                                     Ronald H. Ridgway*
                                                      attorney-in-fact

                                 PULITZER INC.

                 REPORT ON FORM 10-K FOR THE FISCAL YEAR ENDED

                               DECEMBER 31, 2000

                                 EXHIBIT INDEX

     10.39 Pulitzer Deferred Compensation Plan

     10.40 Pulitzer Inc. 2000 Stock Purchase Plan, as Amended and Restated

     10.41 Robert C. Woodworth Restricted Stock Unit Award

     21     Subsidiaries of Registrant

     23     Independent Auditors' Consent

     24     Power of Attorney