Form 10-Q
period 2001-04-01
PULITZER INC
filed 2001-05-15
CIK 1068848

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

              -----------------------------------------------------


                                    FORM 10-Q

              (Mark One)
              /x/QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                 SECURITIES EXCHANGE ACT OF 1934
              For the quarterly period ended APRIL 1, 2001
                                         OR
              / /TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                 SECURITIES EXCHANGE ACT OF 1934
              For the transition period from                   to
                                             ------------------  ---------------
                         COMMISSION FILE NUMBER 1-14541

                      -------------------------------------

                                  PULITZER INC.

             (Exact name of registrant as specified in its charter)

            --------------------------------------------------------

          DELAWARE                                              43-1819711
(State or other jurisdiction of                             (I.R.S. Employer
 incorporation or organization)                          Identification Number)

              900 NORTH TUCKER BOULEVARD, ST. LOUIS, MISSOURI 63101
                    (Address of principal executive offices)

                                 (314)340-8000
              (Registrant's telephone number, including area code)

                                   NO CHANGES
                    (Former name, former address and former
                   fiscal year, if changed since last report)

                -------------------------------------------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

                   YES /x/                             NO / /

                   ------------------------------------------

          Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


             CLASS                                    OUTSTANDING 5/10/01
       --------------------                           -------------------

          COMMON STOCK                                       8,929,726
       CLASS B COMMON STOCK                                 12,249,521
================================================================================

                          PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

--------------------------------------------------------------------------------

PULITZER INC. AND SUBSIDIARIES
STATEMENTS OF CONSOLIDATED INCOME
(UNAUDITED - IN THOUSANDS, EXCEPT EARNINGS PER SHARE)

                                                                             First Quarter Ended
                                                                                   March 31,
                                                                      ------------------------------------
                                                                           2001                  2000
                                                                      ---------------      ---------------
OPERATING REVENUES - NET:
    Advertising:
       Retail                                                                 $27,788              $23,004
       National                                                                 6,067                5,135
       Classified                                                              35,009               31,909
                                                                      ---------------      ---------------
              Total                                                            68,864               60,048
       Preprints                                                               10,836                8,357
                                                                      ---------------      ---------------
              Total advertising                                                79,700               68,405
    Circulation                                                                20,565               20,220
    Other                                                                       3,059                2,286
                                                                      ---------------      ---------------
              Total operating revenues                                        103,324               90,911
                                                                      ---------------      ---------------
OPERATING EXPENSES:
    Payroll and other personnel expense                                        44,523               37,550
    Newsprint expense                                                          15,068               11,507
    St. Louis Agency adjustment                                                                      6,845
    Loss on sale of properties                                                  3,924
    Depreciation                                                                3,854                3,340
    Amortization                                                                6,674                3,169
    Other expenses                                                             26,848               23,678
                                                                      ---------------      ---------------
              Total operating expenses                                        100,891               86,089
                                                                      ---------------      ---------------
    Equity in earnings of Tucson newspaper partnership                          4,565                5,199
                                                                      ---------------      ---------------
    Operating income                                                            6,998               10,021

    Interest income                                                             2,491                5,794
    Interest expense                                                           (6,177)
    Net gain on marketable securities and investments                             553                2,082
    Equity in losses of joint venture investment                                 (291)                (535)
    Net other expense                                                            (435)                (375)
                                                                      ---------------      ---------------
INCOME BEFORE PROVISION FOR INCOME TAXES                                        3,139               16,987

PROVISION FOR INCOME TAXES                                                        732                7,114

MINORITY INTEREST IN NET EARNINGS OF SUBSIDIARY                                   252
                                                                      ---------------      ---------------
NET INCOME                                                                     $2,155               $9,873
                                                                      ===============      ===============

BASIC EARNINGS PER SHARE OF STOCK:
  Earnings per share                                                            $0.10                $0.45
                                                                      ===============      ===============
  Weighted average number of shares outstanding                                21,169               22,122
                                                                      ===============      ===============
DILUTED EARNINGS PER SHARE OF STOCK:

  Earnings per share                                                            $0.10                $0.45
                                                                      ===============      ===============
  Weighted average number of shares outstanding                                21,378               22,162
                                                                      ===============      ===============

See notes to consolidated financial statements.

PULITZER INC. AND SUBSIDIARIES
STATEMENTS OF CONSOLIDATED COMPREHENSIVE INCOME
(UNAUDITED -- IN THOUSANDS)

                                                             First Quarter Ended
                                                                  March 31,
                                                           ------------------------
                                                              2001          2000
                                                           ----------   -----------

NET INCOME                                                     $2,155        $9,873

OTHER COMPREHENSIVE INCOME (LOSS),
  NET OF TAX:

  Unrealized holding gains (losses) on marketable
      securities arising during the period                        627        (1,115)
  Reclassification adjustment                                    (398)          449
                                                           ----------   -----------
  Other comprehensive income (loss)                               229          (666)
                                                           ----------   -----------
COMPREHENSIVE INCOME                                           $2,384        $9,207
                                                           ==========   ===========

See notes to consolidated financial statements.

PULITZER INC. AND SUBSIDIARIES
STATEMENTS OF CONSOLIDATED FINANCIAL POSITION
(UNAUDITED -- IN THOUSANDS)

                                                                          March 31,        December 31,
                                                                            2001               2000
                                                                        -------------     --------------
ASSETS
CURRENT ASSETS:
  Cash and cash equivalents                                                  $187,341            $67,447
  Marketable securities                                                                          126,866
  Trade accounts receivable (less allowance for doubtful
    accounts of $3,062 and $2,587)                                             50,855             53,912
  Inventory                                                                     5,771              5,468
  Income taxes receivable                                                                          1,612
  Prepaid expenses and other                                                   16,479             12,888
                                                                        -------------     --------------
              Total current assets                                            260,446            268,193
                                                                        -------------     --------------
PROPERTIES:
  Land                                                                          7,885              7,959
  Buildings                                                                    53,246             53,922
  Machinery and equipment                                                     138,418            139,340
  Construction in progress                                                      5,044              2,984
                                                                        -------------     --------------
              Total                                                           204,593            204,205
  Less accumulated depreciation                                                96,015             93,398
                                                                        -------------     --------------
              Properties - net                                                108,578            110,807
                                                                        -------------     --------------
INTANGIBLE AND OTHER ASSETS:
  Intangible assets - net of amortization                                     831,978            838,012
  Restricted cash                                                              13,560              9,810
  Other                                                                        62,018             56,051
                                                                        -------------     --------------
              Total intangible and other assets                               907,556            903,873
                                                                        -------------     --------------
                   TOTAL                                                   $1,276,580         $1,282,873
                                                                        =============     ==============


                                                                     (Continued)

PULITZER INC. AND SUBSIDIARIES
STATEMENTS OF CONSOLIDATED FINANCIAL POSITION
(UNAUDITED -- IN THOUSANDS, EXCEPT SHARE DATA)

                                                                          March 31,        December 31,
                                                                            2001               2000
                                                                        -------------     --------------
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Trade accounts payable                                                      $10,639            $14,463
  Salaries, wages and commissions                                              12,253             14,886
  Income taxes payable                                                            406
  Interest payable                                                              4,399              4,424
  Pension obligations                                                             614                611
  Acquisition payable                                                           9,707              9,707
  Dividends payable                                                             3,598
  Other                                                                         5,086              5,483
                                                                        -------------     --------------
              Total current liabilities                                        46,702             49,574
                                                                        -------------     --------------
LONG-TERM DEBT                                                                306,000            306,000
                                                                        -------------     --------------
PENSION OBLIGATIONS                                                            28,923             28,470
                                                                        -------------     --------------
POSTRETIREMENT AND POSTEMPLOYMENT
  BENEFIT OBLIGATIONS                                                          86,757             87,318
                                                                        -------------     --------------
OTHER LONG-TERM LIABILITIES                                                    12,310             11,810
                                                                        -------------     --------------
COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
  Preferred stock, $.01 par value; 100,000,000 shares authorized;
    issued and outstanding - none
  Common stock, $.01 par value; 100,000,000 shares authorized;
    issued - 9,435,614 in 2001 and 9,414,704 in 2000                               94                 94
  Class B common stock, convertible, $.01 par value; 100,000,000
    shares authorized; issued - 13,265,521 in 2001 and 2000                       133                133
  Additional paid-in capital                                                  428,245            427,214
  Retained earnings                                                           429,537            434,580
  Accumulated other comprehensive loss                                           (139)              (368)
                                                                        -------------     --------------
              Total                                                           857,870            861,653
  Treasury stock - at cost; 528,670 and 527,971 shares of common stock in 2001 and 2000, respectively, and 1,000,000 shares of
    Class B common stock in 2001 and 2000                                     (61,982)           (61,952)
                                                                        -------------     --------------
             Total stockholders' equity                                       795,888            799,701
                                                                        -------------     --------------
                   TOTAL                                                   $1,276,580         $1,282,873
                                                                        =============     ==============

                                                                     (Concluded)
See notes to consolidated financial statements.

PULITZER INC. AND SUBSIDIARIES
STATEMENTS OF CONSOLIDATED CASH FLOWS
(UNAUDITED -- IN THOUSANDS)

                                                                                 First Quarter Ended
                                                                                      March 31,
                                                                           -------------------------------
                                                                               2001             2000
                                                                           -------------    ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                                                      $2,155          $9,873
  Adjustments to reconcile net income to net cash provided by operating activities:
    Depreciation                                                                   3,854           3,340
    Amortization                                                                   6,674           3,169
    Deferred income taxes                                                         (1,306)
    Loss (net of gains) on sale of assets                                          3,271             738
    Equity in losses of joint venture investment                                     291             535
    Changes in assets and liabilities (net of the effects of the purchase and sale of properties) which provided (used) cash:
        Trade accounts receivable                                                  2,201           2,111
        Inventory                                                                   (414)          1,092
        Other assets                                                              (2,675)         (4,237)
        Trade accounts payable and other liabilities                              (6,170)         (5,946)
        Income taxes receivable/payable                                            2,023          23,951
                                                                           -------------    ------------
NET CASH FROM OPERATING ACTIVITIES                                                 9,904          34,626
                                                                           -------------    ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures                                                            (3,605)         (2,971)
  Purchase of publishing properties, net of cash acquired                        (19,084)       (180,400)
  Sales of publishing properties                                                  17,706
  Purchases of marketable securities                                             (19,824)        (15,415)
  Sales of marketable securities                                                 145,968         150,848
  Investment in joint ventures and limited partnerships                           (4,419)         (1,014)
  Increase in restricted cash                                                     (3,750)
  Decrease (increase) in notes receivable                                           (224)             120
                                                                           -------------    -------------
NET CASH FROM INVESTING ACTIVITIES                                               112,768          (48,832)
                                                                           -------------    -------------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Dividends paid                                                                  (3,596)          (3,539)
  Proceeds from exercise of stock options                                            848
  Proceeds from employee stock purchase plan                                                          195
  Purchase of treasury stock                                                         (30)
                                                                           -------------    -------------

NET CASH FROM FINANCING ACTIVITIES                                                (2,778)          (3,344)
                                                                           -------------    -------------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                             119,894          (17,550)
                                                                           -------------    -------------
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR                                    67,447          106,177
                                                                           -------------    -------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                      $187,341          $88,627
                                                                           =============    =============
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Cash paid (received) during the period for:
    Interest paid                                                                 $6,202          $     -
    Interest received                                                             (4,140)          (7,158)
    Income taxes                                                                       2              258
    Income tax refunds                                                               (15)         (17,094)
SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING
  AND FINANCING ACTIVITIES:
  Increase in Dividends Payable and decrease in Retained Earnings                 $3,598           $3,540

See notes to consolidated financial statements.

PULITZER INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

1.   ACCOUNTING POLICIES

Basis of Consolidation - The consolidated financial statements include the accounts of Pulitzer Inc. (the "Company") and its subsidiary companies, all of which are wholly-owned except for the Company's 95 percent interest in the results of operations of the St. Louis Post-Dispatch LLC. All significant intercompany transactions have been eliminated from the consolidated financial statements.

Interim Adjustments - In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the Company's financial position as of March 31, 2001 and the results of operations and cash flows for the three-month periods ended March 31, 2001 and 2000. These financial statements should be read in conjunction with the consolidated financial statements and related notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2000. Results of operations for interim periods are not necessarily indicative of the results to be expected for the full year.

Fiscal Year and Fiscal Quarters - The Company's fiscal year ends on the last Sunday of the calendar year. The Company's first fiscal quarters for 2001 and 2000 ended on Sunday, April 1, and Sunday, March 26, respectively. For ease of presentation, the Company has used December 31 as its year end and March 31 as its first quarter end for purposes of these financial statements.

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

                                                      First Quarter Ended
                                                           March 31,
                                                      -------------------
                                                        2001       2000
                                                      --------   --------
                                                         (In thousands)
Weighted average shares outstanding (Basic EPS)         21,169     22,122
Common stock equivalents                                   209         40
                                                      --------   --------
Weighted average shares outstanding and
    common stock equivalents (Diluted EPS)              21,378     22,162
                                                      ========   ========



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

Reclassifications - Certain reclassifications have been made to the 2000 consolidated financial statements to conform with the 2001 presentation.

2.   TUCSON NEWSPAPER PARTNERSHIP

In Tucson, Arizona, a separate partnership, TNI Partners ("TNI"), acting as agent for the Arizona Daily Star (the "Star", a newspaper owned by the Company) and the Tucson Citizen (the "Citizen", a newspaper owned by Gannett Co., Inc.), is responsible for printing, delivery, advertising, and circulation of the Star and the Citizen. TNI collects all of the receipts and income relating to the Star and the Citizen and pays all operating expenses incident to the partnership's operations and publication of the newspapers. Each newspaper is solely responsible for its own news and editorial content. Net income or net loss of TNI is allocated equally to the Star and the Citizen. The Company's 50 percent share of TNI's operating results is presented as a single component of operating income in the accompanying statements of consolidated income.

Summarized financial information for TNI is as follows:

                                                 March 31,        December 31,
                                                   2001              2000
                                               --------------    --------------
                                                       (In thousands)
       Current assets                                 $17,279           $16,677

       Current liabilities                             $7,784            $7,879

       Partners' equity                                $9,495            $8,798


                                                First Quarter Ended March 31,
                                               --------------------------------
                                                   2001              2000
                                               --------------    --------------
                                                       (In thousands)
       Operating revenues                             $28,340           $29,732

       Operating income                                $9,130           $10,398

       The Company's share of operating income         $4,565            $5,199


3.   ACQUISITION AND DISPOSITION OF PROPERTIES

In the first quarter of 2001, the Company recorded a pre-tax loss of approximately $3.9 million related to the sale of its daily newspaper located in Troy, Ohio and the sale of its St. Louis Internet Access Provider (ISP) business. This loss is included in 2001 operating expenses as a separate line, "Loss on sale of properties". On an after-tax basis, the sale of properties reduced first-quarter 2001 net income by approximately $1.9 million, or $0.09 per diluted share.

On February 1, 2001, the Company acquired in an asset purchase The Lompoc Record, a daily newspaper located in Lompoc, California. On January 11, 2000, the Company acquired in an asset purchase The Pantagraph, a daily and Sunday newspaper that serves the central Illinois cities of Bloomington and Normal. The pro forma impact of these acquisitions on the Company's results of operations for the periods presented is not material.

4.   COMMITMENTS AND CONTINGENCIES

At March 31, 2001, the Company and its subsidiaries had construction and equipment commitments of approximately $6,558,000.

The Company is an investor in one limited partnership requiring future capital contributions. As of March 31, 2001, the Company's unfunded capital contribution commitment related to this investment was approximately $11,148,000.

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

As of May 25, 1998, Pulitzer Publishing Company ("Old Pulitzer"), the Company and Hearst-Argyle Television, Inc. ("Hearst-Argyle") entered into an Amended and Restated Agreement and Plan of Merger (the "Merger Agreement") pursuant to which Hearst-Argyle agreed to acquire Old Pulitzer's television and radio broadcasting operations (collectively, the "Broadcasting Business") in exchange for the issuance to Old Pulitzer's stockholders of 37,096,774 shares of Hearst-Argyle Series A common stock. On March 18, 1999, the Broadcasting Business was acquired by Hearst-Argyle through the merger (the "Merger") of Old Pulitzer into Hearst-Argyle. Prior to the Merger, Old Pulitzer's newspaper publishing and related new media businesses were contributed to the Company in a tax-free "spin-off" to Old Pulitzer stockholders (the "Spin-Off").

Pursuant to the Merger Agreement, the Company is obligated to indemnify Hearst-Argyle against losses related to: (i) on an after tax basis, certain tax liabilities, including (A) any transfer tax liability attributable to the Spin-off, (B) with certain exceptions, any tax liability of Old Pulitzer or any subsidiary of Old Pulitzer attributable to any tax period (or portion thereof) ending on or before the closing date of the Merger, including tax liabilities resulting from the Spin-off, and (C) any tax liability of the Company or any subsidiary of the Company; (ii) liabilities and obligations under any employee benefit plans not assumed by Hearst-Argyle, and (iii) certain other matters as set forth in the Merger Agreement.

On May 1, 2000, the Company and The Herald Company, Inc. ("Herald") completed the transfer of their respective interests in the assets and operations of the St. Louis Post-Dispatch and certain related businesses to a new joint venture, known as St. Louis Post-Dispatch LLC ("PD LLC"). The Company controls and manages PD LLC. Under the terms of the operating agreement governing PD LLC (the "Operating Agreement"), the Company holds a 95 percent interest in the results of operations of PD LLC and Herald holds a 5 percent interest. During the first ten years of its term, PD LLC is restricted from making distributions (except under specified circumstances), capital expenditures and member loan repayments unless it has set aside out of its cash flow a reserve equal to the product of $15,000,000 and the number of years since May 1, 2000, but not in excess of $150,000,000. On May 1, 2010, Herald will have a one-time right to require PD LLC to redeem Herald's interest in PD LLC. The redemption price for Herald's interest will be determined pursuant to a formula yielding an amount which will result in the present value to May 1, 2000 of the after-tax cash flows to Herald (based on certain assumptions) from PD LLC, including the initial distribution and the special distribution described below, if any, being equal to $275,000,000. In the event that PD LLC has an increase in the tax basis of its assets as a result of Herald's recognizing taxable income from certain transactions effected under the agreement governing the contributions of the Company and Herald to PD LLC and the Operating Agreement, Herald generally will be entitled to receive a special distribution from PD LLC in an amount that corresponds, approximately, to the present value after-tax benefit to the members of PD LLC of the tax basis increase. Upon the termination of PD LLC, which will be on May 1, 2015 (unless Herald exercises the redemption right described above), Herald will be entitled to the liquidation value of its interest in PD LLC. The Company may purchase Herald's interest at that time for an amount equal to what Herald would be entitled on liquidation. That amount will be equal to the amount of its capital account, after allocating the gain or loss that would result from a cash sale of PD LLC's assets for their fair market value at that time. Herald's share of such gain or loss generally will be 5 percent, but will be reduced (but not below 1 percent) to the extent that the present value to May 1, 2000 of the after-tax cash flows to Herald from PD LLC, including the initial distribution, the special distribution described above, if any, and the liquidation amount (based on certain assumptions), exceeds $325,000,000.

5.   OPERATING REVENUES

The Company's consolidated operating revenues consist of the following:

                                                              First Quarter Ended
                                                                   March 31,
                                                          ---------------------------
                                                             2001            2000
                                                          -----------    ------------
                                                                (In thousands)
Combined St. Louis operations                                 $74,690         $65,619
Pulitzer Newspapers, Inc.                                      28,634          25,292
                                                          -----------    ------------
    Total                                                    $103,324         $90,911
                                                          ===========    ============

                                  * * * * * *

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

ACQUISITION AND DISPOSITION OF PROPERTIES

     In the first quarter of 2001, the Company recorded a pre-tax loss of approximately $3.9 million related to the sale of its daily newspaper located in Troy, Ohio and the sale of its St. Louis Internet Access Provider (ISP) business. This loss is included in 2001 operating expenses as a separate line, "Loss on sale of properties". On an after-tax basis, the sale of properties reduced first-quarter 2001 net income by approximately $1.9 million, or $0.09 per diluted share.

     On February 1, 2001, the Company acquired in an asset purchase The Lompoc Record, a daily newspaper located in Lompoc, California. In addition, during the third and fourth quarters of 2000 and the first quarter of 2001, the Company acquired several weekly newspapers (in separate transactions) that complement several of its existing daily Pulitzer Newspapers, Inc. ("PNI") Group newspapers. These acquisitions are collectively referred to as the "PNI Acquisitions."

     On August 10, 2000, the Company acquired the assets of the Suburban Newspapers of Greater St. Louis, LLC and the stock of The Ladue News, Inc. (collectively the "Suburban Journals"), a group of 36 weekly papers and various niche publications (the "Journals Acquisition").

     On May 1, 2000, the Company and The Herald Company, Inc. ("Herald") completed the transfer of their respective interests in the assets and operations of the St. Louis Post-Dispatch (the "Post-Dispatch") and certain related businesses to a new joint venture, known as St. Louis Post-Dispatch LLC ("PD LLC"). Under the terms of the operating agreement governing PD LLC (the "Operating Agreement"), the Company holds a 95 percent interest in the results of operations of PD LLC and Herald holds a 5 percent interest. Previously, under the terms of the St. Louis Agency Agreement, the Company and Herald generally shared its operating profits and losses, as well as its capital expenditures, on a 50-50 basis. Also, under the terms of the Operating Agreement, Herald received on May 1, 2000 a cash distribution of $306 million from PD LLC. This distribution was financed by a $306 million borrowing by PD LLC that is guaranteed by the Company pursuant to a Guaranty Agreement dated as of May 1, 2000 ("Guaranty Agreement"). In turn, pursuant to an Indemnity Agreement dated as of May 1, 2000 entered into between

Herald and the Company, Herald agreed to indemnify the Company for any payments that the Company may make under the Guaranty Agreement.

On January 11, 2000, the Company acquired The Pantagraph, a daily and Sunday newspaper that serves the central Illinois cities of Bloomington and Normal.

THREE MONTHS ENDED MARCH 31, 2001 COMPARED WITH 2000

     Operating revenues for the first quarter of 2001 increased 13.7 percent, to $103.3 million from $90.9 million in the first quarter of 2000. The gain reflected the current year contributions from the Suburban Journals and the PNI Acquisitions. Excluding the results of these acquisitions from 2001, revenues for the first quarter of 2001 decreased 0.9 percent.

     Advertising revenues increased $11.3 million, or 16.5 percent, in the first quarter of 2001. The current year increase reflected the addition of advertising revenue from the Suburban Journals and the PNI Acquisitions. Excluding the results of these acquisitions from 2001, advertising revenues for the first quarter declined 1.1 percent, reflecting weak demand in retail and classified, particularly help wanted, advertising.

     Circulation revenues increased $345,000, or 1.7 percent, in the first quarter of 2001. The higher circulation revenues primarily reflected the addition of circulation revenue from the PNI Acquisitions.

     Other publishing revenues increased $773,000, or 33.8 percent, in 2001, resulting primarily from the addition of commercial printing revenue from the PNI Acquisitions.

     Operating expenses, excluding the $3.9 million loss on sale of properties from the current year and the St. Louis Agency adjustment from the prior year, increased to 22.4 percent to $97 million for the first quarter of 2001. On a comparable basis, excluding properties acquired as well as new goodwill amortization in 2001 related to the Company's increased interest in the Post-Dispatch, first-quarter expenses increased 1.5 percent. The higher expenses on a comparable basis reflected increased newsprint cost of $1.3 million resulting from higher newsprint prices in the current-year quarter. Excluding newsprint expense, all other expenses were down 0.3 percent for the first quarter.

     Equity in the earnings of the Tucson newspaper partnership for the first quarter of 2001 decreased 12.2 percent to $4.6 million from $5.2 million in the first quarter of 2000. The decrease primarily reflected a decline in classified advertising and higher newsprint prices in the current-year quarter.

     For the first quarter of 2001, the Company reported operating income of $7 million compared to $10 million in the prior year quarter. Excluding the $3.9 million loss on sale of properties from the current year and the St. Louis Agency adjustment from the prior year, operating income for the first quarter of 2001 would have declined $5.9 million. This decrease in 2001 first-quarter operating income primarily reflected the decline in comparable advertising revenues, higher newsprint costs and new goodwill amortization related to the Company's increased interest in the operations of the Post-Dispatch.

     Interest income for the first quarter of 2001 decreased to $2.5 million from $5.8 million in the prior year quarter. The decrease primarily reflected the lower average balance of invested funds in the current year quarter due to a combined cash outflow of approximately $210 million for the Journals Acquisition and the repurchase of capital stock in the second half of 2000. In addition, lower average interest rates also contributed to the current year decline in interest income.

     The Company reported interest expense of $6.2 million in the first quarter of 2001 related to the $306 million borrowing by PD LLC on May 1, 2000.

     The Company reported a net gain on marketable securities and investments of $553,000 in the first quarter of 2001 compared with a gain of $2.1 million in 2000. The current year amount resulted from $653,000 of gains from the sale of marketable security investments offset partially by miscellaneous investment losses. The prior year gain reflected the favorable performance of two limited partnership investments partially offset by losses from the sale of marketable security investments.

     The effective income tax rate for the first quarter of 2001 was 23.3 percent compared with a rate of 41.9 percent in the prior year. The lower effective tax rate in the current year quarter primarily resulted from the tax benefit recorded in connection with the sale of the Company's newspaper property in Troy, Ohio. Excluding this benefit, the Company's effective tax rate for the first quarter of 2001 would have been approximately 40 percent.

     For the first quarter of 2001, the Company reported net income of $2.2 million, or $0.10 per diluted share, compared to $9.9 million, or $0.45 per diluted share, in the prior year quarter. Excluding the non-recurring loss on sale of properties of approximately $1.9 million (after-tax), or $0.09 per diluted share, net income for the first quarter of 2001 would have been $4.1 million, or $0.19 per diluted share. The decline in 2001 first-quarter net income reflected the weak advertising demand and higher newsprint prices in the current-year quarter. In addition, results were affected by dilution related to interest costs and amortization of intangibles from newspaper transactions that closed after the prior-year first quarter (Journals Acquisition and PD LLC venture).

     Fluctuations in the price of newsprint significantly impact the results of the Company's newspaper operations, where newsprint expense typically accounts for approximately 15 to 20 percent of total operating costs. For the first quarter of 2001, the Company's average cost for newsprint was approximately $605 per metric ton, compared to approximately $515 per metric ton in the 2000 first quarter. The Company's newsprint suppliers increased newsprint prices by $50 per metric ton on March 1, 2001, and subsequently lowered prices by $25 per metric ton effective May 1, 2001. These higher prices will impact the Company's newsprint expense in the second quarter of 2001. In the second quarter of 2000, the Company's average cost of newsprint was approximately $543 per metric ton.

LIQUIDITY AND CAPITAL RESOURCES

     As of March 31, 2001, the Company had a cash balance of approximately $187 million compared with a balance of cash and marketable securities of approximately $194 million as of December 31, 2000.

     At both March 31, 2001 and December 31, 2000, the Company had $306 million of outstanding debt pursuant to a loan agreement between PD LLC and a group of institutional lenders led by Prudential Capital Group (the "Loan"). The aggregate principal amount of the Loan is payable on April 28, 2009 and bears interest at an annual rate of 8.05 percent.

     The agreements with respect to the Loan (the "Loan Agreements") contain certain covenants and conditions including the maintenance of cash flow and various other financial ratios, minimum net worth requirements and limitations on the incurrence of other debt. In addition, the Loan Agreements and the Operating Agreement require that PD LLC maintain a minimum reserve balance consisting of cash and investments in U.S. government securities, totaling approximately $13,560,000 as of March 31, 2001. The Loan Agreements and the Operating Agreement provide for a $3,750,000 quarterly increase in the minimum reserve balance over the nine-year term of the Loan.

     As of March 31, 2001, commitments for capital expenditures were approximately $6.6 million, relating to normal capital equipment replacements. Capital expenditures to be made by the Company in fiscal 2001 are estimated to be in the range of $13 to $15 million. In addition, as of March 31, 2001, the Company had a capital contribution commitment of approximately $11.1 million related to a limited partnership investment.

     The Company's Board of Directors previously authorized the repurchase of up to $100 million of the Company's outstanding capital stock. The Company's repurchase program provides for the purchase of both common and Class B shares in either the open market or in privately negotiated transactions. As of March 31, 2001, the Company had repurchased 1,000,000 shares of Class B common stock and 527,300 shares of common stock for a combined purchase price of approximately $61.9 million.

     The Company generally expects to generate sufficient cash from operations to cover ordinary capital expenditures, working capital requirements and dividend payments.

MERGER AGREEMENT INDEMNIFICATION

     As of May 25, 1998, Pulitzer Publishing Company ("Old Pulitzer"), the Company and Hearst-Argyle Television, Inc. ("Hearst-Argyle") entered into an Amended and Restated Agreement and Plan of Merger

(the "Merger Agreement") pursuant to which Hearst-Argyle agreed to acquire Old Pulitzer's television and radio broadcasting operations (collectively, the "Broadcasting Business") in exchange for the issuance to Old Pulitzer's stockholders of 37,096,774 shares of Hearst-Argyle's Series A common stock. On March 18, 1999, the Broadcasting Business was acquired by Hearst-Argyle through the merger (the "Merger") of Old Pulitzer into Hearst-Argyle. Prior to the Merger, Old Pulitzer's newspaper publishing and related new media businesses were contributed to the Company in a tax-free "spin-off" to Old Pulitzer stockholders (the "Spin-off").

     Pursuant to the Merger Agreement, the Company is obligated to indemnify Hearst-Argyle against losses related to: (i) on an after tax basis, certain tax liabilities, including (A) any transfer tax liability attributable to the Spin-off, (B) with certain exceptions, any tax liability of Old Pulitzer or any subsidiary of Old Pulitzer attributable to any tax period (or portion thereof) ending on or before the closing date of the Merger, including tax liabilities resulting from the Spin-off, and (C) any tax liability of the Company or any subsidiary of the Company; (ii) liabilities and obligations under any employee benefit plans not assumed by Hearst-Argyle, and (iii) certain other matters as set forth in the Merger Agreement.

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

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

--------------------------------------------------------------------------------

     The primary raw material used in the Company's operations is newsprint, typically representing 15 to 20 percent of operating expenses. For 2000, the Company's newsprint cost and metric tons consumed, including its 50 percent share related to the operations of TNI Partners, were approximately $63.5 million and 113,200 metric tons, respectively. Based on the Company's current level of newspaper operations, expected annual newsprint consumption for 2001 is estimated to be in the range of 121,000 to 123,000 metric tons. Historically, newsprint has been subject to significant price fluctuations from year to year, unrelated in many cases to general economic conditions. In the last five years, the Company's average annual cost per ton of newsprint has varied from a low of $510 per metric ton in 1999 to a high of $646 per metric ton in 1996. For the first quarter of 2001, the Company's average cost of newsprint was approximately $605 per metric ton. The Company's newsprint suppliers increased newsprint prices by $50 per metric ton on March 1, 2001, and subsequently lowered prices by $25 per metric ton effective May 1, 2001. These higher prices will impact the Company's newsprint expense in the second quarter of 2001. The Company attempts to obtain the best price available by combining newsprint purchases for its different newspaper locations but does not enter into derivative contracts in an attempt to reduce the impact of year to year price fluctuations on its consolidated newsprint expense.

     The Loan bears interest at a fixed annual rate of 8.05 percent. Consequently, if held to maturity, the Loan will not expose the Company to market risks associated with general fluctuations in interest rates.

                           PART II. OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K
--------------------------------------------------------------------------------

          (a)       Exhibits. No exhibits are filed as part of this report.

          (b) Reports on Form 8-K. The Company did not file any Reports on Form 8-K during the quarter for which this report is filed.

All other items of this report are not applicable for the current quarter.

                                   SIGNATURES

          Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                      PULITZER INC.
                                                      (Registrant)

Date:  May 15, 2001                              /s/  Ronald H. Ridgway
                                         ---------------------------------------
                                                    (Ronald H. Ridgway)
                                         Director; Senior Vice-President-Finance
                                             (on behalf of the Registrant and
                                              as principal financial officer)