Form 10-Q
period 2001-07-01
PULITZER INC
filed 2001-08-10
CIK 1068848

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                ------------------------------------------------


                                    FORM 10-Q
              (Mark One)
              [X]QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                 SECURITIES EXCHANGE ACT OF 1934
              For the quarterly period ended JULY 1, 2001

                                                        OR
              [ ]TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                 SECURITIES EXCHANGE ACT OF 1934
              For the transition period from                 to
                                             ----------------  -----------------

                         COMMISSION FILE NUMBER 1-14541

                ------------------------------------------------

                                  PULITZER INC.
             (Exact name of registrant as specified in its charter)

               --------------------------------------------------

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

               --------------------------------------------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

                YES [X]                             NO [ ]

               --------------------------------------------------

    Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

              CLASS                               OUTSTANDING 8/6/01
     ---------------------                 -------------------------------
          COMMON STOCK                                 9,071,740
      CLASS B COMMON STOCK                            12,131,951

================================================================================

                          PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS


PULITZER INC. AND SUBSIDIARIES
STATEMENTS OF CONSOLIDATED INCOME
(UNAUDITED -- IN THOUSANDS, EXCEPT EARNINGS PER SHARE)

                                                             Second Quarter Ended          Six Months Ended
                                                                   June 30,                    June 30,
                                                           -------------------------    ------------------------
                                                              2001          2000          2001          2000
                                                           -----------   -----------    ----------    ----------
OPERATING REVENUES:
    Advertising
        Retail                                                $30,859       $25,772       $58,647       $48,776
        National                                                7,743         5,748        13,810        10,883
        Classified                                             34,818        33,570        69,827        65,479
                                                           -----------   -----------    ----------    ----------
            Total                                              73,420        65,090       142,284       125,138
        Preprints                                              11,789         9,792        22,625        18,149
                                                           -----------   -----------    ----------    ----------
            Total advertising                                  85,209        74,882       164,909       143,287
    Circulation                                                20,285        19,855        40,850        40,075
    Other                                                       2,423         2,767         5,482         5,053
                                                           -----------   -----------    ----------    ----------
                Total operating revenues                      107,917        97,504       211,241       188,415
                                                           -----------   -----------    ----------    ----------

OPERATING EXPENSES:
    Payroll and other personnel expenses                       44,390        38,896        88,913        76,446
    Newsprint expense                                          15,510        12,627        30,578        24,134
    St. Louis Agency adjustment                                               2,518                       9,363
    Loss on sale of properties                                    (24)                      3,900
    Depreciation                                                3,816         3,139         7,670         6,479
    Amortization                                                6,531         4,391        13,205         7,560
    Other expenses                                             28,574        23,958        55,422        47,636
                                                           -----------   -----------    ----------    ----------
                Total operating expenses                       98,797        85,529       199,688       171,618
                                                           -----------   -----------    ----------    ----------

  Equity in earnings of Tucson newspaper partnership            4,613         5,361         9,178        10,560
                                                           -----------   -----------    ----------    ----------

  Operating income                                             13,733        17,336        20,731        27,357

  Interest income                                               2,142         5,687         4,633        11,481
  Interest expense                                             (6,179)       (3,795)      (12,356)       (3,795)
  Net gain (loss) on marketable securities and investments     (2,052)          879        (1,499)        2,961
  Equity in losses of joint venture investment                   (290)         (460)         (581)         (995)
  Net other expense                                              (436)         (388)         (871)         (763)
                                                           -----------   -----------    ----------    ----------

INCOME BEFORE PROVISION FOR INCOME TAXES                        6,918        19,259        10,057        36,246

PROVISION FOR INCOME TAXES                                      2,765         8,110         3,497        15,224

MINORITY INTEREST IN NET EARNINGS OF
  SUBSIDIARY                                                      171           162           423           162
                                                           -----------   -----------    ----------    ----------

NET INCOME                                                     $3,982       $10,987        $6,137       $20,860
                                                           ===========   ===========    ==========    ==========

BASIC EARNINGS PER SHARE OF STOCK:

  Earnings per share                                            $0.19         $0.50         $0.29         $0.94
                                                           ===========   ===========    ==========    ==========

  Weighted average number of shares outstanding                21,186        22,128        21,177        22,125
                                                           ===========   ===========    ==========    ==========

DILUTED EARNINGS PER SHARE OF STOCK:

  Earnings per share                                            $0.19         $0.50         $0.29         $0.94
                                                           ===========   ===========    ==========    ==========

  Weighted average number of shares outstanding                21,373        22,129        21,376        22,150
                                                           ===========   ===========    ==========    ==========

See notes to consolidated financial statements.

PULITZER INC. AND SUBSIDIARIES
STATEMENTS OF CONSOLIDATED COMPREHENSIVE INCOME
(UNAUDITED -- IN THOUSANDS)

                                                             Second Quarter Ended          Six Months Ended
                                                                   June 30,                    June 30,
                                                           -------------------------    ------------------------
                                                              2001          2000          2001          2000
                                                           -----------   -----------    ----------    ----------
NET INCOME                                                     $3,982       $10,987        $6,137       $20,860

OTHER COMPREHENSIVE INCOME (LOSS),
  NET OF TAX:

  Unrealized holding gains (losses) on marketable
      securities arising during the period                                      373           627          (742)

   Reclassification adjustment                                                   50          (398)          499
                                                           -----------   -----------    ----------    ----------

   Other comprehensive income (loss)                                            423           229          (243)
                                                           -----------   -----------    ----------    ----------


COMPREHENSIVE INCOME                                           $3,982       $11,410        $6,366       $20,617
                                                           ===========   ===========    ==========    ==========







See notes to consolidated financial statements.

PULITZER INC. AND SUBSIDIARIES
STATEMENTS OF CONSOLIDATED FINANCIAL POSITION
(UNAUDITED -- IN THOUSANDS)

                                                                          June 30,         December 31,
                                                                            2001               2000
                                                                        --------------     --------------
ASSETS

CURRENT ASSETS:
  Cash and cash equivalents                                                  $181,731            $67,447
  Marketable securities                                                                          126,866
  Trade accounts receivable (less allowance for doubtful
    accounts of $3,387 and $2,587)                                             55,873             53,912
  Inventory                                                                     4,092              5,468
  Income taxes receivable                                                         373              1,612
  Prepaid expenses and other                                                   23,150             12,888
                                                                        --------------     --------------

              Total current assets                                            265,219            268,193
                                                                        --------------     --------------

PROPERTIES:
  Land                                                                          7,805              7,959
  Buildings                                                                    53,290             53,922
  Machinery and equipment                                                     139,943            139,340
  Construction in progress                                                      5,770              2,984
                                                                        --------------     --------------
              Total                                                           206,808            204,205
  Less accumulated depreciation                                                99,830             93,398
                                                                        --------------     --------------

              Properties - net                                                106,978            110,807
                                                                        --------------     --------------

INTANGIBLE AND OTHER ASSETS:
  Intangible assets - net of amortization                                     831,106            838,012
  Restricted cash                                                              17,310              9,810
  Other                                                                        60,309             56,051
                                                                        --------------     --------------

              Total intangible and other assets                               908,725            903,873
                                                                        --------------     --------------

                   TOTAL                                                   $1,280,922         $1,282,873
                                                                        ==============     ==============


                                                                                              (Continued)

PULITZER INC. AND SUBSIDIARIES
STATEMENTS OF CONSOLIDATED FINANCIAL POSITION
(UNAUDITED -- IN THOUSANDS, EXCEPT SHARE DATA)

                                                                          June 30,         December 31,
                                                                            2001               2000
                                                                        --------------     --------------
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Trade accounts payable                                                      $10,636            $14,463
  Salaries, wages and commissions                                              13,148             14,886
  Interest payable                                                              4,399              4,424
  Pension obligations                                                           1,201                611
  Acquisition payable                                                           9,707              9,707
  Dividends payable                                                             3,609
  Other                                                                         6,168              5,483
                                                                        --------------     --------------
              Total current liabilities                                        48,868             49,574
                                                                        --------------     --------------

LONG-TERM DEBT                                                                306,000            306,000
                                                                        --------------     --------------

PENSION OBLIGATIONS                                                            29,152             28,470
                                                                        --------------     --------------

POSTRETIREMENT AND POSTEMPLOYMENT
  BENEFIT OBLIGATIONS                                                          86,855             87,318
                                                                        --------------     --------------

OTHER LONG-TERM LIABILITIES                                                    12,427             11,810
                                                                        --------------     --------------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
  Preferred stock, $.01 par value; 100,000,000 shares authorized;
    issued and outstanding - none
  Common stock, $.01 par value; 100,000,000 shares authorized;
    issued - 9,499,852 in 2001 and 9,414,704 in 2000                               95                 94
  Class B common stock, convertible, $.01 par value; 100,000,000 shares authorized; issued - 13,229,191 in 2001 and
    13,265,521 in 2000                                                            132                133
  Additional paid-in capital                                                  429,609            427,214
  Retained earnings                                                           429,914            434,580
  Accumulated other comprehensive loss                                           (139)              (368)
                                                                        --------------     --------------
              Total                                                           859,611            861,653
  Treasury stock - at cost; 528,895 and 527,971 shares of common stock in 2001 and 2000, respectively, and 1,000,000 shares of
      Class B common stock in 2001 and 2000                                   (61,991)           (61,952)
                                                                        --------------     --------------
             Total stockholders' equity                                       797,620            799,701
                                                                        --------------     --------------

                   TOTAL                                                   $1,280,922         $1,282,873
                                                                        ==============     ==============


                                                                                              (Concluded)

See notes to consolidated financial statements.

PULITZER INC. AND SUBSIDIARIES
STATEMENTS OF CONSOLIDATED CASH FLOWS
(UNAUDITED -- IN THOUSANDS)

                                                                                  Six Months Ended
                                                                                      June 30,
                                                                           --------------------------------
                                                                               2001              2000
                                                                           --------------    --------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                                                      $6,137           $20,860
  Adjustments to reconcile net income to net cash provided by operating activities:
    Depreciation                                                                   7,670             6,479
    Amortization                                                                  13,205             7,560
    Deferred income taxes                                                         (1,294)
    Loss (net of gains) on sale of assets                                          3,298               820
    Equity in losses of joint venture investment                                     581               995
    Changes in assets and liabilities (net of the effects of the purchase and sale of properties) which provided (used) cash:
        Trade accounts receivable                                                 (2,782)              768
        Inventory                                                                  1,241             2,979
        Other assets                                                              (8,082)            3,969
        Trade accounts payable and other liabilities                              (3,058)             (436)
        Income taxes receivable/payable                                            1,244            17,871
                                                                           --------------    --------------
NET CASH FROM OPERATING ACTIVITIES                                                18,160            61,865
                                                                           --------------    --------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures                                                            (5,788)           (4,904)
  Purchase of properties, net of cash acquired                                   (11,116)         (491,798)
  Sale of properties                                                              17,800
  Purchase of newspaper circulation routes                                       (13,623)           (2,707)
  Purchases of marketable securities                                             (19,824)          (78,052)
  Sales of marketable securities                                                 145,968           210,224
  Investment in joint ventures and limited partnerships                           (4,419)           (4,461)
  Increase in restricted cash                                                     (7,500)
  Decrease (increase) in notes receivable                                           (170)              148
                                                                           --------------    --------------
NET CASH FROM INVESTING ACTIVITIES                                               101,328          (371,550)
                                                                           --------------    --------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Dividends paid                                                                  (7,194)           (7,078)
  Proceeds from issuance of long-term debt                                                         306,000
  Proceeds from exercise of stock options                                          1,611
  Proceeds from employee stock purchase plan                                         418               399
  Purchase of treasury stock                                                         (39)              (16)
                                                                           --------------    --------------
NET CASH FROM FINANCING ACTIVITIES                                                (5,204)          299,305
                                                                           --------------    --------------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                             114,284           (10,380)
                                                                           --------------    --------------

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR                                    67,447           106,177
                                                                           --------------    --------------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                                      $181,731           $95,797
                                                                           ==============    ==============

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Cash paid (received) during the period for:
    Interest paid                                                                $12,381          $-
    Interest received                                                             (6,319)          (13,505)
    Income taxes                                                                   3,712            14,867
    Income tax refunds                                                               (70)          (17,613)

SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING
  AND FINANCING ACTIVITIES:
  Increase in Dividends Payable and decrease in Retained Earnings                 $3,609            $3,540

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

Interim Adjustments - In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the Company's financial position as of June 30, 2001 and the results of operations for the three-month and six-month periods ended June 30, 2001 and 2000 and cash flows for the six-month periods ended June 30, 2001 and 2000. These financial statements should be read in conjunction with the consolidated financial statements and related notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2000. Results of operations for interim periods are not necessarily indicative of the results to be expected for the full year.

Fiscal Year and Fiscal Quarters - The Company's fiscal year ends on the last Sunday of the calendar year. The Company's second fiscal quarters for 2001 and 2000 ended on Sunday, July 1 and Sunday, June 25, respectively. For ease of presentation, the Company has used December 31 as its year end and June 30 as its second quarter end for purposes of these financial statements.

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

                                                      Second Quarter Ended          Six Months Ended
                                                            June 30,                    June 30,
                                                    -------------------------   -------------------------
                                                       2001          2000          2001          2000
                                                    -----------   -----------   -----------    ----------
                                                         (In thousands)              (In thousands)
Weighted average shares outstanding (Basic EPS)         21,186        22,128        21,177        22,125

Common stock equivalents                                   187             1           199            25
                                                    -----------   -----------   -----------    ----------

Weighted average shares outstanding and
    common stock equivalents (Diluted EPS)              21,373        22,129        21,376        22,150
                                                    ===========   ===========   ===========    ==========

Stock option equivalents included in the diluted earnings per share calculation were determined using the treasury stock method. Under the treasury stock method, outstanding stock options are dilutive when the average market price of the Company's common stock exceeds the option exercise price during a period. In addition, proceeds from the assumed exercise of dilutive options along with the related tax benefit are assumed to be used to repurchase common shares at the average market price of such stock during the period.

New Accounting Pronouncements - In July 2001, the Financial Accounting Standards Board issued SFAS No. 141, "Business Combinations" and SFAS No. 142, "Goodwill and Other Intangible Assets". SFAS No. 141 requires that all business combinations be accounted for under the purchase method. The statement further requires separate recognition of intangible assets that meet certain criteria. The statement applies to all business combinations initiated after June 30, 2001.

SFAS No. 142, which is effective for fiscal periods beginning after December 15, 2001, requires that an intangible asset that is acquired shall be initially recognized and measured based on its fair value. The statement also provides that goodwill and other indefinite lived intangible assets should not be amortized, but shall be tested for impairment annually, or more frequently if circumstances indicate potential impairment, through a comparison of fair value to its carrying amount. Existing goodwill and other indefinite lived intangible assets will continue to be amortized through the remainder of fiscal 2001 at which time amortization will cease and the Company will perform a transitional impairment test. Amortization expense related to goodwill and other indefinite lived intangible assets for the three-month and six-month periods ended June 30, 2001 were approximately $5.1 million and $10.2 million, respectively. The Company is evaluating the impact of this pronouncement as it relates to the transitional and annual assessments for impairment of recorded goodwill and other indefinite lived intangibles on the Company's financial statements.

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

Summarized financial information for TNI is as follows:

                                     June 30,       December 31,
                                       2001             2000
                                   --------------   --------------
                                           (In thousands)
       Current assets                    $15,557          $16,677

       Current liabilities                $8,508           $7,879

       Partners' equity                   $7,049           $8,798

                                   Second Quarter Ended June 30,         Six Months Ended June 30,
                                   -------------------------------    --------------------------------
                                       2001             2000              2001              2000
                                   --------------   --------------    --------------    --------------
                                           (In thousands)                     (In thousands)
       Operating revenues                $26,878          $29,830           $55,218           $59,562

       Operating income                   $9,226          $10,722           $18,356           $21,120

        The Company's share of            $4,613           $5,361            $9,178           $10,560
        operating income

3. ACQUISITION AND DISPOSITION OF PROPERTIES

In the first quarter of 2001, the Company recorded a pre-tax loss of approximately $3.9 million related to the sale of its daily newspaper located in Troy, Ohio and the sale of its St. Louis Internet Access Provider (ISP) business (the "Sale Transactions"). This loss is included in 2001 operating expenses as a separate line, "Loss on sale of properties." On an after-tax basis, the Sale Transactions reduced net income for the first six months of 2001 by approximately $1.9 million, or $0.09 per diluted share.

On February 1, 2001, the Company, through its Pulitzer Newspapers, Inc. ("PNI") Group, acquired in an asset purchase The Lompoc Record, a daily newspaper located in Lompoc, California. In addition, during the second half of 2000 and the first half of 2001, the PNI Group acquired several weekly newspapers (in separate transactions) that complement its daily newspapers in several markets. These acquisitions are collectively referred to as the "PNI Acquisitions."

On August 10, 2000, the Company acquired the assets of the Suburban Newspapers of Greater St. Louis, LLC and the stock of The Ladue News, Inc. (collectively the "Suburban Journals") for $165 million, excluding acquisition costs and a separate payment for working capital of approximately $7 million (the "Journals Acquisition"). The Suburban Journals are a group of weekly papers and various niche publications that serve the greater St. Louis, Missouri metropolitan area. The Company has made a preliminary purchase price allocation as of June 30, 2001, pending an evaluation surrounding certain litigation existing prior to the acquisition date. The Company funded this acquisition with internal cash generated from the sale of a portion of its marketable security investments.

On May 1, 2000, the Company and The Herald Company, Inc. ("Herald") completed the transfer of their respective interests in the assets and operations of the St. Louis Post-Dispatch (the "Post-Dispatch") and certain related businesses to a new joint venture (the "Venture"), known as St. Louis Post-Dispatch LLC ("PD LLC"). Under the terms of the operating agreement governing PD LLC (the "Operating Agreement"), the Company holds a 95 percent interest in the results of operations of PD LLC and Herald holds a 5 percent interest. Previously, under the terms of the St. Louis Agency Agreement, the Company and Herald generally shared the Post-Dispatch's operating profits and losses, as well as its capital expenditures, on a 50-50 basis. Also, under the terms of the Operating Agreement, Herald received on May 1, 2000 a cash distribution of $306 million from PD LLC. This distribution was financed by a $306 million borrowing by PD LLC (the "Loan").

On January 11, 2000, the Company acquired in an asset purchase The Pantagraph, a daily and Sunday newspaper that serves the central Illinois cities of Bloomington and Normal, and a group of seven community newspapers known as the Illinois Valley Press, from The Chronicle Publishing Company of San Francisco for an aggregate of $180 million, excluding acquisition costs and a separate payment for working capital ("The Pantagraph Acquisition"). The Company funded this acquisition with internal cash generated from the sale of a portion of its marketable security investments.

In connection with The Pantagraph Acquisition, the Venture and the Journals Acquisition (collectively the "Newspaper Transactions"), the Company recorded goodwill and mastheads of approximately $611 million.

The following supplemental unaudited pro forma information shows the results of operations of the Company and its subsidiaries for the three-month and six-month periods ended June 30, 2000 assuming the Newspaper Transactions and the Loan had been consummated at the beginning of 2000. The unaudited pro forma financial information is not necessarily indicative either of results of operations that would have occurred had the Newspaper Transactions and Loan occurred at the beginning of 2000, or of future results of operations. The pro forma impact of the Sale Transactions and PNI Acquisitions on the Company's results of operations is not material for the three-month and six-month periods ended
June 30, 2001 and 2000.


                                                           Second Quarter      Six Months
                                                                Ended            Ended
In thousands, except per share amounts:                    June 30, 2000      June 30, 2000
                                                          ----------------   ---------------
Operating revenues - net                                       $125,878        $244,493
                                                               ========        ========

     Operating income                                          $ 20,405        $ 36,100
                                                               ========        ========

     Net income                                                $  9,880        $ 17,768
                                                               ========        ========

     Basic earnings per share of stock:
         Net income                                            $   0.45        $   0.80
                                                               ========        ========

         Weighted average number of shares outstanding           22,128          22,125
                                                               ========        ========

     Diluted earnings per share of stock:
         Net income                                            $   0.45        $   0.80
                                                               ========        ========

         Weighted average number of shares outstanding           22,129          22,150
                                                               ========        ========

4. COMMITMENTS AND CONTINGENCIES

At June 30, 2001, the Company and its subsidiaries had commitments for normal capital equipment replacements of approximately $6.6 million.

The Company is an investor in one limited partnership requiring future capital contributions. As of June 30, 2001, the Company's unfunded capital contribution commitment related to this investment was approximately $11.1 million.

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

As of May 25, 1998, Pulitzer Publishing Company ("Old Pulitzer"), the Company and Hearst-Argyle Television, Inc. ("Hearst-Argyle") entered into an Amended and Restated Agreement and Plan of Merger (the "Merger Agreement") pursuant to which Hearst-Argyle agreed to acquire Old Pulitzer's television and radio broadcasting operations (collectively, the "Broadcasting Business") in exchange for the issuance to Old Pulitzer's stockholders of 37,096,774 shares of Hearst-Argyle's Series A common stock. On March 18, 1999, the Broadcasting Business was acquired by Hearst-Argyle through the merger (the "Merger") of Old Pulitzer into Hearst-Argyle. Prior to the Merger, Old Pulitzer contributed its newspaper publishing and related new media businesses to the Company and distributed all the then outstanding shares of stock of The Company to Old Pulitzer stockholders in a tax-free "spin-off" (the "Spin-off").

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

In June 2001, the IRS proposed that the consolidated taxable income of Old Pulitzer and its subsidiaries for the tax year ended March 18, 1999 be increased by approximately $80.4 million. The proposed increase is based on the assertion that Old Pulitzer was required to recognize taxable gain in that amount as a result of the Spin-off and the Merger. The amount of such gain was to be measured by the difference between the fair market value, on the date of the Spin-off, of the distributed stock of the Company and Old Pulitzer's adjusted tax basis in such stock. While the Company and the IRS agree on the amount of Old Pulitzer's adjusted tax basis in the distributed stock of the Company at the time of the Spin-off, they disagree on the fair market value of the distributed Company stock at that time. The Company maintains that the fair market value of the distributed Company stock at the time of the Spin-off was lower than Old Pulitzer's adjusted tax basis in such stock, thus yielding a loss, rather than a taxable gain. The IRS, on the other hand, has asserted that the fair market value of the distributed Company stock exceeded Old Pulitzer's adjusted tax basis in such stock by an amount yielding a taxable gain of approximately
$80.4 million.

Under the Merger Agreement, the Company is obligated to indemnify Hearst-Argyle against any tax liability attributable to the Spin-off and has the right to control any proceedings relating to the determination of such tax liability. Pursuant to this authority, the Company advised the IRS in July 2001 of its disagreement with the IRS' determination and the basis for its disagreement. The Company believes that its determination of the fair market value of the distributed Company stock at the time of the Spin-off was correct and intends to vigorously contest the IRS' determination. In view of the Company's position, it has not accrued any liability in connection with this matter. There can be no assurance, however, that the Company will completely prevail in its assertion. If the IRS were completely successful in its proposed adjustment of Old Pulitzer's federal income tax liability attributable to the Spin-off, the Company's indemnification obligation to Hearst-Argyle for federal and Missouri state income taxes would be approximately $29.4 million, plus applicable interest.

On May 1, 2000, the Company and Hearld completed the transfer of their respective interests in the assets and operations of the Post-Dispatch and certain related businesses to a new joint venture, known as PD LLC. During the first ten years of the Venture (see Note 3), PD LLC is restricted from making distributions (except under specified circumstances), capital expenditures and member loan repayments unless it has set aside out of its cash flow a reserve equal to the product of $15 million and the number of years since May 1, 2000, but not in excess of $150 million. On May 1, 2010, Herald will have a one-time right to require PD LLC to redeem Herald's interest in PD LLC, together with Herald's interest, if any, in another limited liability company in which the Company is the managing member and which is engaged in the business of delivering publications and products in the greater St. Louis metropolitan area ("DS LLC"). The redemption price for Herald's interests will be determined pursuant to a formula yielding an amount which will result in the present value to May 1, 2000 of the after-tax cash flows to Herald (based on certain assumptions) from PD LLC, including the initial distribution and the special distribution described below, if any, and from DS LLC, being equal to $275 million. In the event that PD LLC has an increase in the tax basis of its assets as a result of Herald's recognizing taxable income from certain transactions effected under the agreement governing the contributions of the Company and Herald to PD LLC and the Operating Agreement, or from the transactions effected in connection with the organization of DS LLC, Herald generally will be entitled to receive a special distribution from PD LLC in an amount that corresponds, approximately, to the present value after-tax benefit to the members of PD LLC of the tax basis increase. Upon the termination of PD LLC and DS LLC, which will be on May 1, 2015 (unless Herald exercises the redemption right described above), Herald will be entitled to the liquidation value of its interests in PD LLC and DS LLC. The Company may purchase Herald's interests at that time for an amount equal to what Herald would be entitled on liquidation. That amount will be equal to the amount of its capital account, after allocating the gain or loss that would result from a cash sale of PD LLC's and DS LLC's assets for their fair market value at that time. Herald's share of such gain or loss generally will be 5 percent, but will be reduced (but not below 1 percent) to the extent that the present value to May 1, 2000 of the after-tax cash flows to Herald from PD LLC and from DS LLC, including the initial distribution, the special distribution described above, if any, and the liquidation amount (based on certain assumptions), exceeds $325 million.

5. OPERATING REVENUES

The Company's consolidated operating revenues consist of the following:

                                             Second Quarter Ended              Six Months Ended
                                                   June 30,                        June 30,
                                          ----------------------------   -----------------------------
                                             2001            2000            2001            2000
                                                (In thousands)                  (In thousands)
Combined St. Louis operations                 $78,210         $68,639        $152,900        $134,258

Pulitzer Newspapers, Inc.                      29,707          28,865          58,341          54,157
                                          ------------   -------------   -------------   -------------

    Total                                    $107,917         $97,504        $211,241        $188,415
                                          ============   =============   =============   =============



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


ACQUISITION AND DISPOSITION OF PROPERTIES

    In the first quarter of 2001, the Company recorded a pre-tax loss of approximately $3.9 million related to the sale of its daily newspaper located in Troy, Ohio and the sale of its St. Louis Internet Access Provider (ISP) business. This loss is included in 2001 operating expenses as a separate line, "Loss on sale of properties." On an after-tax basis, the sale of properties reduced net income for the first six months of 2001 by approximately $1.9 million, or $0.09 per diluted share.

     On February 1, 2001, the Company, through its Pulitzer Newspapers, Inc. ("PNI") Group, acquired in an asset purchase The Lompoc Record, a daily newspaper located in Lompoc, California. In addition, during the third and fourth quarters of 2000 and the first and second quarters of 2001, the PNI Group acquired several weekly newspapers (in separate transactions) that complement its daily newspapers in several markets. These acquisitions are collectively referred to as the "PNI Acquisitions."

    On August 10, 2000, the Company acquired the assets of the Suburban Newspapers of Greater St. Louis, LLC and the stock of The Ladue News, Inc. (collectively the "Suburban Journals"), a group of 36 weekly papers and various niche publications (the "Journals Acquisition").

    On May 1, 2000, the Company and The Herald Company, Inc. ("Herald") completed the transfer of their respective interests in the assets and operations of the St. Louis Post-Dispatch (the "Post-Dispatch") and certain related businesses to a new joint venture, known as St. Louis Post-Dispatch LLC ("PD LLC"). Under the terms of the operating agreement governing PD LLC (the "Operating Agreement"), the Company holds a 95 percent interest in the results of operations of PD LLC and Herald holds a 5 percent interest. Previously, under the terms of the St. Louis Agency Agreement, the Company and Herald generally shared the Post-Dispatch's operating profits and losses, as well as its capital expenditures, on a 50-50 basis. Also, under the terms of the Operating Agreement, Herald received on May 1, 2000 a cash distribution of $306 million from PD LLC. This distribution was financed by a $306 million borrowing by PD LLC that is guaranteed by the Company pursuant to a Guaranty Agreement dated as of May 1, 2000

("Guaranty Agreement"). In turn, pursuant to an Indemnity Agreement dated as of May 1, 2000 entered into between Herald and the Company, Herald agreed to indemnify the Company for any payments that the Company may make under the Guaranty Agreement.

    On January 11, 2000, the Company acquired The Pantagraph, a daily and Sunday newspaper that serves the central Illinois cities of Bloomington and Normal.


THREE MONTHS ENDED JUNE 30, 2001 COMPARED WITH 2000

    Operating revenues for the second quarter of 2001 increased 10.7 percent, to $107.9 million from $97.5 million in the second quarter of 2000. The gain reflected the current year contributions from the Suburban Journals and the PNI Acquisitions. On a comparable basis, excluding the results of properties acquired and sold from both years, revenues for the second quarter of 2001 decreased 2.3 percent. The current year decline reflected weak advertising demand at many of the Company's newspaper locations.

    Advertising revenues increased $10.3 million, or 13.8 percent, in the second quarter of 2001. The current year increase reflected the addition of advertising revenue from the Suburban Journals and the PNI Acquisitions. On a comparable basis, excluding the results of properties acquired and sold from both years, advertising revenues for the second quarter declined 2.5 percent, reflecting weak demand in retail and classified, particularly help wanted, advertising. For the second quarter of 2001, help wanted advertising revenue in St. Louis was down 24.1 percent from the prior year.

    Circulation revenues increased $430,000, or 2.2 percent, in the second quarter of 2001. The higher circulation revenues primarily reflected the addition of circulation revenue from the PNI Acquisitions.

    Other publishing revenues decreased $344,000, or 12.4 percent, in the 2001 second quarter, reflecting the sale of the St. Louis ISP business in the first quarter of 2001.

    Operating expenses, excluding the St. Louis Agency adjustment from the prior year, increased 19 percent to $98.8 million for the second quarter of 2001 from $83 million in the second quarter of 2000. On a comparable basis, excluding the results of properties acquired and sold from both years as well as incremental goodwill amortization in 2001 related to the Company's increased interest in the results of the Post-Dispatch, expenses for the second quarter of 2001 increased
2.6 percent. The higher expenses on a comparable basis reflected increased inducement cost of $1.5 million, resulting from early retirement inducement programs in St. Louis and Bloomington, and increased newsprint cost of $740,000, resulting from higher newsprint prices in the current-year quarter. Excluding inducement and newsprint expense from both years, all other comparable expenses were down 0.2 percent for the second quarter.

    Equity in the earnings of the Tucson newspaper partnership for the second quarter of 2001 decreased 14 percent to $4.6 million from $5.4 million in the second quarter of 2000. The decrease primarily reflected weak demand in retail and classified, particularly help wanted, advertising. For the second quarter of 2001, help wanted advertising revenue in Tucson was down 19.5 percent from the prior year. The decrease in advertising revenue was partially offset by a decline in expenses of 7.6 percent in the second quarter of 2001.

    For the second quarter of 2001, the Company reported operating income of $13.7 million compared to $17.3 million in the prior year quarter. Excluding the St. Louis Agency adjustment from the prior year, operating income for the second quarter of 2001 would have declined $6.1 million. This decrease in 2001 second-quarter operating income primarily reflected the decline in comparable advertising revenues, higher inducement and newsprint costs and incremental goodwill amortization related to the Company's increased interest in the operations of the Post-Dispatch.

    Interest income for the second quarter of 2001 decreased to $2.1 million from $5.7 million in the prior year quarter. The decrease primarily reflected the lower average balance of invested funds in the current year quarter due to a combined cash outflow of approximately $210 million for the Journals Acquisition and the repurchase of capital stock in the second half of 2000. In addition, lower average interest rates also contributed to the current year decline in interest income.

    The Company reported interest expense of $6.2 million in the second quarter of 2001 compared to $3.8 million in the prior year quarter. The current year increase reflected the additional five weeks that the $306 million PD LLC borrowing (borrowed on May 1, 2001) was outstanding in the 2001 second quarter compared to second quarter of 2000.

    The Company reported a net loss on marketable securities and investments of $2.1 million in the second quarter of 2001 compared with a net gain of $879,000 in the prior year quarter. The current quarter loss resulted from the $2 million write-off of the Company's investment in KOZ, an Internet community publishing application. The prior year gain primarily reflected the favorable performance of two limited partnership investments.

    The effective income tax rate for the second quarter of 2001 was 40 percent compared with a rate of 42.1 percent in the prior year. The lower effective tax rate in the current year quarter primarily resulted from lower state income taxes.

    For the second quarter of 2001, the Company reported net income of $4 million, or $0.19 per diluted share, compared to $11 million, or $0.50 per diluted share, in the prior year quarter. Excluding the $2 million KOZ write-off ($1.2 million, or $0.06 per diluted share, on an after-tax basis), net income would have been $5.2 million, or $0.24 per diluted share. The decline in 2001 second-quarter net income reflected the weak advertising demand, increased inducement costs and higher newsprint prices in the current-year quarter. In addition, results were affected by dilution related to interest costs and amortization of intangibles from the PD LLC venture and Journals Acquisition that closed in the second and third quarters, respectively, of the prior year.


SIX MONTHS ENDED JUNE 30, 2001 COMPARED WITH 2000

    Operating revenues for first six months of 2001 increased 12.1 percent, to $211.2 million from $188.4 million in the prior year six-month period. The gain reflected the current year contributions from the Suburban Journals and the PNI Acquisitions. On a comparable basis, excluding the results of properties acquired and sold from both years, revenues for the first half of 2001 decreased
1.7 percent. The current year decline reflected weak advertising demand at many of the Company's newspapers.

    Advertising revenues increased $21.6 million, or 15.1 percent, in the first six months of 2001. The current year increase reflected the addition of advertising revenue from the Suburban Journals and the PNI Acquisitions. On a comparable basis, excluding the results of properties acquired and sold from both years, advertising revenues for the first half of 2001 declined 1.8 percent, reflecting weak demand in retail and classified, particularly help wanted, advertising.

    Circulation revenues increased $775,000, or 1.9 percent, in the first six months of 2001. The higher circulation revenues primarily reflected the addition of circulation revenue from the PNI Acquisitions.

    Other publishing revenues increased $429,000, or 8.5 percent, in the first half of 2001, resulting primarily from the addition of commercial printing revenue from the PNI Acquisitions.

    Operating expenses, excluding the $3.9 million loss on sale of properties from the current year and the St. Louis Agency adjustment from the prior year, increased 20.7 percent to $195.8 million for the first six months of 2001 from $162.3 million in the prior year six-month period. On a comparable basis, excluding the results of properties acquired and sold from both years as well as incremental goodwill amortization in 2001 related to the Company's increased interest in the results of the Post-Dispatch, expenses for the first six months of 2001 increased 2 percent. The higher expenses on a comparable basis reflected increased newsprint cost of $2 million, resulting from higher newsprint prices in the 2001 six-month period, and increased inducement cost of $1.6 million, resulting from early retirement inducement programs in St. Louis and Bloomington. Excluding newsprint and inducement expense from both years, all other comparable expenses were down 0.3 percent for the first six months of 2001.

    Equity in the earnings of the Tucson newspaper partnership for the first half of 2001 decreased 13.1 percent to $9.2 million from $10.6 million in the prior year six-month period. The decrease primarily reflected weak demand in retail and classified, particularly help wanted, advertising. The decrease in advertising revenue was partially offset by a decline in expenses of 4.1 percent in the first half of 2001.

    For the first six months of 2001, the Company reported operating income of $20.7 million compared to $27.4 million in the prior year six-month period. Excluding the $3.9 million loss on sale of properties from the current year and the St. Louis Agency adjustment from the prior year, operating income for the first half of 2001 would have declined $12.1 million. This decrease in operating income for the first six months of 2001 primarily reflected the decline in comparable advertising revenues, higher inducement and newsprint costs and incremental goodwill amortization related to the Company's increased interest in the operations of the Post-Dispatch.

    Interest income for the first half of 2001 decreased to $4.6 million from $11.5 million in the prior year quarter. The decrease primarily reflected the lower average balance of invested funds in the current year period due to a combined cash outflow of approximately $210 million for the Journals Acquisition and the repurchase of capital stock in the second half of 2000. In addition, lower average interest rates also contributed to the current year decline in interest income.

    The Company reported interest expense of $12.4 million in the first six months of 2001 compared to $3.8 million in the prior year six-month period. Interest expense for the first half of 2001 reflected a full six-month period for which the $306 million PD LLC borrowing was outstanding compared with two months (eight weeks) in the sixth-month period of 2000.

    The Company reported a net loss on marketable securities and investments of $1.5 million in the first half of 2001 compared with a net gain of $3 million in prior year six-month period. The current year loss resulted from the write-off of the Company's investment in KOZ which was partially offset by first quarter gains from the sale of marketable security investments. The prior year gain primarily reflected the favorable performance of two limited partnership investments which was partially offset by losses from the sale of marketable security investments.

    The effective income tax rate for the first six months of 2001 was 34.8 percent compared with a rate of 42 percent in the prior year six-month period. The lower effective tax rate in the current year primarily resulted from the tax benefit recorded in connection with the sale of the Company's newspaper property in Troy, Ohio. Excluding this benefit, the Company's effective tax rate for the first six months of 2001 would have been approximately 40 percent.

    For the first six months of 2001, the Company reported net income of $6.1 million, or $0.29 per diluted share, compared to $20.9 million, or $0.94 per diluted share, in the prior year six-month period. Excluding the non-recurring loss on sale of properties of approximately $1.9 million (after-tax), or $0.09 per diluted share, and the KOZ write-off of $1.2 million (after-tax), or $0.06 per diluted share, net income for the first six months of 2001 would have been $9.2 million, or $0.43 per diluted share. The decline in net income for the first half of 2001 reflected the weak advertising demand, increased inducement costs and higher newsprint prices in the current-year. In addition, results were affected by dilution related to interest costs and amortization of intangibles from the PD LLC venture and Journals Acquisition that closed in the second and third quarters, respectively, of the prior year.

    Fluctuations in the price of newsprint significantly impact the results of the Company's newspaper operations, where newsprint expense typically accounts for approximately 15 to 20 percent of total operating costs. For the first six months of 2001, the Company's average cost for newsprint was approximately $619 per metric ton, compared to approximately $527 per metric ton in the first half of the prior year. The Company's current cost of newsprint is approximately $575 per metric ton following price reductions by the Company's newsprint suppliers on July 1, 2001 and August 1, 2001. In the third and fourth quarters of 2000, the Company's average cost per metric ton of newsprint was approximately $550 and $626, respectively.

LIQUIDITY AND CAPITAL RESOURCES

    As of June 30, 2001, the Company had a cash balance of approximately $182 million compared with a balance of cash and marketable securities of approximately $194 million as of December 31, 2000.

    At both June 30, 2001 and December 31, 2000, the Company had $306 million of outstanding debt pursuant to a loan agreement between PD LLC and a group of institutional lenders led by Prudential Capital Group (the "Loan"). The aggregate principal amount of the Loan is payable on April 28, 2009 and bears interest at an annual rate of 8.05 percent.

    The agreements with respect to the Loan (the "Loan Agreements") contain certain covenants and conditions including the maintenance of cash flow and various other financial ratios, minimum net worth requirements and limitations on the incurrence of other debt. In addition, the Loan Agreements and the

Operating Agreement require that PD LLC maintain a minimum reserve balance consisting of cash and investments in U.S. government securities, totaling approximately $17.3 million as of June 30, 2001. The Loan Agreements and the Operating Agreement provide for a $3.75 million quarterly increase in the minimum reserve balance through May 1, 2010.

    As of June 30, 2001, commitments for normal capital equipment replacements were approximately $6.6 million. Capital expenditures for building and equipment to be made by the Company in fiscal 2001 are estimated to be approximately $20 million, which includes an estimated $6 million for a Post-Dispatch plant expansion project. The total cost of the Post-Dispatch plant expansion project which is expected to be completed in late 2002 is estimated to be in the range of $15 to $20 million. In addition, as of June 30, 2001, the Company had a capital contribution commitment of approximately $11.1 million related to a limited partnership investment.

    In order to build a stronger, more direct relationship with its readers, the Post-Dispatch has purchased a number of circulation routes from independent carriers and dealers over the past year and a half and it may continue to purchase additional routes from time to time in the future. During the second quarter of 2001, the cost of circulation route purchases by the Post-Dispatch was approximately $5.2 million.

    The Company's Board of Directors previously authorized the repurchase of up to $100 million of the Company's outstanding capital stock. The Company's repurchase program provides for the purchase of both common and Class B shares in either the open market or in privately negotiated transactions. As of June 30, 2001, the Company had repurchased 1,000,000 shares of Class B common stock and 527,300 shares of common stock for a combined purchase price of approximately $61.9 million.

    The Company generally expects to generate sufficient cash from operations to cover ordinary capital expenditures, working capital requirements and dividend payments.

MERGER AGREEMENT INDEMNIFICATION

    As of May 25, 1998, Pulitzer Publishing Company ("Old Pulitzer"), the Company and Hearst-Argyle Television, Inc. ("Hearst-Argyle") entered into an Amended and Restated Agreement and Plan of Merger (the "Merger Agreement") pursuant to which Hearst-Argyle agreed to acquire Old Pulitzer's television and radio broadcasting operations (collectively, the "Broadcasting Business") in exchange for the issuance to Old Pulitzer's stockholders of 37,096,774 shares of Hearst-Argyle's Series A common stock. On March 18, 1999, the Broadcasting Business was acquired by Hearst-Argyle through the merger (the "Merger") of Old Pulitzer into Hearst-Argyle. Prior to the Merger, Old Pulitzer contributed its newspaper publishing and related new media businesses to the Company and distributed all the then outstanding shares of stock of the Company to Old Pulitzer stockholders in a tax-free "spin-off" (the "Spin-off").

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

    In June 2001, the IRS proposed that the consolidated taxable income of Old Pulitzer and its subsidiaries for the tax year ended March 18, 1999 be increased by approximately $80.4 million. The proposed increase is based on the assertion that Old Pulitzer was required to recognize taxable gain in that amount as a result of the Spin-off and the Merger. The amount of such gain was to be measured by the difference between the fair market value, on the date of the Spin-off, of the distributed stock of the Company and Old Pulitzer's adjusted tax basis in such stock. While the Company and the IRS agree on the amount of Old Pulitzer's adjusted tax basis in the distributed stock of the Company at the time of the Spin-off, they disagree on the fair market value of the distributed Company stock at that time. The Company maintains that the fair market value of the distributed Company stock at the time of the Spin-off was lower than Old Pulitzer's adjusted tax basis in such stock, thus yielding a loss, rather than a taxable gain. The IRS, on the other hand, has asserted that the fair market value of the distributed Company stock exceeded Old Pulitzer's adjusted tax basis in such stock by an amount yielding a taxable gain of approximately $80.4 million.

    Under the Merger Agreement, the Company is obligated to indemnify Hearst-Argyle against any tax liability attributable to the Spin-off and has the right to control any proceedings relating to the determination of such tax liability. Pursuant to this authority, the Company advised the IRS in July 2001 of its disagreement with the IRS' determination and the basis for its disagreement. The Company believes that its determination of the fair market value of the distributed Company stock at the time of the Spin-off was correct and intends to vigorously contest the IRS' determination. In view of the Company's position, it has not accrued any liability in connection with this matter. There can be no assurance, however, that the Company will completely prevail in its assertion. If the IRS were completely successful in its proposed adjustment of Old Pulitzer's federal income tax liability attributable to the Spin-off, the Company's indemnification obligation to Hearst-Argyle for federal and Missouri state income taxes would be approximately $29.4 million, plus applicable interest.

PD LLC OPERATING AGREEMENT

    On May 1, 2000, the Company and Herald completed the transfer of their respective interests in the assets and operations of the Post-Dispatch and certain related businesses to a new joint venture, known as PD LLC. During the first ten years of its term, PD LLC is restricted from making distributions (except under specified circumstances), capital expenditures and member loan repayments unless it has set aside out of its cash flow a reserve equal to the product of $15 million and the number of years since May 1, 2000, but not in excess of $150 million. On May 1, 2010, Herald will have a one-time right to require PD LLC to redeem Herald's interest in PD LLC, together with Herald's interest, if any, in another limited liability company in which the Company is the managing member and which is engaged in the business of delivering publications and products in the greater St. Louis metropolitan area ("DS LLC"). The redemption price for Herald's interests will be determined pursuant to a formula yielding an amount which will result in the present value to May 1, 2000 of the after-tax cash flows to Herald (based on certain assumptions) from PD LLC, including the initial distribution and the special distribution described below, if any, and from DS LLC, being equal to $275 million. In the event that PD LLC has an increase in the tax basis of its assets as a result of Herald's recognizing taxable income from certain transactions effected under the agreement governing the contributions of the Company and Herald to PD LLC and the Operating Agreement or from the transactions effected in connection with the organization of DS LLC, Herald generally will be entitled to receive a special distribution from PD LLC in an amount that corresponds, approximately, to the present value after-tax benefit to the members of PD LLC of the tax basis increase. Upon the termination of PD LLC and DS LLC, which will be on May 1, 2015 (unless Herald exercises the redemption right described above), Herald will be entitled to the liquidation value of its interests in PD LLC and DS LLC. The Company may purchase Herald's interests at that time for an amount equal to what Herald would be entitled on liquidation. That amount will be equal to the amount of its capital accounts, after allocating the gain or loss that would result from a cash sale of PD LLC's and DS LLC's assets for their fair market value at that time. Herald's share of such gain or loss generally will be 5 percent, but will be reduced (but not below 1 percent) to the extent that the present value to May 1, 2000 of the after-tax cash flows to Herald from PD LLC and from DS LLC, including the initial distribution, the special distribution described above, if any, and the liquidation amount (based on certain assumptions), exceeds $325 million.

NEW ACCOUNTING PRONOUNCEMENTS

    In July 2001, the Financial Accounting Standards Board issued SFAS No. 141, "Business Combinations" and SFAS No. 142, "Goodwill and Other Intangible Assets". SFAS No. 141 requires that all business combinations be accounted for under the purchase method. The statement further requires separate recognition of intangible assets that meet certain criteria. The statement applies to all business combinations initiated after June 30, 2001.

    SFAS No. 142, which is effective for fiscal periods beginning after December 15, 2001, requires that an intangible asset that is acquired shall be initially recognized and measured based on its fair value. The statement also provides that goodwill and other indefinite lived intangible assets should not be amortized, but shall be tested for impairment annually, or more frequently if circumstances indicate potential impairment, through a comparison of fair value to its carrying amount. Existing goodwill and other indefinite lived intangible assets will continue to be amortized through the remainder of fiscal 2001 at which time amortization will cease and the Company will perform a transitional impairment test. Amortization expense related to goodwill and other indefinite lived intangible assets for the three-month and six-month periods ended June 30, 2001 was approximately $5.1 million and $10.2 million, respectively. The Company is evaluating the impact of this pronouncement as it relates to the transitional and annual assessments for impairment of recorded goodwill and other indefinite lived intangibles on the Company's financial statements.



ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK


    The primary raw material used in the Company's operations is newsprint, typically representing 15 to 20 percent of operating expenses. For 2000, the Company's newsprint cost and metric tons consumed, including its 50 percent share related to the operations of TNI Partners, were approximately $63.5 million and 113,200 metric tons, respectively. Based on the Company's current level of newspaper operations, expected annual newsprint consumption for 2001 is estimated to be in the range of 121,000 to 123,000 metric tons. Historically, newsprint has been subject to significant price fluctuations from year to year, unrelated in many cases to general economic conditions. In the last five years, the Company's average annual cost per ton of newsprint has varied from a low of $510 per metric ton in 1999 to a high of $646 per metric ton in 1996. For the first half of 2001, the Company's average cost of newsprint was approximately $619 per metric ton. The Company's current cost of newsprint is approximately $575 per metric ton following price reductions by the Company's newsprint suppliers effective July 1, 2001 and August 1, 2001. In the third and fourth quarters of 2000, the Company's average cost per metric ton of newsprint was approximately $550 and $626, respectively. The Company attempts to obtain the best price available by combining newsprint purchases for its different newspaper locations but does not enter into derivative contracts in an attempt to reduce the impact of year to year price fluctuations on its consolidated newsprint expense.

    The Loan bears interest at a fixed annual rate of 8.05 percent. Consequently, if held to maturity, the Loan will not expose the Company to market risks associated with general fluctuations in interest rates.

                           PART II. OTHER INFORMATION


ITEM 1.    LEGAL PROCEEDINGS
--------------------------------------------------------------------------------

    In June 2001, the IRS proposed that the consolidated taxable income of Old Pulitzer and its subsidiaries for the tax year ended March 18, 1999 be increased by approximately $80.4 million. The proposed increase is based on the assertion that Old Pulitzer was required to recognize taxable gain in that amount as a result of the Spin-off and the Merger. The amount of such gain was to be measured by the difference between the fair market value, on the date of the Spin-off, of the distributed stock of the Company and Old Pulitzer's adjusted tax basis in such stock. While the Company and the IRS agree on the amount of Old Pulitzer's adjusted tax basis in the distributed stock of the Company at the time of the Spin-off, they disagree on the fair market value of the distributed Company stock at that time. The Company maintains that the fair market value of the distributed Company stock at the time of the Spin-off was lower than Old Pulitzer's adjusted tax basis in such stock, thus yielding a loss, rather than a taxable gain. The IRS, on the other hand, has asserted that the fair market value of the distributed Company stock exceeded Old Pulitzer's adjusted tax basis in such stock by an amount yielding a taxable gain of approximately $80.4 million.

    Under the Merger Agreement, the Company is obligated to indemnify Hearst-Argyle against any tax liability attributable to the Spin-off and has the right to control any proceedings relating to the determination of such tax liability. Pursuant to this authority, the Company advised the IRS in July 2001 of its disagreement with the IRS' determination and the basis for its disagreement. The Company believes that its determination of the fair market value of the distributed Company stock at the time of the Spin-off was correct and intends to vigorously contest the IRS' determination. In view of the Company's position, it has not accrued any liability in connection with this matter. There can be no assurance, however, that the Company will completely prevail in its assertion. If the IRS were completely successful in its proposed adjustment of Old Pulitzer's federal income tax liability attributable to the Spin-off, the Company's indemnification obligation to Hearst-Argyle for federal and Missouri state income taxes would be approximately $29.4 million, plus applicable interest.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS

         (a)      The Annual Meeting of Stockholders was held on April 24, 2001.

         (b) The following directors continued their term of office after the Annual Meeting of Stockholders:

                  Emily Rauh Pulitzer
                  James M. Snowden, Jr.
                  Robert C. Woodworth
                  William Bush
                  Michael E. Pulitzer
                  Ronald H. Ridgway

         (c) The following nominees for election as director received the votes indicated:

                                                     For                 Withheld         Abstain
                                                     ---                 --------         -------
                  Ken J. Elkins                  129,556,271              101,171            0
                  Alice B. Hayes                 129,556,377              101,065            0
                  David E. Moore                 129,485,556              171,886            0
                  Susan T. Congalton             129,556,693              100,749            0

                  The selection of Deloitte & Touche LLP as the Company's independent auditors was approved by the vote indicated:

                  For:                           129,629,381
                  Against:                            25,099
                  Broker non-votes:                        0
                  Abstain:                             2,962

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K


         (a)      The following exhibits are filed as part of this report:

                  3.2      Amended and Restated By-laws of Pulitzer Inc.

                  10.42 Amendment No. 1, dated as of June 1, 2001, to Operating Agreement of St. Louis Post-Dispatch LLC, dated as of May 1, 2000

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


                                                      PULITZER INC.
                                                      (Registrant)

Date: August 10, 2001                           /s/  Ronald H. Ridgway
                                         ---------------------------------------
                                                  (Ronald H. Ridgway)
                                         Director; Senior Vice-President-Finance
                                            (on behalf of the Registrant and
                                            as principal financial officer)

                                  EXHIBIT INDEX


             3.2                  Amended and Restated By-laws of Pulitzer Inc.

             10.42 Amendment No. 1, dated as of June 1, 2001, to Operating Agreement of St. Louis Post-Dispatch LLC, dated as of May 1, 2000