Form 10-Q
period 2001-09-30
PULITZER INC
filed 2001-11-14
CIK 1068848

===============================================================================

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

              For the quarterly period ended SEPTEMBER 30, 2001

                                       OR

              / / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                  SECURITIES EXCHANGE ACT OF 1934

              For the transition period from ________________to________________

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


       CLASS                          OUTSTANDING 11/8/01
----------------------               ---------------------

   COMMON STOCK                              9,150,380
CLASS B COMMON STOCK                        12,059,077

===============================================================================

                          PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS
________________________________________________________________________________


PULITZER INC. AND SUBSIDIARIES
STATEMENTS OF CONSOLIDATED INCOME
(UNAUDITED -- IN THOUSANDS, EXCEPT EARNINGS PER SHARE)


                                                             Third Quarter Ended           Nine Months Ended
                                                           -------------------------    ------------------------
                                                            Sept. 30,     Sept. 24,      Sept. 30,     Sept. 24,
                                                              2001          2000           2001          2000
                                                           -----------   -----------    ----------    ----------
OPERATING REVENUES:
    Advertising

        Retail                                                $28,329       $27,005       $86,976       $75,781
        National                                                5,494         5,383        19,304        16,266
        Classified                                             32,996        35,730       102,823       101,209
                                                           ----------    ----------     ---------     ---------
            Total                                              66,819        68,118       209,103       193,256
        Preprints                                              10,576        10,156        33,201        28,305
                                                           ----------    ----------     ---------     ---------
            Total advertising                                  77,395        78,274       242,304       221,561
    Circulation                                                20,449        20,120        61,299        60,195
    Other                                                       2,727         2,844         8,209         7,897
                                                           ----------    ----------     ---------     ---------
                Total operating revenues                      100,571       101,238       311,812       289,653
                                                           ----------    ----------     ---------     ---------
OPERATING EXPENSES:
    Payroll and other personnel expenses                       44,647        40,482       133,560       116,928
    Newsprint expense                                          13,986        13,960        44,564        38,094
    St. Louis Agency adjustment                                                                           9,363
    Depreciation                                                3,213         3,662        10,883        10,141
    Amortization                                                6,699         5,918        19,904        13,478
    Other expenses                                             28,744        26,328        84,166        73,964
                                                           ----------    ----------     ---------     ---------
                Total operating expenses                       97,289        90,350       293,077       261,968
                                                           ----------    ----------     ---------     ---------
  Equity in earnings of Tucson newspaper partnership            3,934         5,220        13,112        15,780
  Net gain (loss) on sale of properties                         1,228                      (2,672)
                                                           ----------    ----------     ---------     ---------
  Operating income                                              8,444        16,108        29,175        43,465

  Interest income                                               1,752         4,451         6,385        15,932
  Interest expense                                             (6,176)       (6,168)      (18,532)       (9,963)
  Net loss on marketable securities and investments              (500)       (4,773)       (1,999)       (1,812)
  Equity in losses of joint venture investment                   (290)         (273)         (871)       (1,268)
  Net other expense                                              (438)         (363)       (1,309)       (1,126)
                                                           ----------    ----------     ---------     ---------
INCOME BEFORE PROVISION FOR INCOME TAXES                        2,792         8,982        12,849        45,228

PROVISION FOR INCOME TAXES                                      1,167         3,544         4,664        18,768
MINORITY INTEREST IN NET EARNINGS OF
  SUBSIDIARY                                                       77           426           500           588
                                                           ----------    ----------     ---------     ---------
NET INCOME                                                     $1,548        $5,012        $7,685       $25,872
                                                           ==========    ==========     =========     =========
BASIC EARNINGS PER SHARE OF STOCK:
  Earnings per share                                            $0.07         $0.23         $0.36         $1.18
                                                           ==========    ==========     =========     =========
  Weighted average number of shares outstanding                21,204        21,634        21,186        21,962
                                                           ==========    ==========     =========     =========
DILUTED EARNINGS PER SHARE OF STOCK:
  Earnings per share                                            $0.07         $0.23         $0.36         $1.18
                                                           ==========    ==========     =========     =========
  Weighted average number of shares outstanding                21,348        21,669        21,367        21,987
                                                           ==========    ==========     =========     =========

See notes to consolidated financial statements.

PULITZER INC. AND SUBSIDIARIES
STATEMENTS OF CONSOLIDATED COMPREHENSIVE INCOME
(UNAUDITED -- IN THOUSANDS)


                                                             Third Quarter Ended           Nine Months Ended
                                                           -------------------------    ------------------------
                                                            Sept. 30,     Sept. 24,      Sept. 30,     Sept. 24,
                                                              2001          2000           2001          2000
                                                           -----------   -----------    ----------    ----------

NET INCOME                                                     $1,548        $5,012        $7,685       $25,872

OTHER COMPREHENSIVE INCOME (LOSS),
  NET OF TAX:

  Unrealized holding gains on marketable
    securities arising during the period                                      1,248           627           506

  Reclassification adjustment                                                 1,879         (398)         2,378
                                                           ----------     ---------      --------      --------
  Other comprehensive income                                                  3,127           229         2,884
                                                           ----------     ---------      --------      --------
COMPREHENSIVE INCOME                                           $1,548        $8,139        $7,914       $28,756
                                                           ==========     =========      ========      ========



See notes to consolidated financial statements.

PULITZER INC. AND SUBSIDIARIES
STATEMENTS OF CONSOLIDATED FINANCIAL POSITION
(UNAUDITED -- IN THOUSANDS)


                                                                          September 30,       December 31,
                                                                             2001                 2000
                                                                        ----------------      --------------
ASSETS

CURRENT ASSETS:
  Cash and cash equivalents                                                    $181,660             $67,447
  Marketable securities                                                                             126,866
  Trade accounts receivable (less allowance for doubtful
    accounts of $3,147 and $2,587)                                               52,261              53,912
  Inventory                                                                       2,606               5,468
  Income taxes receivable                                                                             1,612
  Prepaid expenses and other                                                     26,226              12,888
                                                                           ------------        ------------
              Total current assets                                              262,753             268,193
                                                                           ------------        ------------
PROPERTIES:
  Land                                                                            7,536               7,959
  Buildings                                                                      53,158              53,922
  Machinery and equipment                                                       141,402             139,340
  Construction in progress                                                        6,864               2,984
                                                                           ------------        ------------
              Total                                                             208,960             204,205
  Less accumulated depreciation                                                 102,612              93,398
                                                                           ------------        ------------
              Properties - net                                                  106,348             110,807
                                                                           ------------        ------------
INTANGIBLE AND OTHER ASSETS:
  Intangible assets - net of amortization                                       837,252             838,012
  Restricted cash                                                                21,060               9,810
  Other                                                                          60,000              56,051
                                                                           ------------        ------------
              Total intangible and other assets                                 918,312             903,873
                                                                           ------------        ------------
                   TOTAL                                                     $1,287,413          $1,282,873
                                                                           ============        ============



                                                                     (Continued)

PULITZER INC. AND SUBSIDIARIES
STATEMENTS OF CONSOLIDATED FINANCIAL POSITION
(UNAUDITED -- IN THOUSANDS, EXCEPT SHARE DATA)


                                                                        September 30,       December 31,
                                                                             2001               2000
                                                                        ---------------     --------------
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Trade accounts payable                                                       $12,371            $14,463
  Salaries, wages and commissions                                               14,008             14,886
  Income taxes payable                                                             850
  Interest payable                                                               4,399              4,424
  Pension obligations                                                            4,031                611
  Acquisition payable                                                            9,707              9,707
  Dividends payable                                                              3,604
  Other                                                                          5,826              5,483
                                                                           -----------        -----------
              Total current liabilities                                         54,796             49,574
                                                                           -----------        -----------
LONG-TERM DEBT                                                                 306,000            306,000
                                                                           -----------        -----------
PENSION OBLIGATIONS                                                             26,848             28,470
                                                                           -----------        -----------
POSTRETIREMENT AND POSTEMPLOYMENT
  BENEFIT OBLIGATIONS                                                           88,775             87,318
                                                                           -----------        -----------
OTHER LONG-TERM LIABILITIES                                                     14,866             11,810
                                                                           -----------        -----------
COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
  Preferred stock, $.01 par value; 100,000,000 shares authorized;
    issued and outstanding - none
  Common stock, $.01 par value; 100,000,000 shares authorized;
    issued - 9,619,236 in 2001 and 9,414,704 in 2000                                96                 94
  Class B common stock, convertible, $.01 par value; 100,000,000 shares authorized; issued - 13,119,077 in 2001 and
    13,265,521 in 2000                                                             131                133
  Additional paid-in capital                                                   430,168            427,214
  Retained earnings                                                            427,863            434,580
  Accumulated other comprehensive loss                                            (139)              (368)
                                                                           -----------        -----------
              Total                                                            858,119            861,653
  Treasury stock - at cost; 528,895 and 527,971 shares of common stock in 2001 and 2000, respectively, and 1,000,000 shares of
      Class B common stock in 2001 and 2000                                    (61,991)           (61,952)
                                                                           -----------        -----------
             Total stockholders' equity                                        796,128            799,701
                                                                           -----------        -----------
                   TOTAL                                                    $1,287,413         $1,282,873
                                                                           ===========        ===========


                                                                     (Concluded)
See notes to consolidated financial statements.

PULITZER INC. AND SUBSIDIARIES
STATEMENTS OF CONSOLIDATED CASH FLOWS
(UNAUDITED -- IN THOUSANDS)


                                                                                  Nine Months Ended
                                                                           --------------------------------
                                                                            Sept. 30,         Sept. 24,
                                                                               2001              2000
                                                                           --------------    --------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                                                      $7,685           $25,872
  Adjustments to reconcile net income to net cash provided by operating activities:
    Depreciation                                                                  10,883            10,141
    Amortization                                                                  19,904            13,478
    Loss on sale of assets, net                                                    2,070             3,893
    Equity in losses of joint venture investment                                     871             1,268
    Changes in assets and liabilities (net of the effects of the purchase and sale of properties) which provided (used) cash:
        Trade accounts receivable                                                    741            (1,823)
        Inventory                                                                  2,727             1,643
        Other assets                                                             (12,124)           11,815
        Trade accounts payable and other liabilities                               4,392             2,282
        Income taxes receivable/payable                                            2,467            16,470
                                                                               ---------         ---------
NET CASH FROM OPERATING ACTIVITIES                                                39,616            85,039
                                                                               ---------         ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures                                                            (9,070)           (6,446)
  Purchase of properties, net of cash acquired                                   (16,005)         (669,979)
  Sale of properties                                                              19,516
  Purchase of newspaper circulation routes                                       (21,717)           (9,894)
  Purchases of marketable securities                                             (19,824)          (84,421)
  Sales of marketable securities                                                 145,968           393,759
  Investment in joint ventures and limited partnerships                           (4,419)           (8,571)
  Increase in restricted cash                                                    (11,250)           (6,060)
  Decrease (increase) in notes receivable                                           (170)              160
                                                                               ---------         ---------
NET CASH FROM INVESTING ACTIVITIES                                                83,029          (391,452)
                                                                               ---------         ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Dividends paid                                                                 (10,798)          (10,618)
  Proceeds from issuance of long-term debt                                                         306,000
  Proceeds from exercise of stock options                                          1,768
  Proceeds from employee stock purchase plan                                         637               595
  Purchase of treasury stock                                                         (39)          (40,141)
                                                                               ---------         ---------
NET CASH FROM FINANCING ACTIVITIES                                                (8,432)          255,836
                                                                               ---------         ---------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                             114,213           (50,577)
                                                                               ---------         ---------
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR                                    67,447           106,177
                                                                               ---------         ---------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                      $181,660           $55,600
                                                                               =========         =========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Cash paid (received) during the period for:
    Interest paid                                                                $18,557            $5,922
    Interest received                                                             (8,046)          (19,518)
    Income taxes                                                                   3,758            20,129
    Income tax refunds                                                               (79)          (17,830)

SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING
  AND FINANCING ACTIVITIES:
  Increase in Dividends Payable and decrease in Retained Earnings                 $3,604            $3,379



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

Interim Adjustments - In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the Company's financial position as of September 30, 2001 and the results of operations for the three-month and nine-month periods ended September 30, 2001 and September 24, 2000 and cash flows for the nine-month periods ended September 30, 2001 and September 24, 2000. These financial statements should be read in conjunction with the audited consolidated financial statements and related notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2000. Results of operations for interim periods are not necessarily indicative of the results to be expected for the full year.

Earnings Per Share of Stock - Basic earnings per share of stock is computed using the weighted average number of common and Class B common shares outstanding during the applicable period. Diluted earnings per share of stock is computed using the weighted average number of common and Class B common shares outstanding and common stock equivalents (primarily outstanding stock options). Weighted average shares used in the calculation of basic and diluted earnings per share are summarized as follows:



                                                      Third Quarter Ended          Nine Months Ended
                                                    -------------------------   -------------------------
                                                     Sept. 30,     Sept. 24,     Sept. 30,     Sept. 24,
                                                       2001          2000          2001          2000
                                                    -----------   -----------   -----------    ----------
                                                         (In thousands)              (In thousands)

Weighted average shares outstanding (Basic EPS)         21,204        21,634        21,186        21,962
Common stock equivalents                                   144            35           181            25
                                                       -------       -------       -------       -------
Weighted average shares outstanding and
    common stock equivalents (Diluted EPS)              21,348        21,669        21,367        21,987
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

New Accounting Pronouncements - In July 2001, the Financial Accounting Standards Board issued SFAS No. 141, Business Combinations and SFAS No. 142, Goodwill and Other Intangible Assets. SFAS No. 141 requires that all business combinations be accounted for under the purchase method. The statement further requires separate recognition of intangible assets that meet certain criteria. The statement applies to all business combinations initiated after June 30, 2001.

SFAS No. 142, which is effective for fiscal periods beginning after December 15, 2001, requires that an intangible asset that is acquired shall be initially recognized and measured based on its fair value. The statement also provides that goodwill and other indefinite lived intangible assets should not be amortized, but shall be tested for impairment annually, or more frequently if circumstances indicate potential impairment, through a comparison of fair value to its carrying amount. Existing goodwill and other indefinite lived intangible assets will continue to be amortized through the remainder of fiscal 2001 at which time amortization will cease and the Company will perform a transitional impairment test. Amortization expense related to goodwill and other indefinite lived intangible assets for the three-month and nine-month periods ended September 30, 2001 was $5.0 million and $15.2 million, respectively. The Company is evaluating the impact of this pronouncement as it relates to the transitional and annual assessments for impairment of recorded goodwill and other indefinite lived intangibles on the Company's financial statements.

In August 2001, the Financial Accounting Standards Board issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, which establishes a single accounting model, based on the framework established in SFAS No. 121, for long-lived assets to be disposed of by sale and resolves significant implementation issues related to SFAS No. 121. The statement is effective for financial statements issued for fiscal years beginning after December 15, 2001 and is not expected to have a material impact on the Company.

Reclassifications - Certain reclassifications have been made to the 2000 consolidated financial statements to conform with the 2001 presentation.

2.   TUCSON NEWSPAPER PARTNERSHIP

In Tucson, Arizona, a separate partnership, TNI Partners ("TNI"), acting as agent for the Arizona Daily Star (the "Star", a newspaper owned by the Company) and the Tucson Citizen (the "Citizen", a newspaper owned by Gannett Co., Inc.), is responsible for printing, delivery, advertising, and circulation of the Star and the Citizen. TNI collects all of the receipts and income relating to the Star and the Citizen and pays all operating expenses incident to the partnership's operations and publication of the newspapers. Each newspaper is solely responsible for its own news and editorial content. Net pre-tax income or loss of TNI is allocated equally to the Star and the Citizen. The Company's 50 percent share of TNI's operating results is presented as a single component of operating income in the accompanying statements of consolidated income.

Summarized financial information for TNI is as follows:

                                    September 30,     December 31,
                                        2001              2000
                                    -------------     ------------
                                            (In thousands)
Current assets                         $16,950           $16,677
Current liabilities                    $ 8,526           $ 7,879
Partners' equity                       $ 8,424           $ 8,798

                                    Third Quarter Ended       Nine Months Ended
                                   ---------------------    ---------------------
                                   Sept. 30,   Sept. 24,    Sept. 30,   Sept. 24,
                                      2001        2000         2001        2000
                                   ---------   ---------    ---------   ----------
                                      (In thousands)           (In thousands)
Operating revenues                  $25,022     $28,690      $80,240     $88,252
Operating income                    $ 7,868     $10,440      $26,224     $31,560
The Company's share of
  operating income                  $ 3,934     $ 5,220      $13,112     $15,780


3.   ACQUISITION AND DISPOSITION OF PROPERTIES

In the first nine months of 2001, the Company recorded a pre-tax loss of $2.7 million related to the sale of its daily newspaper located in Troy, Ohio, the sale of its St. Louis Internet Access Provider (ISP) business and the sale of its newspaper property in Petaluma, California (the "Sale Transactions"). These amounts are included in 2001 operating income as a separate line, "Net gain
(loss) on sale of properties."

On February 1, 2001, the Company, through its Pulitzer Newspapers, Inc. ("PNI") Group, acquired in an asset purchase The Lompoc Record, a daily newspaper located in Lompoc, California. In addition, during the second half of 2000 and the first nine months of 2001, the PNI Group acquired several weekly newspapers (in separate transactions) that complement its daily newspapers in several markets. These acquisitions are collectively referred to as the "PNI Acquisitions."

On August 10, 2000, the Company acquired the assets of the Suburban Newspapers of Greater St. Louis, LLC and the stock of The Ladue News, Inc. (collectively the "Suburban Journals") for approximately $170 million, excluding acquisition costs and a separate payment for working capital of approximately $7 million (the "Journals Acquisition"). The Suburban Journals are a group of weekly papers and various niche publications that serve the greater St. Louis, Missouri metropolitan area. The Company funded this acquisition with internal cash generated from the sale of a portion of its marketable security investments.

On May 1, 2000, the Company and The Herald Company, Inc. ("Herald") completed the transfer of their respective interests in the assets and operations of the St. Louis Post-Dispatch (the "Post-Dispatch") and certain related businesses to a new joint venture (the "Venture"), known as St. Louis Post-Dispatch LLC ("PD LLC"). Under the terms of the operating agreement governing PD LLC (the "Operating Agreement"), the Company holds a 95 percent interest in the results of operations of PD LLC and Herald holds a 5 percent interest. Previously, under the terms of the St. Louis Agency Agreement, the Company and Herald generally shared the Post-Dispatch's operating profits and losses, as well as its capital expenditures, on a 50-50 basis. Also, under the terms of the Operating Agreement, Herald received on May 1, 2000 a cash distribution of $306 million from PD LLC. This distribution was financed by a $306 million borrowing by PD LLC (the "Loan") that is guaranteed by the Company pursuant to a Guaranty Agreement dated as of May 1, 2000 ("Guaranty Agreement"). In turn, pursuant to an Indemnity Agreement dated as of May 1, 2000 entered into between Herald and the Company, Herald agreed to indemnify the Company for any payments that the Company may make under the Guaranty Agreement.

On January 11, 2000, the Company acquired in an asset purchase The Pantagraph, a daily and Sunday newspaper that serves the central Illinois cities of Bloomington and Normal, and a group of seven community newspapers known as the Illinois Valley Press, from The Chronicle Publishing Company of San Francisco for an aggregate of $180 million, excluding acquisition costs ("The Pantagraph Acquisition"). The Company funded this acquisition with internal cash generated from the sale of a portion of its marketable security investments.

In connection with The Pantagraph Acquisition, the Venture and the Journals Acquisition (collectively the "Newspaper Transactions"), the Company recorded goodwill and mastheads of approximately $616 million.

The following supplemental unaudited pro forma information shows the results of operations of the Company and its subsidiaries for the three-month and nine-month periods ended September 24, 2000 assuming the Newspaper Transactions and the Loan had been consummated at the beginning of 2000. The unaudited pro forma financial information is not necessarily indicative either of results of operations that would have occurred had the Newspaper Transactions and Loan occurred at the beginning of 2000, or of future results of operations. The pro forma impact of the Sale Transactions and PNI Acquisitions on the Company's results of operations is not material for the three-month and nine-month periods ended September 30, 2001 and September 24, 2000.


                                                                    Third Quarter           Nine Months
                                                                         Ended                 Ended
                                                                    September 24,           September 24,
                                                                        2000                    2000
                                                                  ----------------        ---------------
In thousands, except earnings per share:

Operating revenues - net                                                $107,418               $322,130
                                                                        ========               ========
Operating income                                                         $16,678                $52,778
                                                                        ========               ========
Net income                                                                $4,612                $22,380
                                                                        ========               ========
Basic earnings per share of stock:
  Net income                                                               $0.21                  $1.02
                                                                        ========               ========
  Weighted average number of shares outstanding                           21,634                 21,962
                                                                        ========               ========
Diluted earnings per share of stock:
  Net income                                                               $0.21                  $1.02
                                                                        ========               ========
  Weighted average number of shares outstanding                           21,669                 21,987
                                                                        ========               ========

4.   COMMITMENTS AND CONTINGENCIES

At September 30, 2001, the Company and its subsidiaries had capital commitments for building and equipment replacements of approximately $24.1 million.

The Company is an investor in one limited partnership requiring future capital contributions. As of September 30, 2001, the Company's unfunded capital contribution commitment related to this investment was approximately $11.1 million.

The Company and its subsidiaries are involved, from time to time, in various claims and lawsuits incidental to the ordinary course of their businesses, including such matters as libel and defamation actions and complaints alleging discrimination. While the results of litigation cannot be predicted, management believes the ultimate outcome of any existing litigation will not have a material adverse effect on the consolidated financial statements of the Company and its subsidiaries.

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

In October 2001, the IRS formally proposed that the consolidated taxable income of Old Pulitzer and its subsidiaries for the tax year ended March 18, 1999 be increased by approximately $80.4 million. The proposed increase is based on the assertion that Old Pulitzer was required to recognize taxable gain in that amount as a result of the Spin-off and the Merger. The amount of such gain was to be measured by the difference between the fair market value, on the date of the Spin-off, of the distributed stock of the Company and Old Pulitzer's adjusted tax basis in such stock. While the Company and the IRS agree on the amount of Old Pulitzer's adjusted tax basis in the distributed stock of the Company at the time of the Spin-off, they disagree on the fair market value of the distributed Company stock at that time. The Company maintains that the fair market value of the distributed Company stock at the time of the Spin-off was lower than Old Pulitzer's adjusted tax basis in such stock, thus yielding a loss, rather than a taxable gain. The IRS, on the other hand, has asserted that the fair market value of the distributed Company stock exceeded Old Pulitzer's adjusted tax basis in such stock by an amount yielding a taxable gain of approximately $80.4 million.

Under the Merger Agreement, the Company is obligated to indemnify Hearst-Argyle against any tax liability attributable to the Spin-off and has the right to control any proceedings relating to the determination of such tax liability. Pursuant to this authority, the Company has advised the IRS of the Company's disagreement with the IRS' determination and intends to file a formal written protest with the Appeals Office of the IRS in which the Company will set forth the basis for its disagreement. The Company believes that its determination of the fair market value of the distributed Company stock at the time of the Spin-off was correct and intends to vigorously contest the IRS' determination. In view of the Company's position, it has not accrued any liability in connection with this matter. There can be no assurance, however, that the Company will completely prevail in its assertion. If the IRS were completely successful in its proposed adjustment of Old Pulitzer's federal income tax liability attributable to the Spin-off, the Company's indemnification obligation to Hearst-Argyle for federal and Missouri state income taxes would be approximately $29.4 million, plus applicable interest, and would be recorded as an adjustment to additional paid-in capital.

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

5.   OPERATING REVENUES

The Company's consolidated operating revenues consist of the following:


                                              Third Quarter Ended             Nine Months Ended
                                          ----------------------------   -----------------------------
                                           Sept. 30,       Sept. 24,      Sept. 30,       Sept. 24,
                                             2001            2000            2001            2000
                                          -----------     ------------   ------------     ------------
                                                (In thousands)                  (In thousands)

Combined St. Louis operations                 $72,263         $72,861        $225,163        $207,119

Pulitzer Newspapers, Inc.                      28,308          28,377          86,649          82,534
                                           ----------      ----------      ----------      ----------
    Total                                    $100,571        $101,238        $311,812        $289,653
                                           ==========      ==========      ==========      ==========



                                   * * * * * *

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
           CONDITION AND RESULTS OF OPERATIONS
________________________________________________________________________________

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

ACQUISITION AND DISPOSITION OF PROPERTIES


     In the first nine months of 2001, the Company recorded a pre-tax loss of $2.7 million related to the sale of its daily newspaper located in Troy, Ohio, the sale of its St. Louis Internet Access Provider (ISP) business and the sale of its newspaper property in Petaluma, California (the "Sale Transactions"). These amounts are included in 2001 operating expenses as a separate line, "Net gain (loss) on sale of properties."

    On February 1, 2001, the Company, through its Pulitzer Newspapers, Inc. ("PNI") Group, acquired in an asset purchase The Lompoc Record, a daily newspaper located in Lompoc, California. In addition, during the second half of 2000 and the first nine months of 2001, the PNI Group acquired several weekly newspapers (in separate transactions) that complement its daily newspapers in several markets. These acquisitions are collectively referred to as the "PNI Acquisitions."

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

THREE MONTHS ENDED SEPTEMBER 30, 2001 COMPARED WITH 2000

    Operating revenues for the third quarter of 2001 decreased 0.7 percent, to $100.6 million from $101.2 million in the third quarter of 2000. On a comparable basis, excluding the results of properties acquired and sold from both years, revenues for the third quarter of 2001 decreased 6.3 percent. The current period decline reflected weak advertising demand at many of the Company's newspaper locations.

    Advertising revenues decreased $0.9 million, or 1.1 percent, in the third quarter of 2001. On a comparable basis, excluding the results of properties acquired and sold from both years, advertising revenues for the third quarter declined 8.1 percent, reflecting weak demand in retail and classified, particularly help wanted, advertising. For the third quarter of 2001, help wanted advertising revenue in St. Louis was down 30.8 percent from the prior year period.

    Circulation revenues increased $0.3 million, or 1.6 percent, in the third quarter of 2001. The higher circulation revenues resulted primarily from revenue increases at the Post-Dispatch.

    Operating expenses increased 7.7 percent to $97.3 million for the third quarter of 2001 from $90.4 million in the third quarter of 2000. On a comparable basis, excluding the results of properties acquired and sold from both years as well as incremental goodwill amortization in 2001 related to the Company's increased interest in the results of the Post-Dispatch, expenses for the third quarter of 2001 increased 1.9 percent. The higher expenses on a comparable basis reflected increased postretirement medical benefit costs of $1.7 million. Excluding this postretirement increase, all other comparable expenses were down
0.1 percent for the third quarter.

    Equity in the earnings of the Tucson newspaper partnership for the third quarter of 2001 decreased 24.6 percent to $3.9 million from $5.2 million in the third quarter of 2000. The decrease primarily reflected weak demand in retail and classified, particularly help wanted, advertising. For the third quarter of 2001, help wanted advertising revenue in Tucson was down 30.6 percent from the prior year. The decrease in advertising revenue was partially offset by a decline in expenses of 4.9 percent in the third quarter of 2001.

    For the third quarter of 2001, the Company reported operating income of $8.4 million compared to $16.1 million in the prior year quarter. This decrease in 2001 third-quarter operating income primarily reflected the decline in comparable advertising revenues and the higher postretirement costs which were partially offset by the gain from the sale of the Petaluma newspaper property.

     Interest income for the third quarter of 2001 decreased to $1.8 million from $4.5 million in the prior year quarter. This decline resulted from the combination of a decrease of approximately $124 million in the average balance of invested funds in the current year quarter and lower average interest rates. The lower average balance of invested funds reflected a combined cash outflow of approximately $210 million for the Journals Acquisition and the repurchase of capital stock in August of 2000.

    The Company reported interest expense of $6.2 million in the third quarter of both 2001 and 2000, related to PD LLC's $306 million of long-term debt.

    The Company reported a loss on marketable securities and investments of $0.5 million in the third quarter of 2001 compared with a loss of $4.8 million in the prior year quarter. The current quarter loss resulted from an adjustment to the carrying value of an investment. The prior year loss was due to a loss on marketable securities of $3.1 million and the write off of an investment in iOwn of $1.7 million.

    The effective income tax rate for the third quarter of 2001 was 41.8 percent compared with a rate of 39.5 percent in the prior year. The higher effective tax rate in the current year quarter resulted primarily from the sale of the Petaluma newspaper property.

    For the third quarter of 2001, the Company reported net income of $1.5 million, or $0.07 per diluted share, compared to $5.0 million, or $0.23 per diluted share, in the prior year quarter. The decline in 2001 third-quarter net income primarily reflected the weak advertising demand and lower interest rates in the current-year quarter. In addition, results were also affected by the impact of interest costs and amortization of intangibles from the Journals Acquisition that closed in August of 2000.

NINE MONTHS ENDED SEPTEMBER 30, 2001 COMPARED WITH 2000

    Operating revenues for first nine months of 2001 increased 7.7 percent, to $311.8 million from $289.7 million in the prior year nine-month period. The increase reflected the current year contributions from the Suburban Journals and the PNI Acquisitions. On a comparable basis, excluding the results of properties acquired and sold from both years, revenues for the first nine months of 2001 decreased 3.3 percent. The current year decline reflected weak advertising demand at many of the Company's newspapers.

    Advertising revenues increased $20.7 million, or 9.4 percent, in the first nine months of 2001. The current year increase reflected the addition of advertising revenue from the Suburban Journals and the PNI Acquisitions. On a comparable basis, excluding the results of properties acquired and sold from both years, advertising revenues for the first nine months of 2001 declined 4.0 percent, reflecting weak demand in retail and classified, particularly help wanted, advertising.

    Circulation revenues increased $1.1 million, or 1.8 percent, in the first nine months of 2001. The higher circulation revenues primarily reflected the addition of circulation revenue from the PNI Acquisitions and increased revenue at the Post-Dispatch.

    Other publishing revenues increased $0.3 million, or 4.0 percent, in the first nine months of 2001, resulting primarily from the addition of commercial printing revenue from the PNI Acquisitions which was partially offset by a decline in revenue from the St. Louis ISP operation that was sold in the first quarter of 2001.

    Operating expenses, excluding the St. Louis Agency adjustment from the prior year, increased 16.0 percent to $293.1 million for the first nine months of 2001 from $252.6 million in the prior year nine-month period. On a comparable basis, excluding the results of properties acquired and sold from both years, inducement costs resulting from early retirement inducement programs in St. Louis and Bloomington, and incremental goodwill amortization in 2001 related to the Company's increased interest in the results of the Post-Dispatch, expenses for the first nine months of 2001 increased 1.5 percent. The higher expenses on a comparable basis reflected increased newsprint cost of $1.2 million, resulting from higher newsprint prices in the 2001 nine-month period, and higher postretirement benefit costs.

    Equity in the earnings of the Tucson newspaper partnership for the first nine months of 2001 decreased 16.9 percent to $13.1 million from $15.8 million in the prior year nine-month period. The decrease primarily reflected weak demand in retail and classified, particularly help wanted, advertising. The decrease in advertising revenue was partially offset by a decline in expenses of
4.1 percent in the first nine months of 2001.

    For the first nine months of 2001, the Company reported operating income of $29.2 million compared to $43.5 million in the prior year nine-month period. The decrease in operating income for the first nine months of 2001 primarily reflected the decline in comparable advertising revenues, higher postretirement, inducement and newsprint costs, incremental goodwill amortization related to the Company's increased interest in the operations of the Post-Dispatch, and the loss on sale of properties, which were partially offset by the elimination of the St. Louis Agency adjustment in 2001.

    Interest income for the first nine months of 2001 decreased to $6.4 million from $15.9 million in the prior year quarter. The decrease primarily reflected the lower average balance of invested funds in the current year period due to the $210 million cash outflow for the Journals Acquisition and the repurchase of capital stock in August of 2000. In addition, lower average interest rates also contributed to the current year decline in interest income.

    The Company reported interest expense of $18.5 million in the first nine months of 2001 compared to $10.0 million in the prior year nine-month period. Interest expense for the first nine months of 2001 reflected a full nine-month period for which the $306 million PD LLC borrowing was outstanding compared with five months (twenty one weeks) in the nine-month period of 2000.

    The Company reported a loss on marketable securities and investments of $2.0 million in the first nine months of 2001 compared with a loss of $1.8 million in the prior year nine-month period. The current year loss resulted from the write-off of the Company's investment in KOZ of $2 million and the $0.5 million reduction in the carrying value of an investment, which were partially offset by gains from the sale of marketable security investments. The prior year loss was primarily due to the write off of the iOwn investment of $1.7 million.

    The effective income tax rate for the first nine months of 2001 was 36.3 percent compared with a rate of 41.5 percent in the prior year nine-month period. The lower effective tax rate in the current year primarily resulted from the tax benefit recorded in connection with the sale of the Company's newspaper property in Troy, Ohio.

    For the first nine months of 2001, the Company reported net income of $7.7 million, or $0.36 per diluted share, compared to $25.9 million, or $1.18 per diluted share, in the prior year nine-month period. The decline in net income for the first nine months of 2001 primarily reflected the weak advertising demand, higher newsprint prices and lower interest rates in the current-year nine-month period. In addition, results were affected by the impact of interest costs and amortization of intangibles from the PD LLC venture and Journals Acquisition that closed in the second and third quarters, respectively, of the prior year.

LIQUIDITY AND CAPITAL RESOURCES

    As of September 30, 2001, the Company had a cash balance of approximately $182 million compared with a balance of cash and marketable securities of approximately $194 million as of December 31, 2000.

    At both September 30, 2001 and December 31, 2000, the Company had $306 million of outstanding debt pursuant to a loan agreement between PD LLC and a group of institutional lenders led by Prudential Capital Group (the "Loan"). The aggregate principal amount of the Loan is payable on April 28, 2009 and bears interest at an annual rate of 8.05 percent.

    The agreements with respect to the Loan (the "Loan Agreements") contain certain covenants and conditions including the maintenance of cash flow and various other financial ratios, minimum net worth requirements and limitations on the incurrence of other debt. In addition, the Loan Agreements and the Operating Agreement require that PD LLC maintain a minimum reserve balance consisting of cash and investments in U.S. government securities, totaling approximately $21.0 million as of September 30, 2001. The Loan Agreements and the Operating Agreement provide for a $3.75 million quarterly increase in the minimum reserve balance through May 1, 2010.

    As of September 30, 2001, capital commitments for building and equipment replacements were approximately $24.1 million. Capital expenditures for building and equipment to be made by the Company in fiscal 2001 are estimated to be in the range of $13 to $15 million, which includes an estimated $1.5 million for a Post-Dispatch plant expansion project. The total cost of the Post-Dispatch plant expansion project, which is expected to be completed in late 2002, is estimated to be in the range of $15 to $20 million. In addition, as of September 30, 2001, the Company had a capital contribution commitment of approximately $11.1 million related to a limited partnership investment.

    In order to build a stronger, more direct relationship with its readers, the Post-Dispatch has purchased a number of circulation routes from independent carriers and dealers over the past two years and it may continue to purchase additional routes from time to time in the future. During the third quarter of 2001, the cost of circulation route purchases by the Post-Dispatch was approximately $8.1 million. As of September 30, 2001, PD LLC owns circulation routes covering more than 50 percent of the Post-Dispatch's home delivery and single copy distribution.

    The Company's Board of Directors previously authorized the repurchase of up to $100 million of the Company's outstanding capital stock. The Company's repurchase program provides for the purchase of both common and Class B shares in either the open market or in privately negotiated transactions. As of September 30, 2001, the Company had repurchased under this authority 1,000,000 shares of Class B common stock and 528,895 shares of common stock for a combined purchase price of approximately $61.9 million.

    The Company generally expects to generate sufficient cash from operations to cover capital expenditures, working capital requirements and dividend payments.

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

    In October 2001, the IRS formally proposed that the consolidated taxable income of Old Pulitzer and its subsidiaries for the tax year ended March 18, 1999 be increased by approximately $80.4 million. The proposed increase is based on the assertion that Old Pulitzer was required to recognize taxable gain in that amount as a result of the Spin-off and the Merger. The amount of such gain was to be measured by the difference between the fair market value, on the date of the Spin-off, of the distributed stock of the Company and Old Pulitzer's adjusted tax basis in such stock. While the Company and the IRS agree on the amount of Old Pulitzer's adjusted tax basis in the distributed stock of the Company at the time of the Spin-off, they disagree on the fair market value of the distributed Company stock at that time. The Company maintains that the fair market value of the distributed Company stock at the time of the Spin-off was lower than Old Pulitzer's adjusted tax basis in such stock, thus yielding a loss, rather than a taxable gain. The IRS, on the other hand, has asserted that the fair market value of the distributed Company stock exceeded Old Pulitzer's adjusted tax basis in such stock by an amount yielding a taxable gain of approximately $80.4 million.

    Under the Merger Agreement, the Company is obligated to indemnify Hearst-Argyle against any tax liability attributable to the Spin-off and has the right to control any proceedings relating to the determination of such tax liability. Pursuant to this authority, the Company has advised the IRS of the Company's disagreement with the IRS' determination and intends to file a formal written protest with the Appeals Office of the IRS in which the Company will set forth the basis for its disagreement. The Company believes that its determination of the fair market value of the distributed Company stock at the time of the Spin-off was correct and intends to vigorously contest the IRS' determination. In view of the Company's position, it has not accrued any liability in connection with this matter. There can be no assurance, however, that the Company will completely prevail in its assertion. If the IRS were completely successful in its proposed adjustment of Old Pulitzer's federal income tax liability attributable to the Spin-off, the Company's indemnification obligation to Hearst-Argyle for federal and Missouri state income taxes would be approximately $29.4 million, plus applicable interest, and would be recorded as an adjustment to additional paid-in capital.

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

NEW ACCOUNTING PRONOUNCEMENTS

    In July 2001, the Financial Accounting Standards Board issued SFAS No. 141, Business Combinations and SFAS No. 142, Goodwill and Other Intangible Assets. SFAS No. 141 requires that all business combinations be accounted for under the purchase method. The statement further requires separate recognition of intangible assets that meet certain criteria. The statement applies to all business combinations initiated after June 30, 2001.

    SFAS No. 142, which is effective for fiscal periods beginning after December 15, 2001, requires that an intangible asset that is acquired shall be initially recognized and measured based on its fair value. The statement also provides that goodwill and other indefinite lived intangible assets should not be amortized, but shall be tested for impairment annually, or more frequently if circumstances indicate potential impairment, through a comparison of fair value to its carrying amount. Existing goodwill and other indefinite lived intangible assets will continue to be amortized through the remainder of fiscal 2001 at which time amortization will cease and the Company will perform a transitional impairment test. Amortization expense related to goodwill and other indefinite lived intangible assets for the three-month and nine-month periods ended September 30, 2001 was $5.0 million and $15.2 million, respectively. The Company is evaluating the impact of this pronouncement as it relates to the transitional and annual assessments for impairment of recorded goodwill and other indefinite lived intangibles on the Company's financial statements.

    In August 2001, the Financial Accounting Standards Board issued
SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, which establishes a single accounting model, based on the framework established in SFAS No. 121, for long-lived assets to be disposed of by sale and resolves significant implementation issues related to SFAS No. 121. The statement is effective for financial statements issued for fiscal years beginning after December 15, 2001 and is not expected to have a material impact on the Company.

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
________________________________________________________________________________

    The primary raw material used in the Company's operations is newsprint, typically representing 15 to 20 percent of operating expenses. For 2000, the Company's annual newsprint cost and metric tons consumed, including its 50 percent share related to the operations of TNI Partners, were approximately $63.5 million and 113,200 metric tons, respectively. Based on the Company's current level of newspaper operations, expected annual newsprint consumption for 2001 is estimated to be in the range of 110,000 metric tons. Historically, newsprint has been subject to significant price fluctuations from year to year, unrelated in many cases to general economic conditions. In the last five years, the Company's average annual cost per ton of newsprint has varied from its peak price by approximately 25 percent. The Company's current cost of newsprint is approaching the low end of this five-year range following recent price reductions by the Company's newsprint suppliers. For every one-dollar change in the Company's average annual cost per metric ton of newsprint, pre-tax income would change by approximately $0.1 million, assuming annual newsprint consumption of 110,000 metric tons. The Company attempts to obtain the best price available by combining newsprint purchases for its different newspaper locations but does not enter into derivative contracts in an attempt to reduce the impact of year to year price fluctuations on its consolidated newsprint expense.

    At September 30, 2001, the Company had $306 million of outstanding debt pursuant to a loan agreement between the St. Louis Post-Dispatch LLC and a group of institutional lenders led by Prudential Capital Group (the "Loan"). The Loan bears interest at a fixed annual rate of 8.05 percent. Consequently, if held to maturity, the Loan will not expose the Company to market risks associated with general fluctuations in interest rates.

                           PART II. OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS
________________________________________________________________________________

    Please see Note 4 "Commitments and Contingencies" to the consolidated financial statements included in Part I., Item 1. of this Form 10-Q.

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K
________________________________________________________________________________


           (a)      The following exhibits are filed as part of this report:

                    10.43    Pulitzer Inc. Executive Transition Plan

                    10.44    Pulitzer Inc. Annual Incentive Compensation Plan

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

                                                     PULITZER INC.
                                                     (Registrant)

Date:  November 13, 2001                      /s/  Alan G. Silverglat
                                       ---------------------------------------
                                                  (Alan G. Silverglat)
                                             Senior Vice-President-Finance
                                           (on behalf of the Registrant and
                                            as principal financial officer)

                                  EXHIBIT INDEX


10.43                         Pulitzer Inc. Executive Transition Plan

10.44                         Pulitzer Inc. Annual Incentive Compensation Plan