Form 10-K
period 2001-12-30
PULITZER INC
filed 2002-03-27
CIK 1068848

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

   (MARK ONE)
      [X]            ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                               SECURITIES EXCHANGE ACT OF 1934
                        FOR THE FISCAL YEAR ENDED DECEMBER 30, 2001 OR
      [ ]            TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                             THE SECURITIES EXCHANGE ACT OF 1934
                FOR THE TRANSITION PERIOD FROM             TO
                        COMMISSION FILE NUMBER 1-9329

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

        Securities registered pursuant to Section 12(g) of the Act: None
                           -------------------------
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.
                             Yes  X  No ____

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     The aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $483,177,952 as of the close of business on March 18, 2002.

     The number of shares of Common Stock, $.01 par value, outstanding as of March 18, 2002 was 9,286,717.

                      DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the registrant's definitive Proxy Statement to be used in connection with its Annual Meeting of Stockholders to be held on May 14, 2002 are incorporated by reference into Part III of this Report.

The registrant's fiscal year ends on the last Sunday of December in each year. For ease of presentation, the registrant has used December 31 as the fiscal year-end in this Annual Report. The actual fiscal year-end dates for all periods presented herein are: December 30, 2001; December 31, 2000; December 26, 1999; December 27, 1998; and December 28, 1997.
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

ITEM 1. BUSINESS.

INTRODUCTION

     Pulitzer Inc. (the "Company") is a newspaper publishing company with related Internet operations in 14 markets, the largest of which is St. Louis, Missouri. For fiscal 2001, the Company's St. Louis operations contributed over 64 percent of total revenue including revenue associated with the Company's operations in Tucson, Arizona.

     Pulitzer Inc. is the successor to the company founded by the first Joseph Pulitzer in 1878 to publish the original St. Louis Post-Dispatch (the "Post-Dispatch"). The Company and its predecessors have operated continuously since 1878 under the direction of the Pulitzer family. Michael E. Pulitzer, a grandson of the founder, currently serves as Chairman of the Board of the Company.

     The Company is engaged in newspaper publishing and related "new media" businesses. Its newspaper businesses include operations in St. Louis, Missouri, where the Company publishes the Post-Dispatch, the only major daily newspaper serving the greater St. Louis metropolitan area, and in Tucson, Arizona, where the Company publishes the Arizona Daily Star (the "Star"). In Tucson, the Company shares, on an equal basis, the combined results of the Star and the Tucson Citizen, published by Gannett. Both daily newspapers have weekly "total market coverage" sections that provide advertisers with market saturation, and both offer alternative delivery systems that provide advertisers with either targeted or total market coverage.

     The Company owns and operates electronic news, information and communication websites in each of its markets, including STLtoday.com, the preeminent local Internet site in St. Louis, and, in partnership with Gannett, azstarnet.com, one of Tucson's leading local Internet sites.

     As a result of the May 1, 2000 transaction that created the St. Louis Post-Dispatch LLC ("PD LLC"), the Company controls and manages the Post-Dispatch and holds a 95 percent interest in the results of its operations. Prior to May 1, 2000, the Company shared the operating profits and losses of the Post-Dispatch on a 50-50 basis with The Herald Company, Inc. ("Herald"). See
"-- Agency Agreements".

     The Company was capitalized on March 18, 1999 with approximately $550 million in cash and all the other assets of Pulitzer Publishing Company ("Old Pulitzer") (other than broadcasting assets) as a result of the Spin-off (as defined below) and is now operating the principal newspaper publishing and related "new media" businesses formerly operated by Old Pulitzer and certain other newspapers acquired since the Broadcast Transaction (as defined below). The Company was organized as a corporation in 1998 and, prior to the Spin-off, was a wholly-owned subsidiary of Old Pulitzer. Prior to the Broadcast Transaction, Old Pulitzer was engaged in newspaper publishing and television and radio broadcasting.

     Pursuant to an Amended and Restated Agreement and Plan of Merger, dated as of May 25, 1998 (the "Merger Agreement"), by and among Old Pulitzer, the Company and Hearst-Argyle Television, Inc. ("Hearst-Argyle") on March 18, 1999, Hearst-Argyle acquired, through the merger (the "Merger") of Old Pulitzer with and into Hearst-Argyle, Old Pulitzer's television and radio broadcasting operations (collectively, the "Broadcasting Business") in exchange for the issuance to Old Pulitzer's stockholders of 37,096,774 shares of Hearst-Argyle's Series A common stock. Old Pulitzer's Broadcasting Business consisted of nine network-affiliated television stations and five radio stations owned and operated by Pulitzer Broadcasting Company and its wholly-owned subsidiaries. Prior to the Merger, Old Pulitzer's newspaper publishing and related new media businesses were contributed to the Company in a tax-free "spin-off" to Old Pulitzer stockholders (the "Spin-off"). The Merger and Spin-off are collectively referred to as the "Broadcast Transaction."

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

     In addition to its two metropolitan dailies, the Company's wholly-owned subsidiary, Pulitzer Newspapers, Inc. ("PNI"), publishes 12 dailies that serve markets in the Midwest, Southwest and West, as well as a number of weekly and bi-weekly publications (the "PNI Group"). In January of 2000, the PNI Group acquired, in an asset purchase, its largest newspaper, The Pantagraph, that serves the central Illinois cities of Bloomington and Normal. The PNI Group's 12 daily newspapers have a combined average daily circulation of approximately 191,000.

     In January of 2001, the Company, through its PNI Group, acquired, in an asset purchase, The Lompoc Record, a daily newspaper located in Lompoc, California. In addition, during the second half of 2000 and the first nine months of 2001, the PNI Group acquired several weekly newspapers (in separate transactions) that complement its daily newspapers in several markets. These acquisitions are collectively referred to as the "PNI Acquisitions." Also, in 2001, PNI sold its daily newspaper located in Troy, Ohio and its weekly newspaper property in Petaluma, California (the "Sale Transactions"). The operating results of the newspapers divested in the Sale Transaction are presented as discontinued operations in the Company's consolidated financial statements included in Item 8 of this Annual Report on Form 10-K.

     In addition to the Post-Dispatch, the Company's St. Louis newspaper operations include the Suburban Journals of Greater St. Louis (the "Suburban Journals"), acquired in August of 2000. The Suburban Journals are a group of 37 weekly papers and various niche publications that focus on providing local news and editorial content to the communities that they serve and have a combined average weekly distribution of approximately 1,343,000.

     The PD LLC transaction, the Pantagraph acquisition and the Suburban Journals acquisition are collectively referred to as the "Newspaper Transactions."

     The Company's revenues are derived primarily from advertising and circulation, which have averaged approximately 98 percent of total revenue over the last five years. Advertising rates and rate structures and resulting revenues vary among publications based, among other things, on circulation, type of advertising, local market conditions and competition. The following table sets forth certain historical financial information regarding the Company's continuing operations for the periods and at the dates indicated. The operating revenue and income balances presented below exclude discontinued operations.

                                                       YEARS ENDED DECEMBER 31,
                                       --------------------------------------------------------
                                          2001       2000(1)       1999       1998       1997
                                       ----------   ----------   --------   --------   --------
                                                            (IN THOUSANDS)
Operating revenues:
  Advertising:
     Retail..........................  $  118,189   $  110,289   $ 89,030   $ 89,767   $ 87,486
     National........................      26,049       23,216     15,965     10,997      9,356
     Classified......................     130,048      133,043    109,966    100,179     93,300
                                       ----------   ----------   --------   --------   --------
          Total......................     274,286      266,548    214,961    200,943    190,142
     Preprints.......................      47,679       42,388     31,673     31,149     30,748
                                       ----------   ----------   --------   --------   --------
          Total advertising..........     321,965      308,936    246,634    232,092    220,890
  Circulation........................      81,200       80,517     73,748     76,166     75,360
  Other..............................      10,341        7,706      3,874      3,503      2,659
                                       ----------   ----------   --------   --------   --------
          Total operating revenues...  $  413,506   $  397,159   $324,256   $311,761   $298,909
                                       ==========   ==========   ========   ========   ========
Operating income:
  Operations.........................  $   43,391   $   69,753   $ 69,807   $ 63,115   $ 61,181
  Stock option cash-outs and
     Bonuses(2)......................                             (26,685)
  St. Louis Agency adjustment(3).....                   (9,363)   (25,029)   (20,729)   (19,450)
                                       ----------   ----------   --------   --------   --------
          Total......................  $   43,391   $   60,390   $ 18,093   $ 42,386   $ 41,731
                                       ==========   ==========   ========   ========   ========
Depreciation and amortization........  $   40,508   $   31,985   $ 15,462   $ 13,359   $ 12,469
                                       ==========   ==========   ========   ========   ========
Operating margins(4).................        10.5%        17.6%      21.5%      20.2%      20.5%
Assets (continuing and
  discontinued)......................  $1,288,783   $1,282,873   $979,625   $546,393   $464,311
                                       ==========   ==========   ========   ========   ========

---------------

(1) In 2000, the Company completed the Newspaper Transactions. In addition, the year ended December 31, 2000 includes an extra week of operations resulting from a 53-week year. All other years presented include 52 weeks of operations.

(2) In 1999, Old Pulitzer recorded expense of $26.7 million representing the cost of stock option cash-outs and bonuses paid to publishing employees in connection with the Broadcast Transaction.

(3) See "Agency Agreements" for additional information on the St. Louis Agency adjustment.

(4) Operating margins represent operating income compared to operating revenues. Operating income used in margin calculations excludes the St. Louis Agency adjustment (see "Agency Agreements.") and stock option cash-outs and bonuses (both of which are recorded as operating expenses for financial reporting purposes).

OPERATING STRATEGY

     The Company's long-term operating strategy is to maximize each newspaper property's growth and profitability at each of its operations through maintenance of editorial excellence, leadership in locally responsive news, and prudent control of costs. Management believes that editorial excellence and leadership in locally responsive news will, over the long-term, allow the Company to maximize its share of audience and advertising revenue in each of its respective markets. In addition, providing a portfolio of products designed to serve each property's broader market area as well as niche audiences, and including both print and new media delivery, is considered a key to maintaining and strengthening the Company's local market franchises. Experienced local managers implement the Company's strategy in each market, with centralized management providing oversight and guidance in all areas of planning and operations.

     The Company is focused on increasing its share of the advertising placed by local and regional retailers in each of its markets. The Company believes that this strategy will produce a substantial growth element to its revenue base while enhancing the value of its products with local advertisers.

     The Company has developed "new media" operations that are designed to enhance, complement and add value to its traditional newspaper publishing businesses by providing consumer and advertiser services through electronic dissemination of information via the Internet. At the center of the Company's Internet strategy are the websites developed in conjunction with the Company's newspaper properties. Each of the websites takes full advantage of the newspapers' extensive knowledge about the communities they serve, strong advertiser and newspaper reader relationships and substantial marketing expertise to produce in-depth, relevant, and locally focused online publications. The Company's objective in these operations is to attract a wider audience to generate revenues in support of its publishing franchises.

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

COMBINED ST. LOUIS OPERATIONS

     The Company serves the greater St. Louis metropolitan area with the daily Post-Dispatch and, as of August 10, 2000, the Suburban Journals' weekly newspapers, as well as with its STLtoday.com and news and information Internet websites. St. Louis is currently the 18th largest metropolitan statistical area in the United

States with a population of approximately 2.6 million. The following table sets forth the operating revenues from continuing operations of the Company's combined St. Louis operations for the past five years.

                                                        YEARS ENDED DECEMBER 31,
                                          ----------------------------------------------------
                                            2001     2000(1)      1999       1998       1997
                                          --------   --------   --------   --------   --------
Operating revenues (in thousands):
  Advertising(2)........................  $235,809   $225,137   $190,652   $179,341   $170,973
  Circulation...........................    60,225     60,555     60,759     63,208     63,216
  Other.................................     3,742      3,761      1,539      1,033        448
                                          --------   --------   --------   --------   --------
          Total.........................  $299,776   $289,453   $252,950   $243,582   $234,637
                                          ========   ========   ========   ========   ========

---------------

(1) On August 10, 2000, the Company acquired the Suburban Journals. In addition, the year ended December 31, 2000 includes an extra week of operations resulting from a 53-week fiscal year. All other years presented include 52 weeks of operations.

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

     As a result of the PD LLC transaction on May 1, 2000, the Company holds a 95 percent interest in the results of operations of PD LLC and Herald holds a 5 percent interest. Prior to May 1, 2000, under the terms of the St. Louis Agency Agreement, which had governed the operations of the Post-Dispatch since 1961, the Company and Herald generally shared the Post-Dispatch's operating profits and losses, as well as its capital expenditures, on a 50-50 basis. See
"-- Agency Agreements."

     The following table sets forth for the past five years certain circulation and advertising information for the Post-Dispatch.

                                                          YEARS ENDED DECEMBER 31,
                                               -----------------------------------------------
                                                2001      2000      1999      1998      1997
                                               -------   -------   -------   -------   -------
Post-Dispatch:
  Circulation(1):
     Daily...................................  292,777   300,920   307,375   324,059   319,887
     Sunday..................................  474,638   487,080   509,110   520,635   530,442
Advertising linage (in thousands of inches):
  Retail.....................................      670       728       774       832       841
  General....................................      210       204       152       102        91
  Classified.................................    1,142     1,135     1,082     1,004     1,003
                                               -------   -------   -------   -------   -------
          Total..............................    2,022     2,067     2,008     1,938     1,935
  Part run(2)................................      719       834       836       571       607
                                               -------   -------   -------   -------   -------
          Total inches.......................    2,741     2,901     2,844     2,509     2,542
                                               =======   =======   =======   =======   =======

---------------

(1) Amounts for 2001 are based on internal records of the Company for the twelve-month period ended September 30. Amounts for prior years are based on ABC Audit Reports for the twelve-month periods ended September 30.

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

     The Post-Dispatch is distributed primarily through independent home delivery carriers and single copy dealers. Home delivery accounted for approximately 80 percent of circulation for the daily Post-Dispatch and approximately 59 percent of circulation for the Sunday edition during 2001. In order to build a stronger, more direct relationship with readers of the Post-Dispatch, PD LLC has purchased a number of circulation routes from independent carriers and dealers over the past two years and it may continue to purchase additional routes from time to time in the future. As of December 31, 2001, PD LLC owned circulation routes covering more than 63 percent of the Post-Dispatch's home delivery distribution.

SUBURBAN JOURNALS OF GREATER ST. LOUIS

     With the addition of the Suburban Journals in August of 2000, the Company's St. Louis newspaper operations now include a group of 37 weekly papers and various niche publications that provide comprehensive community-oriented local news packages to the communities that they serve. The publications primarily represent controlled-distribution newspapers and, depending on the community served, are published once, twice or three times per week. In December 2001, the Suburban Journals had a combined average weekly distribution of approximately
1.3 million, delivered by independent carriers to homes and outlets.

     The Suburban Journals' newspapers are organized by geographic area into nine publication groups throughout the St. Louis metropolitan area. Each group has a news and advertising staff based in its local community that is managed by a local publisher. The groups are supported by centralized production facilities, distribution systems and administrative services. In addition, a centralized advertising department provides sales support for classified, national and major/regional advertisers that wish to target readers across several publication groups.

ST. LOUIS INTERNET OPERATIONS

     The Company's STLtoday.com (www.STLtoday.com) and other local affiliated websites provide the St. Louis metropolitan area with comprehensive news, business, sports, entertainment and neighborhood information. The sites also feature enhanced online advertiser services in the three major classified advertising categories -- autos, real estate and jobs. In addition, the websites offer St. Louis at Work -- a regional workforce initiative which brings together a public-private partnership to attract, train and retain a multi-skilled talent pool for the metro area. As a part of the initiative, stlouisatwork.com was created to become the online career destination for regional employers and job candidates. The following table sets forth some key statistics for the combined St. Louis websites for the periods indicated.

                                                              FOURTH QUARTER
                                                              ---------------
                                                               2001     2000    % CHANGE
                                                              ------   ------   --------
                                                              (IN THOUSANDS)
Combined St. Louis websites:
  Average page views per day(1).............................  444.2    385.7      15.2%
  Average sessions per day(2)...............................  128.8    121.5       6.0%

---------------

(1) A "page view" occurs when a web server provides a web page to a website visitor.

(2) A "session" is a collection of "page views" seen by a particular visitor at one time.

TUCSON OPERATIONS

     Founded in 1877, the Star is published in Tucson, Arizona, by the Company's wholly-owned subsidiary, Star Publishing Company ("Star Publishing"). The Star, a morning and Sunday newspaper, and the Tucson Citizen (the "Citizen"), an afternoon newspaper owned by Gannett Co., Inc. ("Gannett"), are southern Arizona's leading dailies. The Star and the Citizen are published through an agency operation (the "Tucson Agency") pursuant to an Agency Agreement, dated March 28, 1940, as amended and restated (the "Tucson Agency Agreement"), and in 2001 had a combined weekday circulation of approximately 139,000 and a Sunday circulation of 172,000 delivered by independent carriers to homes and single copy outlets. Tucson is currently the 58th largest metropolitan statistical area in the United States with a population of approximately 844,000.

     The Tucson Agency operates through TNI Partners, an agency partnership that is owned half by the Company and half by Gannett. TNI Partners is responsible for all aspects of the business of the two newspapers other than editorial opinion and gathering and reporting news. Net income or net loss of TNI Partners is allocated equally to the Star and the Citizen. The Company reports its 50 percent share of TNI Partners' operating results as a single component of operating income in its consolidated statement of income.

     As a result of the Tucson Agency, the financial performance of Star Publishing is directly affected by the operations and performance of both the Star and the Citizen.

     The following table sets forth certain information concerning circulation and combined advertising linage of the Star and the Citizen and operating revenues of TNI Partners for the past five years.

                                                        YEARS ENDED DECEMBER 31,
                                          ----------------------------------------------------
                                            2001       2000       1999       1998       1997
                                          --------   --------   --------   --------   --------
Circulation (1):
  Star daily............................   101,119     98,469     97,644     96,142     96,101
  Citizen daily.........................    38,088     39,543     40,599     42,444     44,009
  Star Sunday...........................   171,603    171,726    173,071    174,173    175,659
Combined advertising linage (in
  thousands of inches):
  Full run (all zones) Retail...........     1,571      1,713      1,703      1,581      1,587
     General............................        89         97         83         81         51
     Classified.........................     1,618      2,033      2,068      1,852      1,713
                                          --------   --------   --------   --------   --------
          Total.........................     3,278      3,843      3,854      3,514      3,351
     Part run(2)........................       207        256        303        314        264
                                          --------   --------   --------   --------   --------
          Total inches..................     3,485      4,099      4,157      3,828      3,615
                                          ========   ========   ========   ========   ========
100% of TNI Partners operating revenues
  (in thousands):
  Advertising...........................  $ 82,732   $ 93,560   $ 87,550   $ 84,550   $ 80,408
  Circulation...........................    22,220     22,786     22,234     21,856     22,046
  Other.................................     2,286      4,804      4,642      3,956      3,620
                                          --------   --------   --------   --------   --------
          Total.........................  $107,238   $121,150   $114,426   $110,362   $106,074
                                          ========   ========   ========   ========   ========

---------------

(1) Amounts for 2001 are based on the internal records of the Company. Amounts for prior years are based on ABC Audit Reports for the 52-week period ended December 31.

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

     "Starnet", Star Publishing's website on the Internet (www.azstarnet.com), serves the Tucson metropolitan area with local news, sports and entertainment content and enhanced online advertiser services featuring the three major classified advertising categories -- automotive, real estate and help wanted. In addition, Starnet also serves as a city portal, providing community information and acting as a community center and marketplace, enabling businesses and individuals to build relationships with each other and the Star. Starnet generates revenue from online advertising and from service and transaction fees, all of which are included in TNI Partners' other operating revenue.

     The following table sets forth some key statistics for Starnet for the periods indicated.

                                                              FOURTH QUARTER
                                                              ---------------
                                                              2001      2000    % CHANGE
                                                              -----     -----   --------
                                                              (IN THOUSANDS)
azstarnet.com:
  Average page views per day(1).............................   189       146      29.5%
  Average sessions per day(2)...............................    40        41      (2.4)%

---------------

(1) A "page view" occurs when a web server provides a web page to a web-site visitor.

(2) A "session" is a collection of "page views" seen by a particular visitor at one time.

PULITZER NEWSPAPERS, INC.

     The PNI Group publishes 12 dailies that serve markets in the Midwest, Southwest and Western regions of the United States, as well as a number of weekly and bi-weekly publications. The PNI Group's daily newspapers publish morning or afternoon editions during the week and, generally, morning editions on the weekend. Home delivery through independent contract carriers accounts for a significant portion of each newspaper's circulation. The 12 daily newspapers in the PNI Group, ranked in order of daily circulation based on ABC Publisher's Statements for the six-month period ended September 30, 2001 (except where noted), are:

                                                                          CIRCULATION
                                                                        ---------------
                                                                        DAILY    SUNDAY
                                                                        ------   ------
The Pantagraph............................  Bloomington, Illinois       47,509   51,854
The Daily Herald..........................  Provo, Utah                 30,547   31,270
The Napa Valley Register..................  Napa, California            18,404   19,026
Santa Maria Times.........................  Santa Maria, California     17,967   19,854
The World.................................  Coos Bay, Oregon            13,835   15,516
The Sentinel..............................  Hanford, California         13,098   12,955
Arizona Daily Sun.........................  Flagstaff, Arizona          11,598   13,623
Daily Chronicle...........................  DeKalb, Illinois             8,949   10,121
Daily Journal.............................  Park Hills, Missouri         8,828    8,668
The Garden Island.........................  Lihue, Hawaii                8,066    9,281
The Lompoc Record.........................  Lompoc, California           7,835    8,132
The Daily News............................  Rhinelander, Wisconsin(1)    4,461    5,091

---------------

(1) Amounts are based on the internal records of the Company.

     In addition, the PNI Group also publishes more than 30 weekly newspapers and various niche publications associated with its dailies. These include weekly newspaper groups operated in conjunction with substantially all PNI properties.

     Collectively, the markets served by the PNI Group exceed U.S. averages in such key measures as annual population and household growth rates, and average retail spending per household. Further, these markets, which are often not served by major metropolitan media, tend to be characterized by less media competition, which gives the Company an opportunity to sustain and expand market share. A strong focus on local reporting and editorial excellence is considered a key to long-term success in these markets.

     The following table sets forth the operating revenues from continuing operations of the PNI Group for the past five years.

                                                         YEARS ENDED DECEMBER 31,
                                             -------------------------------------------------
                                               2001     2000(1)     1999      1998      1997
                                             --------   --------   -------   -------   -------
                                                              (IN THOUSANDS)
Operating revenues:
  Advertising..............................  $ 86,156   $ 83,799   $55,982   $52,751   $49,917
  Circulation..............................    20,975     19,962    12,989    12,958    12,144
  Other....................................     6,599      3,945     2,335     2,470     2,211
                                             --------   --------   -------   -------   -------
          Total............................  $113,730   $107,706   $71,306   $68,179   $64,272
                                             ========   ========   =======   =======   =======

---------------

(1) In January of 2000, the Company acquired The Pantagraph. In addition, the year ended December 31, 2000 includes an extra week of operations resulting from a 53-week year. All other years presented include 52 weeks of operations.

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

AGENCY AGREEMENTS

     Newspapers in 12 cities operate under joint operating or agency agreements. Agency agreements generally allow newspapers operating in the same market to share certain printing and other facilities and to pool certain revenues and expenses in order to decrease aggregate expenses and thereby allow the continuing operation of multiple newspapers in the same market. The Newspaper Preservation Act of 1970 permits joint operating agreements between newspapers under certain circumstances without violation of the Federal antitrust laws.

     St. Louis Agency. As a result of the May 1, 2000 PD LLC transaction, the Company holds a 95 percent interest in the results of operations of PD LLC and Herald holds a 5 percent interest. Prior to May 1, 2000, under the terms of the St. Louis Agency Agreement, which had governed the operations of the Post-Dispatch since 1961, the Company and Herald generally shared the Post-Dispatch's operating profits and losses, as well as its capital expenditures, on a 50-50 basis. Under the St. Louis Agency Agreement, for fiscal 2000 (for operating results through April 30, 2000), 1999, 1998 and 1997 the Company paid Herald $9,363,000, $25,029,000, $20,729,000 and $19,450,000,
respectively, for Herald's share of the operating income of the St. Louis
Agency.

     Tucson Agency. The Tucson Agency Agreement has, since 1940, governed the joint operations of the Star and Citizen. TNI Partners, as agent for the Company and Gannett, is responsible for advertising and circulation, printing and delivery and collection of all revenues of the Star and the Citizen. The Board of Directors of TNI Partners presently consists of three directors chosen by the Company and three chosen by Gannett. Budgetary, personnel and other non-news and editorial policy matters, such as advertising and circulation policies and rates or prices, are determined by the Board of Directors of TNI Partners. Each newspaper is responsible for its own news and editorial content. Revenues and expenses are recorded by TNI Partners, and the resulting profit is generally split 50-50 between the Company and Gannett. The Company reports its 50 percent share of TNI Partners' operating results as a single component of operating income in its consolidated statement of income. Both partners have certain administrative costs that are borne separately. As a result of the Tucson Agency, the Star and the Citizen benefit from increases and can be adversely affected by decreases in each other's circulation.

     The Tucson Agency Agreement runs through June 1, 2015, and contains renewal provisions for successive periods of 25 years each.

COMPETITION

     The Company's publications compete for readership and advertising revenues in varying degrees with other metropolitan, suburban, neighborhood and national newspapers and other publications as well as with television, radio, cable, Internet, online services and other new media technologies, direct mail, yellow page directories, billboards and other news and advertising media. Competition for advertising is based upon circulation levels, readership demographics, price and advertiser results. Competition for circulation is generally based upon the content, journalistic quality and price of the publication. In St. Louis and its surrounding suburban communities, the Company's print competition for circulation and advertising revenues includes paid suburban daily newspapers, independently owned community newspapers and shoppers, yellow pages, and direct mail advertisers. These community newspapers and shoppers and direct mail companies target selected geographic markets throughout the St. Louis metropolitan area.

     Due to the agency relationship existing in Tucson, the Star and the Citizen cannot be viewed as competitors for advertising or circulation revenues. The Star and the Citizen compete primarily against other media and against Phoenix-area and suburban, neighborhood and national newspapers and other publications.

RAW MATERIALS

     The primary raw material used in the Company's operations is newsprint, representing 14.5 to 18.9 percent of operating expenses over the last five years. For 2001, the Company's annual newsprint cost, including its 50 percent share related to the operations of TNI Partners, reflected consumption of approximately 109,000 metric tons. Based on the Company's current level of newspaper operations, expected annual newsprint consumption for 2002 is estimated to be in the range of 110,000 metric tons. Historically, newsprint has been subject to significant price fluctuations from year to year, unrelated in many cases to general economic conditions. In the last five years, the Company's average annual cost per ton of newsprint has varied from its peak price by approximately 25 percent. For every one-dollar change in the Company's average annual cost per metric ton of newsprint, pre-tax income would change by approximately $110,000, assuming annual newsprint consumption of 110,000 metric tons. The Company attempts to obtain the best price available by combining newsprint purchases for its different newspaper locations with those of other newspaper publishing companies. The Company considers its relationship with newsprint producers to be good. The Company does not enter into derivative contracts for newsprint.

EMPLOYEES

     At December 31, 2001, the Company had approximately 4,000 full-time equivalent employees working at its operations, including TNI Partners. At the Post-Dispatch in St. Louis, a majority of the approximately 1,200 full-time employees is represented by unions. The Company considers its relationship with its employees to be good.

     The Post-Dispatch has contracts with substantially all of its production unions, with expiration dates ranging from March 2002 through February 2010. In addition, the Post-Dispatch has a multi-year contract with the St. Louis Newspaper Guild, covering newsroom, sales, and certain administrative employees, that expires in January 2003. All of the Post-Dispatch's labor contracts contain no strike provisions.

     TNI Partners' contract with Tucson Graphic Communications Union Local No. 212, covering certain pressroom employees, expires on May 31, 2002. In each of the last several years, this contract has been renegotiated for a one-year term.

ITEM 2. PROPERTIES

     The corporate headquarters of the Company is located at 900 North Tucker Boulevard, St. Louis, Missouri. The general character, location and approximate size of the principal physical properties used by the Company for its newspaper publishing and related new media businesses at December 31, 2001 are set forth below. Leases on the properties indicated as leased by the Company expire at various dates through June, 2007.

     The Company believes that all of its owned and leased properties used in connection with its operating activities are in good condition, well maintained and generally adequate for its current and immediately foreseeable operating needs. However, to consolidate production facilities and improve operating efficiencies, the Post-Dispatch is currently expanding its main production facility to add approximately 100,000 square feet of owned space in St. Louis.

                                                              APPROXIMATE AREA IN
                                                                  SQUARE FEET
                                                              -------------------
GENERAL CHARACTER OF PROPERTY                                  OWNED      LEASED
-----------------------------                                 --------   --------
Printing plants, business and editorial offices, and
  warehouse space located in:
  St. Louis, Missouri(1)....................................  643,000    120,425
  St. Louis, Missouri(2)....................................  150,030     57,967
  Tucson, Arizona(3)........................................  265,000    138,800
  Washington, D.C...........................................               2,250
  Bloomington, Illinois.....................................   84,300     12,900
  Provo, Utah...............................................   26,400     16,500
  Hanford, California.......................................   29,900      5,500
  Lihue, Hawaii.............................................    8,500     20,900
  Flagstaff, Arizona........................................   23,200      5,300
  Santa Maria, California...................................   20,800      1,600
  Napa, California..........................................   21,000
  DeKalb, Illinois..........................................   16,100      2,900
  Coos Bay, Oregon..........................................   15,200
  Park Hills, Missouri......................................   22,700
  Lompoc, California........................................   10,500
  Rhinelander, Wisconsin....................................    6,400

---------------

(1) Property is owned by and used in the operations of PD LLC.

(2) Property primarily includes locations operated by the Suburban Journals in the greater St. Louis area.

(3) The 265,000 square foot facility in Tucson, Arizona is used in the production of the Star and the Citizen and is jointly owned with Gannett pursuant to the Tucson Agency.

ITEM 3. LEGAL AND REGULATORY PROCEEDINGS

     In October 2001, the Internal Revenue Service ("IRS") formally proposed that Old Pulitzer's taxable income for the tax year ended March 18, 1999 be increased by approximately $80.4 million based on the assertion that Old Pulitzer was required to recognize a taxable gain in that amount as a result of the Spin-off. The Company is obligated under the Merger Agreement to indemnify Hearst-Argyle against any tax liability attributable to the Spin-off and has the right to control any proceedings relating to the determination of such tax liability.

     The Company does not believe that Old Pulitzer realized any taxable gain in connection with the Spin-off and has contested the IRS' proposed increase in a formal written protest filed with the Appeals Office of the IRS in January 2002. While there can be no assurance that the Company will completely prevail in its position, it believes that the IRS' position is not supported by the facts or applicable legal authorities and intends to vigorously contest the IRS' determination. It thus has not accrued any liability in connection with this matter. If the IRS were completely successful in its proposed adjustment, the Company's indemnification obligation would be approximately $29.3 million, plus applicable interest, and any indemnification payment would be recorded as an adjustment to additional paid-in capital.

     In February, 1998, a group of independent newspaper dealers engaged in the business of reselling the Post-Dispatch in vending machines and to retail establishments filed suit against the Company in the Missouri Circuit Court, Twenty-Second Judicial Circuit (St. Louis City). The court has dismissed four of the six counts in the suit. In the remaining counts, the plaintiffs allege that the Company's actions have tortiously interfered with their business expectancy of being able to sell their branches and constituted malicious trespass on their intangible property by, among other things, allegedly reducing the value of their routes. The plaintiffs seek punitive damages with respect to the tortious interference count and statutory double damages if they should prevail on the malicious interference count. The plaintiffs cite as harmful acts the Company's purchase of various home delivery routes and branches, the Company's home subscription pricing compared to its single copy pricing, and allegedly more favorable rates, fees and allowances that the Company provides to its carriers and other branch dealers. The Company has denied any liability, is vigorously defending the suit and believes that it has meritorious defenses. While the ultimate outcome of litigation cannot be predicted with certainty, management, based on its understanding of the facts, does not believe the ultimate resolution of these matters will have a materially adverse effect on the Company's consolidated financial condition. However, depending upon the period of resolution, such effects could be material to the financial results of an individual period

     The Company has been involved, from time to time, in various claims and lawsuits incidental to the ordinary course of its business, including such matters as libel, slander and defamation actions, complaints alleging discrimination, and product distribution practices. While the ultimate outcome of litigation cannot be predicted with certainty, management, based on its understanding of the facts, does not believe the ultimate resolution of these matters will have a materially adverse effect on the Company's consolidated financial condition or results of operations.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     Not Applicable.

                                    PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

     The shares of the Company's common stock are listed on The New York Stock Exchange, Inc. and trade under the symbol "PTZ". The shares of the Company's Class B common stock do not trade in a public market.

     At March 18, 2002, there were approximately 381 record holders of the Company's common stock and 27 record holders of its Class B common stock.

     The following table sets forth the range of high and low sales prices for the Company's common stock and dividends paid for each quarterly period in the past two years:

                                                               HIGH     LOW     DIVIDEND(1)
                                                              ------   ------   -----------
2001
First Quarter...............................................  $56.55   $45.80      $0.17
Second Quarter..............................................   57.00    49.55       0.17
Third Quarter...............................................   53.70    43.70       0.17
Fourth Quarter..............................................   51.00    41.25       0.17

                                                               HIGH     LOW     DIVIDEND(2)
                                                              ------   ------   -----------
2000
First Quarter...............................................  $44.44   $32.81      $0.16
Second Quarter..............................................   42.00    34.56       0.16
Third Quarter...............................................   45.69    38.75       0.16
Fourth Quarter..............................................   47.70    39.90       0.16

---------------
(1) In 2001, the Company declared and paid cash dividends of $0.68 per share of common stock and Class B common stock.

(2) In 2000, the Company declared and paid cash dividends of $0.64 per share of common stock and Class B common stock.

     On January 3, 2002, the Board of Directors of the Company announced for the first quarter of 2002 a 2.9 percent increase in the quarterly dividend on its common stock and Class B common stock to $0.175 per share from $0.17 per share. The cash dividend was paid on February 1, 2002. Future dividends will depend upon, among other things, the Company's earnings, financial condition, cash flows, capital requirements and other relevant considerations, including the limitations under the Prudential Capital Group Loan, any credit agreement or other agreement to which the Company may become a party in the future. See "Item
7. Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources".

ITEM 6. SELECTED FINANCIAL DATA

                                                       YEARS ENDED DECEMBER 31,
                                       --------------------------------------------------------
                                          2001       2000(1)       1999       1998       1997
                                       ----------   ----------   --------   --------   --------
                                               (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
OPERATING RESULTS
Operating Revenues -- net............  $  413,506   $  397,159   $324,256   $311,761   $298,909
Operating Expenses:
  Payroll and other personnel
     expense.........................     175,743      157,224    129,047    119,687    113,176
  Newsprint expense..................      56,372       55,539     44,403     50,408     49,342
  Stock option cash-outs and
     bonuses(2)......................                              26,685
  St. Louis Agency adjustment(3).....                    9,363     25,029     20,729     19,450
  Depreciation.......................      14,330       12,916      9,298      7,628      6,872
  Amortization.......................      26,178       19,069      6,164      5,731      5,597
  Other expenses.....................     114,996      105,145     87,502     86,127     83,096
                                       ----------   ----------   --------   --------   --------
          Total operating expenses...     387,619      359,256    328,128    290,310    277,533
                                       ----------   ----------   --------   --------   --------
Equity in earnings of Tucson
  newspaper Partnership..............      17,504       22,487     21,965     20,935     20,355
                                       ----------   ----------   --------   --------   --------
Operating income.....................      43,391       60,390     18,093     42,386     41,731
Interest income......................       7,573       19,017     25,372      4,967      4,391
Interest expense.....................     (24,609)     (16,537)
Net gain (loss) on marketable
  securities and investments.........      (3,849)      (2,197)      (111)     1,322        260
Equity in losses of joint venture
  investment.........................      (1,156)      (1,728)
Net other expense....................        (204)        (109)      (189)       (69)      (204)
                                       ----------   ----------   --------   --------   --------
Income from continuing operations
  before provision for income
  taxes..............................      21,146       58,836     43,165     48,606     46,178
Provision for income taxes...........       8,021       23,389     18,061     20,709     19,736
Minority interest in net earnings of
  subsidiary.........................         839          849
                                       ----------   ----------   --------   --------   --------
Income from continuing operations....      12,286       34,598     25,104     27,897     26,442
Discontinued operations, net of
  tax................................      (1,624)         304    (23,596)    48,387     39,586
                                       ----------   ----------   --------   --------   --------
NET INCOME...........................  $   10,662   $   34,902   $  1,508   $ 76,284   $ 66,028
                                       ==========   ==========   ========   ========   ========
Basic Earnings/(Loss) Per Share of
  Stock:
  Income from continuing
     operations......................  $     0.58   $     1.59   $   1.11   $   1.25   $   1.20
  Discontinued operations............       (0.08)        0.01      (1.04)      2.16       1.79
                                       ----------   ----------   --------   --------   --------
  Basic earnings per share...........  $     0.50   $     1.60   $   0.07   $   3.41   $   2.99
                                       ==========   ==========   ========   ========   ========
  Weighted average number of shares
     outstanding.....................      21,192       21,757     22,578     22,381     22,110
                                       ==========   ==========   ========   ========   ========
Diluted Earnings/(Loss) Per Share of
  Stock:
  Income from continuing
     operations......................  $     0.58   $     1.59   $   1.11   $   1.22   $   1.18
  Discontinued operations(4).........       (0.08)        0.01      (1.04)      2.13       1.76
                                       ----------   ----------   --------   --------   --------
  Diluted earnings per share.........  $     0.50   $     1.60   $   0.07   $   3.35   $   2.94
                                       ==========   ==========   ========   ========   ========
  Weighted average number of shares
     outstanding.....................      21,364       21,786     22,601     22,753     22,452
                                       ==========   ==========   ========   ========   ========
Dividends per share of common and
  Class B common stock...............  $     0.68   $     0.64   $   0.45   $   0.75   $   0.52
                                       ==========   ==========   ========   ========   ========
OTHER DATA
Cash and marketable securities.......  $  193,739   $  194,313   $557,891   $110,171   $ 62,749
Working capital......................     221,002      218,619    595,530    124,675     75,830

                                                       YEARS ENDED DECEMBER 31,
                                       --------------------------------------------------------
                                          2001       2000(1)       1999       1998       1997
                                       ----------   ----------   --------   --------   --------
                                               (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
Total assets.........................   1,288,783    1,282,873    979,625    546,393    464,311
Long-term debt.......................     306,000      306,000
Stockholders' equity.................     797,237      799,701    813,451    385,357    310,777

---------------

(1) The year ended December 31, 2000 includes an extra week of operations resulting from a 53-week year. All other years presented include 52 weeks of operations.

(2) In 1999, Old Pulitzer recorded expense of $26.7 million representing the cost of stock option cash-outs and bonuses paid to publishing employees in connection with the Broadcast Transaction.

(3) See Item 1. Business -- "Agency Agreements" for additional information on the St. Louis Agency adjustment.

(4) Common stock equivalents not used to calculate loss per share because they are anti-dilutive.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Statements in this Annual Report on Form 10-K concerning the Company's business outlook or future economic performance, anticipated profitability, revenues, expenses or other financial items, together with other statements that are not historical facts, are "forward-looking statements" as that term is defined under the Federal Securities Laws. Forward-looking statements are subject to risks, uncertainties and other factors which could cause actual results to differ materially from those stated in such statements. Such risks, uncertainties and other factors include, but are not limited to, industry cyclicality, the seasonal nature of the business, changes in pricing or other actions by competitors or suppliers (including newsprint), capital or similar requirements, and general economic conditions, any of which may impact advertising and circulation revenues and various types of expenses,, as well as other risks detailed in the Company's filings with the Securities and Exchange Commission including this Annual Report on Form 10-K. Although the Company believes that the expectations reflected in forward-looking statements are reasonable, it cannot guarantee future results, levels of activity, performance or achievements.

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

Transaction are identical to the historical results of operations previously reported by Old Pulitzer. Results of the Company's newspaper publishing and related new media businesses are reported as continuing operations, and the results of the Broadcasting Business owned by Old Pulitzer prior to the Merger are reported as a component of discontinued operations, in the consolidated financial statements included in Item 8 of this Annual Report on Form 10-K.

     The net liability balance of the Broadcasting Business as of March 18, 1999, including $700 million of Broadcast Debt, was contributed to "Additional Paid-in Capital" of the Company at the time of the Merger.

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

ACQUISITION AND DISPOSITION OF PROPERTIES

     In 2001, the Company recorded a net pre-tax loss of $2.7 million related to the sale of its daily newspaper located in Troy, Ohio, the sale of its St. Louis Internet Access Provider (ISP) business and the sale of its newspaper property in Petaluma, California (the "Sale Transactions"). These results are presented as discontinued operations in the Company's consolidated financial statements included in Item 8 of this Annual Report on Form 10-K.

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

     On August 10, 2000, the Company acquired the assets of the Suburban Newspapers of Greater St. Louis, LLC and the stock of The Ladue News, Inc. (collectively the "Suburban Journals"), a group of 37 weekly papers and various niche publications (the "Journals Acquisition").

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

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS -- CONTINUED

     The PD LLC transaction, The Pantagraph acquisition and the Journals Acquisition are collectively referred to as the "Newspaper Transactions".

CRITICAL ACCOUNTING POLICY

     Management has identified the allowance for doubtful accounts associated with trade accounts receivable as a critical accounting policy as a result of the judgment involved in the use of estimates. The Company evaluates its allowance for uncollectible trade accounts receivable based on customers' credit history, payment trends, and other economic factors to the extent available.

     It is possible that reported results could be different based upon changes in economic conditions which could negatively impact the creditors ability to pay. Additionally, because of the recent acquisition of circulation routes at its St. Louis operations, historical payment data (prior to the acquisition) is not available and, therefore, estimates are used by management to develop payment trends and evaluate collectibility for certain circulation receivables.

2001 COMPARED WITH 2000

     Income statement comparisons of 2001 results with 2000 are affected by an extra week of operations in 2000. The Company's 2001 fiscal year contained 52 weeks, versus 53 weeks in the 2000 fiscal year.

REVENUE

     Revenues from continuing operations for the year ended December 31, 2001 increased 4.1 percent, to $413.5 million from $397.2 million in 2000. The increase reflected the current year contributions from the Suburban Journals and the PNI Acquisitions. On a comparable basis, excluding the results of properties acquired for both years for comparable non-ownership periods, and the extra week from 2000, revenues for 2001 decreased 3.4 percent. The current year decline reflected weak advertising demand at the Company's newspapers, principally in classified help wanted advertising.

     Advertising revenues, as reported, increased $13.0 million, or 4.2 percent, in 2001. The current year increase reflected the addition of revenue from the Suburban Journals and the PNI Acquisitions. On a comparable basis, as defined above, advertising revenues for 2001 declined 4.9 percent due to weakness in the retail and classified categories, which decreased by 5.5 percent and 10.1 percent, respectively. These declines were partially offset by gains in national, up 12.5 percent, and strength in the preprint category, which increased by 3.8 percent.

     The decrease in comparable retail revenue can be attributable, in large part, to reduced spending by major accounts resulting from the overall economic slowdown in 2001 and the effects of September 11. These declines were partially mitigated by the Company's strategy of increasing its resources focused on local retail accounts.

     In 2001, comparable help wanted revenue represented the largest decline in the classified category, closing the year 23.8 percent under comparable prior year results. The decline in comparable help wanted revenue reflects a slowing economy in 2001, which saw overall U.S. civilian unemployment rates increase from 4.2 percent at the start of the year to 5.8 percent at the close of 2001. The most significant comparable employment revenue declines occurred at the Post-Dispatch and at the combined newspaper operations in Tucson, where help wanted revenues decreased by 25.7 percent and 26.1 percent, respectively.

     Circulation revenues reported for 2001 increased $683,000 or 0.8 percent, in 2001. The higher circulation revenues primarily reflected the addition of circulation revenue from the PNI Acquisitions and increased revenue at the Post-Dispatch, mitigated by the impact of the 53rd week in 2000. On a comparable basis, as defined above, circulation revenue increased 2.7 percent.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS -- CONTINUED

     Other publishing revenues increased $2.6 million, or 34.2 percent, in 2001, resulting primarily from the addition of commercial printing revenue from the PNI Acquisitions and higher online revenues, mitigated by the impact of the 53rd week in 2000. On a comparable basis, other publishing revenue increased 35.3 percent.

OPERATING EXPENSE

     Operating expenses reported for 2001, excluding the St. Louis Agency adjustment from the prior year, increased 10.8 percent to $387.6 million in 2001 from $349.9 million in 2000. On a comparable basis, excluding: (i) the results of properties acquired for comparable non ownership periods from both years,
(ii) the extra week from 2000, (iii) employment termination costs from both years, and (iv) incremental goodwill amortization in 2001 related to the Company's increased interest in the results of the Post-Dispatch, expenses for 2001 increased $2.1 million or 0.6 percent.

     The higher expenses on a comparable basis primarily reflected increased employee benefit costs related to higher workers compensation claims and increased medical insurance expense, increased bad debt expense related to the Kmart bankruptcy, and the acquisition of circulation routes in St. Louis. These increases were partially offset by lower newsprint and payroll costs. The comparable newsprint reduction results from a consumption decrease of approximately 4 percent, partially offset by a 3 percent increase in the cost per metric ton. The decrease in comparable payroll expense reflects a reduction of approximately 4 percent in staffing levels for comparable operations.

     Total full time equivalent employees ("FTEs") decreased by 149 or 4.0 percent. The largest decreases were at the Post-Dispatch and TNI Partners, where FTEs levels declined by 8.5 percent and 5.7 percent, respectively.

     Equity in the earnings of the Tucson newspaper partnership for 2001 decreased 22.2 percent to $17.5 million from $22.5 million in the prior year. The decrease primarily reflected weak demand in retail and classified advertising, particularly help wanted, and the impact of the extra week of operating income in the prior year.

OPERATING INCOME

     For 2001, the Company reported operating income of $43.4 million compared to $60.4 million in 2000. The decrease in operating income for 2001 primarily reflected the decline in comparable advertising revenues, higher employee benefit costs and incremental goodwill amortization related to the Company's increased interest in the results of operations of the Post-Dispatch, which were partially offset by the elimination of the St. Louis Agency adjustment in 2001.

NON-OPERATING ITEMS

     Interest income for 2001 decreased to $7.6 million from $19.0 million in 2000. The decrease primarily reflected the lower average balance of invested funds in the current year period due to the cash outflows of $41 million in 2001 in connection with the PNI Acquisitions and the purchase of newspaper routes, and $686 million in 2000 (partially offset by $306 million of long-term debt proceeds), in connection with the Newspaper Transactions, the purchase of additional newspaper routes, and the repurchase of capital stock. In addition, lower average interest rates also contributed to the current year decline in interest income.

     The Company reported interest expense of $24.6 million in 2001 compared to $16.5 million in 2000. Interest expense for 2001 reflected a full twelve-month period for which the $306 million PD LLC borrowing was outstanding compared with eight months in 2000. See Note 8 to the consolidated financial statements included in Item 8 of this Annual Report on Form 10-K.

     The Company reported a loss on marketable securities and investments of $3.8 million in 2001 compared with a loss of $2.2 million in 2000. The 2001 loss resulted from the write-off of the Company's investment in

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS -- CONTINUED

KOZ of $2 million and the write down in the value of other Internet investments of $2.4 million. These losses were partially offset by realized gains on the sale of marketable securities of $600,000. The prior year loss resulted from marketable security investment losses of $3.9 million and a $2.1 million investment write-off that were partially offset by limited partnership gains of $3.8 million.

     The Company reported its equity in the losses of a joint venture investment of $1.2 million in 2001 compared with $1.7 million in the prior year. As of December 31, 2001, the Company had a remaining investment balance of approximately $1.7 million in this joint venture.

     The effective income tax rate from continuing operations for 2001 was 38 percent compared with a rate of 40 percent in 2000. The lower effective tax rate in the current year primarily resulted from lower state income taxes.

INCOME FROM CONTINUING OPERATIONS

     For 2001, the Company reported net income from continuing operations of $12.3 million, or $0.58 per diluted share, compared to $34.6 million, or $1.59 per diluted share, in 2000. The decline in 2001 net income from continuing operations primarily reflected the weak advertising demand, lower interest income and higher interest expense in the current year. In addition, results were affected by the impact of intangible amortization from the PD LLC venture and Journals Acquisition that closed in the second and third quarters, respectively, of the prior year.

DISCONTINUED OPERATIONS

     The Company reported a loss from discontinued operations of $1.6 million, or $0.08 per diluted share, in 2001 compared with income of $304,000, or $0.01 per diluted share, in the prior year. Discontinued operations in both years include the operating results of properties sold during 2001 (newspapers located in Troy, Ohio and Petaluma, California and the St. Louis Internet Access Provider (ISP)). In addition, the 2001 amount also includes the net after-tax loss of $1.2 million from the sale of these properties. The loss in the 2001 amount primarily reflected the loss from the sale of these properties and the impact of only a partial year of operating results (through the dates of sale) in 2001.

2000 COMPARED WITH 1999

     Income statement comparisons of 2000 results with 1999 are affected by an extra week of operations in 2000. The Company's 2000 fiscal year contained 53 weeks, versus 52 weeks in the 1999 fiscal year.

REVENUE

     Operating revenues for the year ended December 31, 2000 increased 22.5 percent to $397.2 million from $324.3 million in 1999. The increase primarily reflected higher advertising revenues and the contribution from The Pantagraph acquired in January 2000, and the Suburban Journals, acquired in August 2000. In addition, the revenue comparison was favorably affected by the extra week of operations in 2000. On a comparable basis, excluding the results of properties acquired for comparable non-ownership periods and the additional week in 2000, revenues for the full year of 2000 increased 4.9 percent over 1999.

     Newspaper advertising revenues increased $62.3 million, or 25.3 percent, in 2000. The increase in 2000 primarily reflected the addition of advertising revenue from The Pantagraph and the Suburban Journals, the additional week of operations, and higher revenue at the Post-Dispatch. At the Post-Dispatch, gains were primarily driven by increases in national and classified advertising, reflecting rate increases in January 2000 as well as a prior classified rate increase in mid-1999. On a comparable basis, excluding the results of properties acquired and the additional week in 2000, advertising revenues increased 6.1 percent in 2000, reflecting the Post-Dispatch gains as well as increases at many of the PNI Group locations.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS -- CONTINUED

     Circulation revenues increased $6.8 million, or 9.2 percent, in 2000. The higher circulation revenues reflected the addition of circulation revenue from The Pantagraph.

     Other publishing revenues increased $3.8 million, in 2000, primarily reflecting higher revenues from the Company's "new media" operations and the addition of revenue from properties acquired in 2000.

OPERATING EXPENSE

     Operating expenses, excluding the St. Louis Agency adjustment, increased to $349.9 million in 2000 from $303.1 million in 1999. 1999 operating expenses included $26.7 million of stock option cash-outs and bonus payments to publishing employees. Excluding these costs from 1999, the results of properties acquired in 2000, the 53rd week of operations in 2000 and new goodwill amortization in 2000 related to the Company's increased interest in the Post-Dispatch, operating expenses increased 6.0 percent to $293.2 million in 2000 from $276.5 million in 1999. The increase on a comparable basis primarily reflected higher payroll and benefit costs of $7.8 million, higher newsprint costs of $3.2 million and higher depreciation and amortization expense of approximately $3.2 million. A substantial portion of the increased expense was related to investments in expanded sales staffs and online capabilities at many of the Company's newspapers.

     Equity in the earnings of the Tucson newspaper partnership increased 2.4 percent to $22.5 million in 2000 from $22.0 million in 1999. The increase in 2000 was primarily the result of the additional 53rd week of operations.

OPERATING INCOME

     The Company reported operating income for fiscal 2000 of $60.4 million compared to operating income of $18.1 million in 1999. Excluding the stock option cash-outs and bonus payments of $26.7 million from the prior year, operating income would have increased 34.9 percent to $60.4 million from $44.8 million. The significant increase in 2000 primarily reflected the impact of the Company's increased interest in the results of operations of the Post-Dispatch and contributions from The Pantagraph and the Suburban Journals to operating income in 2000.

NON-OPERATING ITEMS

     Interest income for 2000 decreased to $19.0 million from $25.4 million in 1999. The decrease reflected the lower average balance of invested funds in 2000 due to the outflow of approximately $180 million of combined cash and marketable securities on January 11, 2000 in connection with the acquisition of The Pantagraph and approximately $172 million on August 10, 2000 in connection with the Journals Acquisition. The comparison also reflected the prior year inflow of approximately $429 million of net cash in connection with the Broadcast Transaction on March 18, 1999.

     The Company reported interest expense of $16.5 million in 2000 resulting from the $306 million borrowing by PD LLC on May 1, 2000 to fund the cash distribution to Herald under the terms of the Operating Agreement.

     The Company incurred a net realized loss on marketable securities and investments of $2.2 million in 2000 compared with a net realized loss of $111,000 in 1999. The 2000 loss resulted from marketable security investment losses of $3.9 million and the $2.1 million write-down of the Company's investment in iOwn that were partially offset by limited partnership gains of $3.8 million. The 1999 loss resulted from marketable security investment losses of $2.2 million, partially offset by limited partnership investment gains of $2.1 million.

     During 2000, the Company reported its equity in the losses of a new joint venture investment of $1.7 million.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS -- CONTINUED

     The effective income tax rate from continuing operations for 2000 was 40 percent compared with a rate of 42 percent in 1999. The lower effective tax rate in 2000 primarily resulted from lower state income taxes.

INCOME FROM CONTINUING OPERATIONS

     The Company reported income from continuing operations of $34.6 million, or $1.59 per diluted share, for the year ended December 31, 2000, compared with $25.1 million, or $1.11 per diluted share, in 1999. The comparison is impacted by the following items in 2000: (i) dilution from the Newspaper Transactions that reduced 2000 earnings approximately $8.1 million, or $0.37 per diluted share, (ii) an increase in non-operating investment losses that lowered 2000 earnings by approximately $1.2 million, or $0.06 per diluted share, and (iii) the 53rd week that contributed approximately $900,000, or $0.04 per diluted share, to 2000 earnings. In addition, the comparison between years is also impacted by the 1999 stock option cash-out and bonus payments of $26.7 million (pretax) that reduced 1999 earnings by $15.5 million, or $0.68 per diluted share.

DISCONTINUED OPERATIONS

     The Company reported income from discontinued operations of $304,000, or $0.01 per diluted share, in 2000 compared with a loss of $23.6 million, or $1.04 per diluted share, in 1999. Discontinued operations in both 2000 and 1999 include the operating results of the publishing properties sold during 2001 (newspapers located in Troy, Ohio and Petaluma, California and the St. Louis Internet Access Provider (ISP)) while 1999 also includes results from the Broadcasting Business. The loss in 1999 resulted from a combination of $25.3 million of stock option cash-out and bonus payments to broadcasting employees at the time of the Merger and a loss on extinguishment of debt of approximately $18 million (consisting of an approximately $17.2 million prepayment penalty and a $750,000 write-off of deferred financing fees).

LIQUIDITY AND CAPITAL RESOURCES

     As of December 31, 2001, the Company had an unrestricted cash balance of $193.7 million compared with a balance of unrestricted cash and marketable securities of $194.3 million as of December 31, 2000.

     At both December 31, 2001 and December 31, 2000, the Company had $306 million of outstanding debt pursuant to a loan agreement between PD LLC and a group of institutional lenders led by Prudential Capital Group (the "Loan"). The aggregate principal amount of the Loan is payable on April 28, 2009 and bears interest at an annual rate of 8.05 percent.

     In December 2001, the Company entered into an interest rate swap contract to convert a portion of the Company's fixed rate debt to a variable rate. The interest rate swap has a $50 million notional amount and matures on April 28, 2009. Under the terms of the agreement, the Company pays interest at a variable rate based upon LIBOR plus 2.365 percent and receives interest at a fixed rate of 8.05 percent. The floating interest rate re-prices semiannually . The impact of the swap results in approximately 16.3 percent of the Company's long-term debt being subject to variable interest rates. As of December 31, 2001, the fair value of the interest rate swap represents an unrealized loss of $800,000, which is offset by an unrealized gain of $800,000 on the related portion of the long-term debt.

     The agreements with respect to the Loan (the "Loan Agreements") contain certain covenants and conditions including the maintenance of cash flow and various other financial ratios, minimum net worth requirements and limitations on the incurrence of other debt. In addition, the Loan Agreements and the Operating Agreement require that PD LLC maintain a minimum reserve balance consisting of cash and investments in U.S. government securities, totaling approximately $24.8 million as of December 31, 2001. The Loan Agreements and the Operating Agreement provide for a $3.75 million quarterly increase in the minimum reserve balance through May 1, 2010 when the amount will total $150 million.

     As of December 31, 2001, capital commitments for buildings and equipment replacements were approximately $21.6 million. Capital expenditures for buildings and equipment to be made by the Company in

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS -- CONTINUED

fiscal 2002 are estimated to be in the range of $25 to $30 million, which includes an estimated $16 million for a Post-Dispatch plant expansion project. The total cost of the Post-Dispatch plant expansion project, which is expected to be completed in late 2002, is estimated to be approximately $17 million. In addition, as of December 31, 2001, the Company had a capital contribution commitment of approximately $10.8 million related to a limited partnership investment.

     In order to build a stronger, more direct relationship with the readers of the Post-Dispatch, PD LLC has purchased a number of circulation routes from independent carriers and dealers over the past two years and it may continue to purchase additional routes from time to time in the future. As of December 31, 2001, PD LLC owned circulation routes covering approximately 63 percent of the Post-Dispatch's home delivery distribution.

     The Company's Board of Directors previously authorized the repurchase of up to $100 million of the Company's outstanding capital stock. The Company's repurchase program provides for the purchase of both common and Class B shares in either the open market or in privately negotiated transactions. As of December 31, 2001, the Company had repurchased under this authority 1,000,000 shares of Class B common stock and 529,004 shares of common stock for a combined purchase price of approximately $62 million, leaving approximately $38 million in remaining share repurchase authority.

     The Company generally expects to generate sufficient cash from operations to cover capital expenditures, working capital requirements and dividend payments. Operating cash flows are dependent upon, among other things, the continued acceptance of newspaper advertising at current or increased levels and the availability of raw materials, principally newsprint.

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

     In October 2001, the IRS formally proposed that Old Pulitzer's taxable income for the tax year ended March 18, 1999 be increased by approximately $80.4 million based on the assertion that Old Pulitzer was required to recognize a taxable gain in that amount as a result of the Spin-off.

     Because the Company disagrees with the IRS' position and, in fact, believes that Old Pulitzer did not realize any taxable gain in connection with the Spin-off, the Company has contested the IRS' proposed increase in a formal written protest filed with the Appeals Office of the IRS in January 2002. While there can be no assurance that the Company will completely prevail in its position, it believes that the IRS' position is not supported by the facts or applicable legal authorities and intends to vigorously contest the IRS' determination. It thus has not accrued any liability in connection with this matter. If the IRS were completely successful in its proposed adjustment, the Company's indemnification obligation would be approximately $29.3 million, plus applicable interest, and any indemnification payment would be recorded as an adjustment to additional paid-in capital.

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

Herald's interest in PD LLC, together with Herald's interest, if any, in another limited liability company in which the Company is the managing member and which is engaged in the business of delivering publications and products in the greater St. Louis metropolitan area ("DS LLC"). The redemption price for Herald's interest will be determined pursuant to a formula yielding an amount which will result in the present value to May 1, 2000 of the after-tax cash flows to Herald (based on certain assumptions) from PD LLC, including the initial distribution and the special distribution described below, if any, and from DS LLC, being equal to $275,000,000. In the event that PD LLC has an increase in the tax basis of its assets as a result of Herald's recognizing taxable income from certain transactions effected under the agreement governing the contributions of the Company and Herald to PD LLC and the Operating Agreement or from the transactions effected in connection with the organization of DS LLC, Herald generally will be entitled to receive a special distribution from PD LLC in an amount that corresponds, approximately, to the present value after-tax benefit to the members of PD LLC of the tax basis increase. Upon the termination of PD LLC and DS LLC, which will be on May 1, 2015 (unless Herald exercises the redemption right described above), Herald will be entitled to the liquidation value of its interest in PD LLC and DS LLC. The Company may purchase Herald's interest at that time for an amount equal to what Herald would be entitled to receive on liquidation of PD LLC and DS LLC. That amount will be equal to the amount of its capital accounts, after allocating the gain or loss that would result from a cash sale of PD LLC's and DS LLC's assets for their fair market value at that time. Herald's share of such gain or loss generally will be 5 percent, but will be reduced (but not below 1 percent) to the extent that the present value to May 1, 2000 of the after-tax cash flows to Herald from PD LLC and from DS LLC, including the initial distribution, the special distribution described above, if any, and the liquidation amount (based on certain assumptions), exceeds $325,000,000.

NEW ACCOUNTING PRONOUNCEMENTS

     In July 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 141, Business Combinations and SFAS No. 142, Goodwill and Other Intangible Assets. SFAS No. 141 requires that all business combinations be accounted for under the purchase method. The statement further requires separate recognition of intangible assets that meet certain criteria. The statement applies to all business combinations initiated after June 30, 2001.

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

     The Company's preliminary evaluations indicate that no impairment reserves will be necessary following the Company's adoption of SFAS No. 142, and that $21.6 million of intangible asset amortization that negatively impacted 2001 earnings per diluted share from continuing operations by $0.69 will not be present in 2002.

     The Company has given early adoption to SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, in presenting the results and the gain or loss from sale of properties sold during 2001, and, accordingly, has reflected the results of operations and the associated gains or losses on sales of properties in 2001 as a component of discontinued operations for all periods presented.

     In 2001, the Company recorded a pretax loss of $4.1 million related to the sale of its daily newspaper located in Troy, Ohio and the sale of its St. Louis Internet Service Provider (ISP) business and a pretax gain of $1.4 million resulting from the sale of its weekly newspaper in Petaluma, California. The operating results and related gain or loss on the sale of these properties in 2001 along with their operating results for 2000 and 1999 have been presented as discontinued operations in accordance with SFAS No. 144 in the Company's consolidated statements of income included in Item 8 of this Annual Report on Form 10-K. Discontinued operations in 1999 also include the Broadcasting Business owned by Old Pulitzer prior to the Merger,

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS -- CONTINUED

including the allocation of all long-term debt balances and related interest expense amounts of Old Pulitzer prior to the Merger.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The primary raw material used in the Company's operations is newsprint, representing 14.5 to 18.9 percent of operating expenses over the last five years. For 2001, the Company's annual newsprint cost, including its 50 percent share related to the operations of TNI Partners, reflected consumption of approximately 109,000 metric tons. Based on the Company's current level of newspaper operations, expected annual newsprint consumption for 2002 is estimated to be in the range of 110,000 metric tons. Historically, newsprint has been subject to significant price fluctuations from year to year, unrelated in many cases to general economic conditions. In the last five years, the Company's average annual cost per ton of newsprint has varied from its peak price by approximately 25 percent. For every one-dollar change in the Company's average annual cost per metric ton of newsprint, pre-tax income would change by approximately $110,000, assuming annual newsprint consumption of 110,000 metric tons. The Company attempts to obtain the best price available by combining newsprint purchases for its different newspaper locations with those of other newspaper companies. The Company considers its relationship with newsprint producers to be good. The Company does not enter into derivative contracts for newsprint.

     At December 31, 2001, the Company had $306 million of outstanding debt pursuant to the Loan. The Loan bears interest at a fixed annual rate of 8.05 percent. Consequently, if held to maturity, the Loan will not expose the Company to market risks associated with general fluctuations in interest rates.

     In December 2001, the Company entered into an interest rate swap contract to convert a portion of the Company's fixed rate debt to a variable rate. The interest rate swap has a $50 million notional amount and matures on April 28, 2009. Under the terms of the agreement, the Company pays interest at a variable rate based upon LIBOR plus 2.365 percent and receives interest at a fixed rate of 8.05 percent. The floating interest rate re-prices semiannually. The impact of the swap results in approximately 16.3 percent of the Company's long-term debt being subject to variable interest rates.

     As of December 31, 2001, the fair value of the interest rate swap represented an unrealized loss of $800,000, which is offset by an unrealized gain of $800,000 on the related portion of the Company's long-term debt.

     Changes in market interest rates may cause the Company to incur higher net interest expense. For example, for every 1 percent increase in variable interest rates beyond 8.05 percent, the Company would incur approximately $500,000 in additional annual interest expense.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The following consolidated financial statements of Pulitzer Inc. and Subsidiaries are filed as part of this Annual Report on Form 10-K. Supplementary unaudited data with respect to the quarterly results of operations of the Company are set forth in the Notes to Consolidated Financial Statements.

PULITZER INC. AND SUBSIDIARIES

     Independent Auditors' Report

     Consolidated Statements of Income for each of the Three Years in the Period
        Ended December 31, 2001

     Consolidated Statements of Financial Position at December 31, 2001 and
        December 31, 2000

     Consolidated Statements of Stockholders' Equity for each of the Three Years in the Period Ended December 31, 2001

     Consolidated Statements of Cash Flows for each of the Three Years in the Period Ended December 31, 2001

     Notes to Consolidated Financial Statements for the Three Years in the
        Period Ended December 31, 2001

                          INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Stockholders of Pulitzer Inc.:

     We have audited the accompanying consolidated statements of financial position of Pulitzer Inc. and subsidiaries (the "Company") as of December 31, 2001 and 2000, and the related consolidated statements of income, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2001 and 2000, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2001 in conformity with accounting principles generally accepted in the United States of America.

/s/ DELOITTE & TOUCHE LLP

Saint Louis, Missouri
February 1, 2002

                         PULITZER INC. AND SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF INCOME

                                                                     YEARS ENDED DECEMBER 31,
                                                             -----------------------------------------
                                                                2001           2000           1999
                                                             -----------    -----------    -----------
                                                             (IN THOUSANDS, EXCEPT EARNINGS PER SHARE)
OPERATING REVENUES -- NET:
  Advertising:
     Retail..............................................     $118,189       $110,289       $ 89,030
     National............................................       26,049         23,216         15,965
     Classified..........................................      130,048        133,043        109,966
                                                              --------       --------       --------
          Total..........................................      274,286        266,548        214,961
     Preprints...........................................       47,679         42,388         31,673
                                                              --------       --------       --------
          Total advertising..............................      321,965        308,936        246,634
  Circulation............................................       81,200         80,517         73,748
  Other..................................................       10,341          7,706          3,874
                                                              --------       --------       --------
          Total operating revenues.......................      413,506        397,159        324,256
                                                              --------       --------       --------
OPERATING EXPENSES:
  Payroll and other personnel expense....................      175,743        157,224        129,047
  Newsprint expense......................................       56,372         55,539         44,403
  Stock option cash-outs and bonuses.....................                                     26,685
  St. Louis Agency adjustment............................                       9,363         25,029
  Depreciation...........................................       14,330         12,916          9,298
  Amortization...........................................       26,178         19,069          6,164
  Other expenses.........................................      114,996        105,145         87,502
                                                              --------       --------       --------
          Total operating expenses.......................      387,619        359,256        328,128
                                                              --------       --------       --------
  Equity in earnings of Tucson newspaper partnership.....       17,504         22,487         21,965
                                                              --------       --------       --------
  Operating income.......................................       43,391         60,390         18,093
  Interest income........................................        7,573         19,017         25,372
  Interest expense.......................................      (24,609)       (16,537)
  Net loss on marketable securities and investments......       (3,849)        (2,197)          (111)
  Equity in losses of joint venture investment...........       (1,156)        (1,728)
  Net other expense......................................         (204)          (109)          (189)
                                                              --------       --------       --------
INCOME FROM CONTINUING OPERATIONS BEFORE PROVISION FOR
  INCOME TAXES...........................................       21,146         58,836         43,165
PROVISION FOR INCOME TAXES (Note 11).....................        8,021         23,389         18,061
MINORITY INTEREST IN NET EARNINGS OF SUBSIDIARY (Note
  3).....................................................          839            849
                                                              --------       --------       --------
INCOME FROM CONTINUING OPERATIONS........................       12,286         34,598         25,104
INCOME (LOSS) FROM DISCONTINUED OPERATIONS, NET OF TAX
  (Note 4)...............................................       (1,624)           304        (23,596)
                                                              --------       --------       --------
NET INCOME...............................................     $ 10,662       $ 34,902       $  1,508
                                                              ========       ========       ========
BASIC EARNINGS PER SHARE OF STOCK (Note 14):
  Income from continuing operations......................     $   0.58       $   1.59       $   1.11
  Income (loss) from discontinued operations.............        (0.08)          0.01          (1.04)
                                                              --------       --------       --------
  Earnings per share.....................................     $   0.50       $   1.60       $   0.07
                                                              ========       ========       ========
  Weighted average number of shares outstanding..........       21,192         21,757         22,578
                                                              ========       ========       ========
DILUTED EARNINGS PER SHARE OF STOCK (Note 14):
  Income from continuing operations......................     $   0.58       $   1.59       $   1.11
  Income (loss) from discontinued operations.............        (0.08)          0.01          (1.04)
                                                              --------       --------       --------
  Earnings per share.....................................     $   0.50       $   1.60       $   0.07
                                                              ========       ========       ========
  Weighted average number of shares outstanding..........       21,364         21,786         22,601
                                                              ========       ========       ========

          See accompanying notes to consolidated financial statements.

                         PULITZER INC. AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF FINANCIAL POSITION

                                                                   DECEMBER 31,
                                                              -----------------------
                                                                 2001         2000
                                                              ----------   ----------
                                                                  (IN THOUSANDS)
ASSETS
CURRENT ASSETS:
  Cash and cash equivalents.................................  $  193,739   $   67,447
  Marketable securities (Note 6)............................                  126,866
  Trade accounts receivable (less allowance for doubtful
     accounts of $6,024 and $2,587).........................      52,033       53,912
  Inventory.................................................       5,124        5,468
  Income taxes receivable...................................       6,339        1,612
  Prepaid expenses and other................................      15,301       12,888
                                                              ----------   ----------
     Total current assets...................................     272,536      268,193
                                                              ----------   ----------
PROPERTIES:
  Land......................................................       7,741        7,959
  Buildings.................................................      54,451       53,922
  Machinery and equipment...................................     145,461      139,340
  Construction in progress..................................       5,620        2,984
                                                              ----------   ----------
     Total..................................................     213,273      204,205
  Less accumulated depreciation.............................     105,973       93,398
                                                              ----------   ----------
     Properties -- net......................................     107,300      110,807
                                                              ----------   ----------
INTANGIBLE AND OTHER ASSETS:
  Intangible assets -- net of amortization (Note 7).........     831,837      838,012
  Restricted cash (Note 8)..................................      24,810        9,810
  Other.....................................................      52,300       56,051
                                                              ----------   ----------
     Total intangible and other assets......................     908,947      903,873
                                                              ----------   ----------
       TOTAL................................................  $1,288,783   $1,282,873
                                                              ==========   ==========

                                                                     (Continued)

                         PULITZER INC. AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF FINANCIAL POSITION

                                                                   DECEMBER 31,
                                                              -----------------------
                                                                 2001         2000
                                                              ----------   ----------
                                                                  (IN THOUSANDS)
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
  Trade accounts payable....................................  $   10,761   $   14,463
  Salaries, wages and commissions...........................      13,825       14,886
  Interest payable..........................................       4,399        4,424
  Pension obligations (Note 9)..............................       4,678          611
  Acquisition payable.......................................       9,707        9,707
  Other.....................................................       8,164        5,483
                                                              ----------   ----------
     Total current liabilities..............................      51,534       49,574
                                                              ----------   ----------
LONG-TERM DEBT..............................................     306,000      306,000
                                                              ----------   ----------
PENSION OBLIGATIONS (Note 9)................................      28,132       28,470
                                                              ----------   ----------
POSTRETIREMENT AND POSTEMPLOYMENT BENEFIT OBLIGATIONS (Note
  10).......................................................      89,656       87,318
                                                              ----------   ----------
OTHER LONG-TERM LIABILITIES.................................      16,224       11,810
                                                              ----------   ----------
COMMITMENTS AND CONTINGENCIES (Note 15)
STOCKHOLDERS' EQUITY (Note 12):
  Preferred stock, $.01 par value; authorized -- 100,000,000 shares in 2001 and 2000; issued and
     outstanding -- none....................................
  Common stock, $.01 par value; authorized -- 100,000,000
     shares in 2001 and 2000; issued -- 9,679,738 in 2001
     and 9,414,704 in 2000..................................          97           94
  Class B common stock, convertible, $.01 par value;
     authorized -- 100,000,000 shares in 2001 and 2000;
     issued -- 13,059,077 in 2001 and 13,265,521 in 2000....         131          133
  Additional paid-in capital................................     430,647      427,214
  Retained earnings.........................................     430,840      434,580
  Accumulated other comprehensive loss......................      (2,482)        (368)
                                                              ----------   ----------
     Total..................................................     859,233      861,653
  Treasury stock -- at cost; 529,004 and 527,971 shares of
     common stock in 2001 and 2000, respectively, and
     1,000,000 shares of Class B common stock in 2001 and
     2000...................................................     (61,996)     (61,952)
                                                              ----------   ----------
     Total stockholders' equity.............................     797,237      799,701
                                                              ----------   ----------
       TOTAL................................................  $1,288,783   $1,282,873
                                                              ==========   ==========

                                                                     (Concluded)

          See accompanying notes to consolidated financial statements.

                         PULITZER INC. AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                                                                          ACCUMULATED
                                                       CLASS B   ADDITIONAL                  OTHER                      TOTAL
                                              COMMON   COMMON     PAID-IN     RETAINED   COMPREHENSIVE   TREASURY   STOCKHOLDERS'
                                              STOCK     STOCK     CAPITAL     EARNINGS   INCOME (LOSS)    STOCK        EQUITY
                                              ------   -------   ----------   --------   -------------   --------   -------------
                                                                                (IN THOUSANDS)
BALANCES AT JANUARY 1, 1999.................   $72      $270     $ 151,574    $422,329      $  (915)     $(187,973)   $385,357
Comprehensive income (loss):
 Net income.................................                                     1,508                                   1,508
 Other comprehensive income, net of
   tax-minimum pension liability
   adjustment...............................                                                    894                        894
 Other comprehensive income, net of
   tax-unrealized loss on marketable
   securities...............................                                                 (4,175)                    (4,175)
                                                                                                                      --------
 Comprehensive (loss).......................                                                                            (1,773)
                                                                                                                      --------
 Issuance of common stock grants............                           610                                                 610
 Common stock options exercised.............     1                   2,280                                               2,281
 Conversion of Class B common stock to
   common stock.............................    12       (12)
 Common stock issued under Employee Stock
   Purchase Plan............................                           191                                                 191
 Tax benefit from stock options exercised...                         2,318                                               2,318
 Cash dividends declared $0.45 per share of
   common and Class B common................                                   (10,161)                                (10,161)
 Purchase of treasury stock.................                                                              (21,816)     (21,816)
 Cancellation of treasury stock.............            (117)     (187,966)                               188,083
 Divestiture of Broadcasting Business, net
   of Transaction costs and Working Capital
   Adjustment...............................                       456,444                                             456,444
                                               ---      ----     ---------    --------      -------      --------     --------
BALANCES AT DECEMBER 31, 1999...............    85       141       425,451     413,676       (4,196)      (21,706)     813,451
Comprehensive income:
 Net income.................................                                    34,902                                  34,902
 Other comprehensive income, net of
   tax-minimum pension liability
   adjustment...............................                                                   (118)                      (118)
 Other comprehensive income, net of
   tax-unrealized gain on marketable
   securities...............................                                                  3,946                      3,946
                                                                                                                      --------
 Comprehensive income.......................                                                                            38,730
                                                                                                                      --------
 Issuance of common stock grants............                           451                                                 451
 Common stock options exercised.............                           300                                                 300
 Conversion of Class B common stock to
   common stock.............................     8        (8)
 Common stock issued under Employee Stock
   Purchase Plan............................     1                     997                                                 998
 Tax benefit from stock options exercised...                            15                                                  15
 Cash dividends declared $0.64 per share of
   common and Class B common................                                   (13,998)                                (13,998)
 Purchase of treasury stock.................                                                              (40,246)     (40,246)
                                               ---      ----     ---------    --------      -------      --------     --------
BALANCES AT DECEMBER 31, 2000...............    94       133       427,214     434,580         (368)      (61,952)     799,701
Comprehensive income:
 Net income.................................                                    10,662                                  10,662
 Other comprehensive income, net of
   tax-minimum pension liability
   adjustment...............................                                                 (2,343)                    (2,343)
 Other comprehensive income, net of
   tax-unrealized gain on marketable
   securities...............................                                                    229                        229
                                                                                                                      --------
 Comprehensive income.......................                                                                             8,548
                                                                                                                      --------
 Issuance of common stock grants............                           767                                                 767
 Common stock options exercised.............     1                   1,787                                               1,788
 Conversion of Class B common stock to
   common stock.............................     2        (2)
 Common stock issued under Employee Stock
   Purchase Plan............................                           658                                                 658
 Tax benefit from stock options exercised...                           221                                                 221
 Cash dividends declared $0.68 per share of
   common and Class B common................                                   (14,402)                                (14,402)
 Purchase of treasury stock.................                                                                  (44)         (44)
                                               ---      ----     ---------    --------      -------      --------     --------
BALANCES AT DECEMBER 31, 2001...............   $97      $131     $ 430,647    $430,840      $(2,482)     $(61,996)    $797,237
                                               ===      ====     =========    ========      =======      ========     ========

                                                                     (Continued)
          See accompanying notes to consolidated financial statements.

                         PULITZER INC. AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                                       COMMON STOCK        CLASS B COMMON STOCK
                                                   --------------------    --------------------
                                                               HELD IN                 HELD IN
                                                    ISSUED     TREASURY     ISSUED     TREASURY
                                                   --------    --------    --------    --------
                                                                  (IN THOUSANDS)
SHARE ACTIVITY:
BALANCES AT JANUARY 1, 1999......................     7,243       (26)       27,020     (11,701)
  Issuance of common stock grants................         8
  Common stock options exercised.................        97
  Conversion of Class B common stock to common
     stock.......................................     1,187                  (1,187)
  Common stock issued under Employee Stock
     Purchase Plan...............................         5
  Purchase of treasury stock.....................                (528)
  Cancellation of treasury stock.................       (27)       27       (11,701)     11,701
                                                   --------     -----      --------    --------
BALANCES AT DECEMBER 31, 1999....................     8,513      (527)       14,132          --
  Issuance of common stock grants................         2
  Common stock options exercised.................         8
  Conversion of Class B common stock to common
     stock.......................................       866                    (866)
  Common stock issued under Employee Stock
     Purchase Plan...............................        26
  Purchase of treasury stock.....................                  (1)                   (1,000)
                                                   --------     -----      --------    --------
BALANCES AT DECEMBER 31, 2000....................     9,415      (528)       13,266      (1,000)
  Issuance of common stock grants Common stock
     options exercised...........................        44
  Conversion of Class B common stock to common
     stock.......................................       207                    (207)
  Common stock issued under Employee Stock
     Purchase Plans..............................        14
  Purchase of treasury stock.....................                  (1)
                                                   --------     -----      --------    --------
BALANCES AT DECEMBER 31, 2001....................     9,680      (529)       13,059      (1,000)
                                                   ========     =====      ========    ========

                                                                     (Concluded)

          See accompanying notes to consolidated financial statements.

                         PULITZER INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                 YEARS ENDED DECEMBER 31,
                                                             --------------------------------
                                                               2001       2000        1999
                                                             --------   ---------   ---------
CONTINUING OPERATIONS
CASH FLOWS FROM OPERATING ACTIVITIES:
  Income from continuing operations........................  $ 12,286   $  34,598   $  25,104
  Adjustments to reconcile income from continuing
     operations to net cash provided by operating
     activities:
     Depreciation..........................................    14,330      12,916       9,298
     Amortization..........................................    26,178      19,069       6,164
     Deferred income taxes.................................     8,361       5,488      (4,938)
     (Gain)/Loss on sale of assets.........................      (602)      3,918       2,191
     Equity in losses of joint venture investment..........     1,156       1,728
     Changes in assets and liabilities (net of the effects
       of the purchase of properties) which provided (used)
       cash:
       Trade accounts receivable...........................       969      (1,762)        736
       Inventory...........................................       209       1,165      (2,559)
       Other assets........................................      (948)        746      10,582
       Trade accounts payable and other liabilities........     8,832       3,899      11,810
       Income taxes receivable/(payable)...................    (4,722)     16,667     (21,111)
                                                             --------   ---------   ---------
NET CASH FROM OPERATING ACTIVITIES.........................    66,049      98,432      37,277
                                                             --------   ---------   ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures.....................................   (13,856)     (8,608)     (9,980)
  Purchases of newspaper properties and routes, net of cash
     acquired..............................................   (41,130)   (685,759)     (1,776)
  Purchases of marketable securities.......................   (19,824)    (93,220)   (907,636)
  Sales of marketable securities...........................   145,968     414,523     445,424
  Investment in joint ventures and limited partnerships....    (4,778)     (9,384)    (12,396)
  Increase in restricted cash..............................   (15,000)     (9,810)
  Decrease (increase) in notes receivable..................      (170)        180          79
                                                             --------   ---------   ---------
NET CASH FROM INVESTING ACTIVITIES.........................    51,210    (392,078)   (486,285)
                                                             --------   ---------   ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from issuance of long-term debt.................               306,000
  Dividends paid...........................................   (14,402)    (13,998)    (13,535)
  Proceeds from exercise of stock options..................     1,788         300       2,281
  Proceeds from employee stock purchase plan...............       658         998         191
  Purchase of treasury stock...............................       (44)    (40,246)    (21,816)
                                                             --------   ---------   ---------
NET CASH FROM FINANCING ACTIVITIES.........................   (12,000)    253,054     (32,879)
                                                             --------   ---------   ---------
CASH FROM CONTINUING OPERATIONS............................   105,259     (40,592)   (481,887)
                                                             --------   ---------   ---------
                                                                                  (Continued)

                         PULITZER INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                 YEARS ENDED DECEMBER 31,
                                                              -------------------------------
                                                                2001       2000       1999
                                                              --------   --------   ---------
DISCONTINUED OPERATIONS
  Operating activities......................................     1,532      1,976     (20,636)
  Investing activities:
     Capital expenditures...................................       (15)      (114)     (2,428)
     Sale of properties.....................................    19,516                  8,300
  Financing activities:
     Proceeds from issuance of long-term debt...............                          700,000
     Repayments of long-term debt...........................                         (172,705)
     Payment of Spin-off and Merger Transaction costs.......                          (31,763)
     Payment of working capital adjustment related to
       Merger...............................................                           (2,875)
                                                              --------   --------   ---------
CASH FROM DISCONTINUED OPERATIONS...........................    21,033      1,862     477,893
                                                              --------   --------   ---------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS........   126,292    (38,730)     (3,994)
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR..............    67,447    106,177     110,171
                                                              --------   --------   ---------
CASH AND CASH EQUIVALENTS AT END OF YEAR....................  $193,739   $ 67,447   $ 106,177
                                                              ========   ========   =========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Cash paid (received) during the year for:
     Interest paid..........................................  $ 24,634   $ 12,113   $   8,429
     Interest received......................................    (9,161)   (23,323)    (19,816)
     Income taxes...........................................     3,914     20,059      35,550
     Income tax refunds.....................................    (2,896)   (18,049)     (3,671)
SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING
  AND FINANCING ACTIVITIES:
  Divestiture of broadcasting business -- decrease in Net
     Liabilities of Broadcasting Business and increase in
     Additional Paid-in Capital.............................                          495,335
  Spin-off and Merger Transaction costs -- decrease in Other
     Assets and decrease in Additional Paid-In Capital......                            4,253
  Increase in Dividends Payable and decrease in Retained
     Earnings Cancellation of treasury stock:
     Decrease in Treasury Stock and Class B Common Stock....                              117
     Decrease in Treasury Stock and Additional Paid-in
       Capital..............................................                          187,966

                                                                     (Concluded)

          See accompanying notes to consolidated financial statements.

                         PULITZER INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 YEARS ENDED DECEMBER 31, 2001, 2000, AND 1999

1. BASIS OF PRESENTATION

     The consolidated financial statements reflect the results of Pulitzer Inc.'s (the "Company") newspaper publishing and new media operations located in 14 markets in the United States.

     On March 18, 1999, the spin-off of the newspaper publishing and related new media businesses formerly operated by Pulitzer Publishing Company ("Old Pulitzer") was completed with the Company commencing operations as an independent publicly traded newspaper publishing and new media company (the "Spin-off"). Following the Spin-off, Old Pulitzer with its remaining broadcasting business ("Broadcasting Business") was merged with and into Hearst-Argyle Television, Inc. ("Hearst-Argyle") in exchange for the issuance to Old Pulitzer's stockholders of 37,096,774 shares of Hearst-Argyle's Series A common stock (the "Merger"). The Merger and Spin-off are collectively referred to as the "Broadcast Transaction."

     As a result of the Broadcast Transaction, the Company is the continuing entity for financial reporting purposes. Old Pulitzer's historical basis in its newspaper publishing and related new media assets and liabilities has been carried over to the Company. The distribution of the net liabilities of the Broadcasting Business has been recorded as a capital contribution to the Company. The Broadcast Transaction represents a reverse-spin transaction and, accordingly, the Company's results of operations for periods prior to the consummation of the Broadcast Transaction are identical to the historical results previously reported by Old Pulitzer. Results of the Company's newspaper publishing and related new media businesses are reported as continuing operations in the consolidated statements of income. The results of the Broadcasting Business prior to the Merger are reported as discontinued operations. Additionally, sales of various properties in 2001 are also reported as discontinued operations for all periods presented.

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

     Fiscal Year -- The Company's fiscal year ends on the last Sunday of the calendar year, which in 2000 resulted in a 14 week fourth quarter and a 53-week year. In 2001 and 1999, the fourth quarter was 13 weeks and the year was 52 weeks. For ease of presentation, the Company has used December 31 as the year-end.

     Cash Equivalents -- For purposes of reporting cash flows, the Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

     Marketable Securities -- Marketable securities consist of fixed income securities, including, but not limited to, debt securities issued by the U.S. government and related agencies, municipal securities, corporate securities and various asset-backed securities. Marketable securities are recorded at fair value with unrealized gains and losses reported, net of tax, as a component of other comprehensive income. The basis of cost used in determining realized gains and losses is specific identification. The fair value of all securities is determined by quoted market prices. All of the Company's marketable securities represent "available-for-sale" securities as defined by the provisions of Statement of Financial Accounting Standards ("SFAS") No. 115.

     Accounts receivable -- The Company evaluates its allowances for uncollectible trade accounts receivable based on customers' credit history, payment trends, and other economic factors to the extent available.

     Inventory Valuation -- Inventory, which consists primarily of newsprint, is stated at the lower of cost (determined using the last-in, first-out method) or market. If the first-in, first-out cost method had been used, inventory would have been reduced by $75,000 at December 31, 2001 and inventory would have increased by $726,000 at December 31, 2000. Ink and other miscellaneous supplies are expensed as purchased.

                         PULITZER INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
          YEARS ENDED DECEMBER 31, 2001, 2000, AND 1999 -- (CONTINUED)

     Property and Depreciation -- Property is recorded at cost. Depreciation is computed using the straight-line method over the estimated useful lives of the individual assets. Buildings are depreciated over 15 to 40 years and all other property over lives ranging from 3 to 15 years.

     Intangible Assets -- Goodwill is being amortized over a life of 40 years while other intangible assets are being amortized over lives ranging from 4 to 23 years. In addition, the intangible asset relating to the Company's additional minimum pension liability under SFAS No. 87 is adjusted annually, as necessary, when a new determination of the amount of the additional minimum pension liability is made.

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

     Employee Benefit Plans -- The Company and its subsidiaries have several noncontributory defined benefit pension plans covering a significant portion of their employees. Benefits under the plans are generally based on salary and years of service. The Company's liability and related expense for benefits under the plans are recorded over the service period of active employees based upon annual actuarial calculations. Plan funding strategies are influenced by tax regulations. Plan assets consist primarily of cash, government and corporate bonds, and corporate equity securities.

     The Company provides retiree medical and life insurance benefits under varying postretirement plans at several of its operating locations. In addition, the Company provides postemployment disability benefits to certain former employee groups prior to retirement. The significant portion of these benefits results from plans at the St. Louis Post-Dispatch (the "Post-Dispatch"). The Company's liability and related expense for benefits under the postretirement plans are recorded over the service period of active employees based upon annual actuarial calculations. The Company accrues postemployment disability benefits when it becomes probable that such benefits will be paid and when sufficient information exists to make reasonable estimates of the amounts to be paid. All of the Company's postretirement and postemployment benefits are principally funded on a pay-as-you-go basis.

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

     Stock-Based Compensation Plans -- The Company applies the provisions of Accounting Principles Board Opinion No. 25 ("APB 25"), Accounting for Stock Issued to Employees, and related interpretations to account for its employee stock option plans. As a consequence, compensation expense is not recorded by the Company for the issuance of stock options or for shares purchased under the employee stock purchase plans.

     Earnings Per Share of Stock -- Basic earnings per share of stock is computed using the weighted average number of common and Class B common shares outstanding during the applicable period. Diluted earnings per share of stock is computed using the weighted average number of common and Class B common shares outstanding and common stock equivalents. (see Note 14)

     Segment Information -- Prior to the Broadcast Transaction (see Note 1), the Company's operations included both a publishing and broadcast segment. As a result of the Broadcast Transaction, the broadcast segment has been presented as discontinued operations in the consolidated financial statements. The

                         PULITZER INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
          YEARS ENDED DECEMBER 31, 2001, 2000, AND 1999 -- (CONTINUED)

Company's remaining reportable segment, publishing, aggregates its combined St. Louis operations and Pulitzer Newspapers, Inc. operating segments.

     Derivative Instruments and Hedging Activities -- In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, which after being amended by SFAS Nos. 137 and 138, is effective for fiscal years beginning after June 15, 2000. SFAS No. 133 establishes accounting and reporting standards for derivative instruments including certain derivative instruments embedded in other contracts and hedging activities. The Company recorded no transition adjustment upon adoption of SFAS No. 133 on January 1, 2001.

     In December 2001, the Company entered into an interest rate swap to convert a portion of its fixed rate debt to a variable rate. The swap is designated as a fair-value hedge, and the Company employs the shortcut method which results in the offsetting of changes in the fair-value of the swap and related debt.

     New Accounting Pronouncements -- In July 2001, The Financial Accounting Standards Board issued SFAS No. 141, Business Combinations and SFAS No. 142, Goodwill and Other Intangible Assets. SFAS No. 141 requires that all business combinations be accounted for under the purchase method. The statement further requires separate recognition of intangible assets that meet certain criteria. The statement applies to all business combinations initiated after June 30, 2001.

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

     The Company's preliminary evaluations indicate that no impairment reserves will be necessary upon implementation of SFAS No. 142 on December 31, 2001, and that $21,600,000 of goodwill amortization that negatively impacted 2001 earnings per diluted share from continuing operations by $0.69 will not be present in 2002.

     The Company has early adopted SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. In accordance with the provisions of SFAS No. 144, the operations and related gains and losses on properties sold in 2001 have been presented as discontinued operations in the accompanying consolidated statements of income.

     Use of Estimates -- The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of revenues and expenses during the reporting period. Actual results may differ from those estimates. Significant estimates utilized in preparing the accompanying consolidated financial statements include the Company's allowance for doubtful accounts, reserves for self-insured benefit plans related to health benefits, and pension liabilities.

     Reclassifications -- Certain reclassifications have been made to the 2000 and 1999 consolidated financial statements to conform to the 2001 presentation.

3. AGENCY AGREEMENTS

     On May 1, 2000, the Company and The Herald Company, Inc. ("Herald") completed the transfer of their respective interests in the assets and operations of the Post-Dispatch and certain related businesses to a new joint venture (the "Venture"), known as St. Louis Post-Dispatch LLC ("PD LLC"). The Company controls and manages PD LLC. Under the terms of the operating agreement governing PD LLC (the

                         PULITZER INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
          YEARS ENDED DECEMBER 31, 2001, 2000, AND 1999 -- (CONTINUED)

"Operating Agreement"), the Company holds a 95 percent interest in the results of operations of PD LLC and Herald holds a 5 percent interest. Herald's 5 percent interest is reported as "Minority Interest in Net Earnings of Subsidiary" in the consolidated statements of income for 2001 and 2000. Also, under the terms of the Operating Agreement, Herald received on May 1, 2000 a cash distribution of $306,000,000 from PD LLC. This distribution was financed by a $306,000,000 borrowing by PD LLC ("Loan") (see Note 8). The Company's entry into the Venture was treated as a purchase for accounting purposes.

     During the first ten years of its term, PD LLC is restricted from making distributions (except under specified circumstances), capital expenditures and member loan repayments unless it has set aside out of its cash flow a reserve equal to the product of $15,000,000 and the number of years since May 1, 2000, but not in excess of $150,000,000. On May 1, 2010, Herald will have a one-time right to require PD LLC to redeem Herald's interest in PD LLC, together with Herald's interest, if any, in another limited liability company in which the Company is the managing member and which is engaged in the business of delivering publications and products in the greater St. Louis metropolitan area ("DS LLC"). The redemption price for Herald's interest will be determined pursuant to a formula yielding an amount which will result in the present value to May 1, 2000 of the after-tax cash flows to Herald (based on certain assumptions) from PD LLC, including the initial distribution and the special distribution described below, if any, and from DS LLC, being equal to $275,000,000. In the event that PD LLC has an increase in the tax basis of its assets as a result of Herald's recognizing taxable income from certain transactions effected under the agreement governing the contributions of the Company and Herald to PD LLC and the Operating Agreement or from the transactions effected in connection with the organization of DS LLC, Herald generally will be entitled to receive a special distribution from PD LLC in an amount that corresponds, approximately, to the present value after-tax benefit to the members of PD LLC of the tax basis increase. Upon the termination of PD LLC and DS LLC, which will be on May 1, 2015 (unless Herald exercises the redemption right described above), Herald will be entitled to the liquidation value of its interest in PD LLC and DS LLC. The Company may purchase Herald's interest at that time for an amount equal to what Herald would be entitled to receive on liquidation of PD LLC and DS LLC. That amount will be equal to the amount of its capital accounts, after allocating the gain or loss that would result from a cash sale of PD LLC's and DS LLC's assets for their fair market value at that time. Herald's share of such gain or loss generally will be 5 percent, but will be reduced (but not below 1 percent) to the extent that the present value to May 1, 2000 of the after-tax cash flows to Herald from PD LLC and from DS LLC, including the initial distribution, the special distribution described above, if any, and the liquidation amount (based on certain assumptions), exceeds $325,000,000.

     Prior to May 1, 2000, the operations of the Post-Dispatch and certain related businesses, referred to as the "St. Louis Agency", were governed by the St. Louis Agency Agreement dated March 1, 1961, as amended, between the Company and Herald. Under that agreement, the Company and Herald generally shared one-half of the operating profits and losses, as well as capital expenditures, on a 50-50 basis. For operations prior to May 1, 2000, Herald's 50 percent share of the St. Louis Agency profit is reported as an operating expense under the caption "St. Louis Agency adjustment" in the accompanying consolidated statements of income.

     In Tucson, Arizona, a separate partnership, TNI Partners, ("TNI"), acting as agent for the Arizona Daily Star (the "Star", a newspaper owned by the Company) and the Tucson Citizen (the "Citizen", a newspaper owned by Gannett Co., Inc.), is responsible for printing, delivery, advertising, and circulation of the Star and the Citizen. TNI collects all of the receipts and income relating to the Star and the Citizen and pays all operating expenses incident to the partnership's operations and publication of the newspapers. Each newspaper is solely responsible for its own news and editorial content. Net income or net loss of TNI is allocated equally to the Star and the Citizen. The Company's 50 percent share of TNI's operating results is presented as a single component of operating income in the accompanying consolidated statements of income.

                         PULITZER INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
          YEARS ENDED DECEMBER 31, 2001, 2000, AND 1999 -- (CONTINUED)

     Summarized financial information for TNI is as follows:

                                                                DECEMBER 31,
                                                              -----------------
                                                               2001      2000
                                                              -------   -------
                                                               (IN THOUSANDS)
Current assets..............................................  $15,188   $16,677
Current liabilities.........................................  $ 8,917   $ 7,879
Partners' equity............................................  $ 6,271   $ 8,798

                                                          YEAR ENDED DECEMBER 31,
                                                       ------------------------------
                                                         2001       2000       1999
                                                       --------   --------   --------
                                                               (IN THOUSANDS)
Operating revenues...................................  $107,238   $121,150   $114,426
Operating income.....................................  $ 35,008   $ 44,974   $ 43,930
Company's share of operating income..................  $ 17,504   $ 22,487   $ 21,965

4. DISCONTINUED OPERATIONS

     In 2001, the Company recorded a pretax loss of approximately $4,100,000 related to the sale of its daily newspaper located in Troy, Ohio and the sale of its St. Louis Internet Service Provider (ISP) business and a pretax gain of approximately $1,400,000 resulting from the sale of its weekly newspaper in Petaluma, California. The operating results and related gain or loss on the sale of these properties in 2001 along with their operating results for 2000 and 1999 have been presented as discontinued operations in the accompanying consolidated statements of income.

     Discontinued operations in 1999 also include the Broadcasting Business owned by Old Pulitzer prior to the Merger, including the allocation of all long-term debt balances and related interest expense amounts of Old Pulitzer prior to the Merger. The net liability balance of the Broadcasting Business as of March 18, 1999, including the $700,000,000 of debt incurred as part of the Broadcast Transaction, was contributed to "Additional Paid-in Capital" of the Company at the time of the Merger.

     The net income/(loss) from discontinued operations, without allocation of any general corporate expense, is reflected in the consolidated statements of income as "Income (Loss) from Discontinued Operations, Net of Tax" and is summarized as follows:

                                                           YEAR ENDED DECEMBER 31,
                                                         ----------------------------
                                                          2001      2000     1999(A)
                                                         -------   -------   --------
                                                                (IN THOUSANDS)
Operating revenues.....................................  $ 2,466   $10,382   $ 55,536
Operating expenses.....................................    3,211     9,863     68,172
                                                         -------   -------   --------
Operating income (loss)................................     (745)      519    (12,636)
Interest expense.......................................                  9      3,123
Loss on sale of assets.................................    2,671
Loss on extinguishment of debt(b)......................                        17,955
                                                         -------   -------   --------
Income (loss) before income taxes......................   (3,416)      510    (33,714)
Income tax provision (benefit).........................   (1,792)      206    (10,118)
                                                         -------   -------   --------
Net income (loss)......................................  $(1,624)  $   304   $(23,596)
                                                         =======   =======   ========

                         PULITZER INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
          YEARS ENDED DECEMBER 31, 2001, 2000, AND 1999 -- (CONTINUED)

---------------

(a) The Company's results for 1999 reflect the operations of the Broadcast Business only through March 18, 1999, the date of the Merger, and include approximately $25,305,000 of stock option cash-outs and bonus payments to employees of the broadcasting business in connection with the Merger on March 18, 1999.

(b) On March 18, 1999, in connection with the Spin-off and Merger, Old Pulitzer prepaid its existing long-term debt and incurred a prepayment penalty of approximately $17,205,000. This prepayment penalty, along with the write-off of deferred financing fees of approximately $750,000, has been included in the results of discontinued operations for 1999.

5. ACQUISITION OF PROPERTIES

     On February 1, 2001, the Company, through its Pulitzer Newspapers, Inc. ("PNI") Group, acquired in an asset purchase The Lompoc Record, a daily newspaper located in Lompoc, California, and during the second half of 2000 and in 2001, acquired several weekly newspapers (in separate transactions) that complement its daily newspapers in several markets (collectively the "PNI Acquisitions.").

     On August 10, 2000, the Company acquired the assets of the Suburban Newspapers of Greater St. Louis, LLC and the stock of The Ladue News, Inc. (collectively the "Suburban Journals") for approximately $172,000,000, excluding acquisition costs and a separate payment for working capital of approximately $7,000,000 (the "Journals Acquisition"). The Suburban Journals are a group of weekly papers and various niche publications that serve the greater St. Louis, Missouri metropolitan area. The Company funded this acquisition with internal cash generated from the sale of a portion of its marketable security investments.

     On January 11, 2000, the Company acquired in an asset purchase The Pantagraph, a daily and Sunday newspaper that serves the central Illinois cities of Bloomington and Normal, and a group of seven community newspapers known as the Illinois Valley Press, from The Chronicle Publishing Company of San Francisco for an aggregate of $180,000,000, excluding acquisition costs ("The Pantagraph Acquisition"). The Company funded this acquisition with internal cash generated from the sale of a portion of its marketable security investments.

     In connection with The Pantagraph Acquisition, the Venture (See Note 3) and the Journals Acquisition (collectively, the "Newspaper Transactions"), the Company recorded goodwill of approximately $616,000,000.

     The following supplemental unaudited pro forma information shows the results of operations of the Company and its subsidiaries for fiscal 2000 and 1999 assuming the Newspaper Transactions and the Loan had been consummated at the beginning of each year. The unaudited pro forma financial information is not necessarily indicative either of results of operations that would have occurred had the Newspaper Transactions

                         PULITZER INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
          YEARS ENDED DECEMBER 31, 2001, 2000, AND 1999 -- (CONTINUED)

and Loan occurred at the beginning of each year, or of future results of operations (in thousands, except per share amounts).

                                                              YEAR ENDED DECEMBER 31,
                                                              -----------------------
                                                                 2000         1999
                                                              ----------   ----------
                                                                    (UNAUDITED)
Operating revenues -- net...................................   $429,636     $406,781
                                                               ========     ========
Operating income............................................   $ 69,703     $ 43,504
                                                               ========     ========
Income from continuing operations...........................   $ 31,198     $ 13,369
                                                               ========     ========
Basic earnings per share of stock:
  Income from continuing operations.........................   $   1.43     $   0.59
                                                               ========     ========
  Weighted average number of shares outstanding.............     21,757       22,578
                                                               ========     ========
Diluted earnings per share of stock:
  Income from continuing operations.........................   $   1.43     $   0.59
                                                               ========     ========
  Weighted average number of shares outstanding.............     21,786       22,601
                                                               ========     ========

     The pro forma results of the 2001 PNI Acquisitions have not been reflected in the above pro forma amounts because the impact was not significant to the Company.

6. MARKETABLE SECURITIES

     As of December 31, 2001, the Company had no investments classified as available for sale securities. Investments classified as available for sale securities at December 31, 2000 consisted of the following:

                                                           GROSS        GROSS
                                             AMORTIZED   UNREALIZED   UNREALIZED
                                               COST        GAINS        LOSSES     FAIR VALUE
                                             ---------   ----------   ----------   ----------
Debt securities issued by the U.S.
  Government and agencies..................  $ 80,933       $369        $(170)      $ 81,132
Municipal securities.......................     5,522                    (164)         5,358
Corporate securities.......................    17,791         55         (200)        17,646
Mortgage-backed securities.................     5,652         87          (12)         5,727
Other debt securities......................    17,344         48         (389)        17,003
                                             --------       ----        -----       --------
  Total investments........................  $127,242       $559        $(935)      $126,866
                                             ========       ====        =====       ========

     For the year ended December 31, 2001, proceeds from the sale of marketable securities were $145,968,000 resulting in gross realized gains and losses of $1,223,000 and $621,000, respectively. In addition, net unrealized losses of $229,000, after tax, are included in other comprehensive income for the year ended December 31, 2001.

     For the year ended December 31, 2000, proceeds from sales of marketable securities were $414,523,000, resulting in gross realized gains and losses of $344,000 and $4,262,000, respectively. In addition, net unrealized gains of $3,946,000, after tax, are included in other comprehensive income for the year ended December 31, 2000.

                         PULITZER INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
          YEARS ENDED DECEMBER 31, 2001, 2000, AND 1999 -- (CONTINUED)

7. INTANGIBLE ASSETS

     Intangible assets consist of the following:

                                                                 DECEMBER 31,
                                                              -------------------
                                                                2001       2000
                                                              --------   --------
                                                                (IN THOUSANDS)
Goodwill....................................................  $800,673   $797,954
Intangible pension asset (Note 9)...........................       592      2,442
Advertising base, subscriber lists & other..................    99,962     80,602
                                                              --------   --------
          Total.............................................   901,227    880,998
Less accumulated amortization...............................    69,390     42,986
                                                              --------   --------
Total intangible assets -- net..............................  $831,837   $838,012
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

     The terms of the Loan contain certain covenants and conditions including the maintenance of cash flow and various other financial ratios, minimum net worth requirements and limitations on the incurrence of other debt. In addition, the Loan agreement requires that PD LLC maintain a minimum reserve balance consisting of cash and investments in U.S. government securities, totaling approximately $24,810,000 as of December 31, 2001. The Loan agreement provides for a $3,750,000 quarterly increase in the minimum reserve balance until the balance reserved reaches $150,000,000.

     In December 2001, the Company entered into an interest rate swap contract to convert a portion of the Company's fixed rate debt to a variable rate. The interest swap has a $50,000,000 notional amount and matures on April 28, 2009. Under the terms of the agreement, the Company pays interest at a variable rate based upon LIBOR plus 2.365 percent and receives interest at a fixed rate of
8.05 percent. The floating interest rate re-prices quarterly. The impact of the swap results in approximately 16.3 percent of the Company's long-term debt being subject to variable interest rates.

     As of December 31, 2001, the fair value of the interest rate swap represented an unrealized loss of $800,000 which is offset by an unrealized gain of $800,000 on the related portion of the long-term debt.

                         PULITZER INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
          YEARS ENDED DECEMBER 31, 2001, 2000, AND 1999 -- (CONTINUED)

9. PENSION PLANS

     The pension cost components for the Company's pension plans are as follows:

                                                                 YEAR ENDED DECEMBER 31,
                                                              -----------------------------
                                                                2001       2000      1999
                                                              --------   --------   -------
                                                                     (IN THOUSANDS)
Service cost for benefits earned during the year............  $  3,775   $  3,275   $ 3,212
Interest cost on projected benefit obligation...............     9,043      8,792     7,598
Expected return on plan assets..............................   (10,003)   (10,118)   (8,715)
Amortization of prior service cost..........................       284        284       (18)
Amortization of transition obligation.......................       181        181       211
Amortization of gain........................................      (494)    (1,756)     (239)
Cost for special termination benefits.......................       380        761
                                                              --------   --------   -------
Net periodic pension cost...................................  $  3,166   $  1,419   $ 2,049
                                                              ========   ========   =======

                                                                 DECEMBER 31,
                                                              -------------------
                                                                2001       2000
                                                              --------   --------
                                                                (IN THOUSANDS)
Change in benefit obligation:
Benefit obligation at beginning of year.....................  $125,993   $116,622
Service cost................................................     3,775      3,275
Interest cost...............................................     9,043      8,792
Actuarial loss..............................................     2,457      3,704
Benefits paid...............................................    (6,545)    (7,161)
Special termination benefits................................       380        761
                                                              --------   --------
Benefit obligation at end of year...........................   135,103    125,993
                                                              --------   --------
Change in plan assets:
Fair value of plan assets at beginning of year..............   114,625    122,261
Actual loss on plan assets..................................    (9,686)    (1,189)
Employer contributions......................................     1,435        714
Benefits paid...............................................    (6,545)    (7,161)
                                                              --------   --------
Fair value of plan assets at end of year....................    99,829    114,625
                                                              --------   --------
Funded status -- benefit obligation in excess of plan
  assets....................................................    35,274     11,368
Unrecognized net actuarial gain (loss)......................    (4,927)    17,281
Unrecognized prior service cost.............................    (1,400)    (1,684)
Unrecognized transition obligation..........................      (373)      (554)
Contribution adjustment.....................................      (431)
                                                              --------   --------
Net amount recognized.......................................  $ 28,143   $ 26,411
                                                              ========   ========
Amounts recognized in the Statement of Financial Position
  consist of:
  Accrued benefit liability.................................  $ 32,810   $ 29,081
  Intangible asset (Note 7).................................      (592)    (2,442)
  Accumulated other comprehensive income....................    (4,075)      (228)
                                                              --------   --------
Net amount recognized.......................................  $ 28,143   $ 26,411
                                                              ========   ========

     The projected benefit obligation, accumulated benefit obligation and fair value of plan assets for the pension plans with accumulated benefit obligations in excess of plan assets were $135,103,000, $127,618,000

                         PULITZER INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
          YEARS ENDED DECEMBER 31, 2001, 2000, AND 1999 -- (CONTINUED)

and $99,829,000, respectively, at December 31, 2001 and $17,785,000, $17,573,000
and $0, respectively, at December 31, 2000.

     The projected benefit obligation was determined using assumed discount rates of 7.0, 7.5, and 7.75 percent at year-end 2001, 2000 and 1999, respectively. The expected long-term rate of return on plan assets was 9.0 percent for 2001 and 8.5 percent for 2000 and 1999. For those plans that pay benefits based on final compensation levels, the actuarial assumptions for overall annual rate of increase in future salary levels was 4.0 percent for 2001, and 5.0 percent for 2000 and 1999.

     Certain of the Company's employees participate in multi-employer retirement plans sponsored by their respective unions. Amounts charged to operations, representing the Company's required contributions to these plans in 2001, 2000 and 1999, were approximately $887,000, $952,000 and $963,000, respectively. These amounts have been recognized as an operating expense.

     The Company also sponsors an employee savings plan under Section 401(k) of the Internal Revenue Code. This plan covers substantially all employees. Contributions by the Company amounted to approximately $2,086,000, $1,919,000 and $1,687,000 for 2001, 2000 and 1999, respectively.

10. POSTRETIREMENT AND POSTEMPLOYMENT BENEFITS

     The net periodic postretirement benefit cost components related to continuing operations are as follows:

                                                                YEAR ENDED DECEMBER 31,
                                                              ---------------------------
                                                               2001      2000      1999
                                                              -------   -------   -------
                                                                    (IN THOUSANDS)
Service cost for benefits earned during the year............  $ 1,732   $ 1,213   $ 1,040
Interest cost on projected benefit obligation...............    6,380     5,117     4,020
Amortization of prior service cost..........................   (1,143)   (1,143)   (1,287)
Amortization of net gain....................................      360      (884)   (1,131)
                                                              -------   -------   -------
Net periodic postretirement benefit cost....................  $ 7,329   $ 4,303   $ 2,642
                                                              =======   =======   =======

     The Company funds its postretirement benefit obligation on a pay-as-you-go basis. For 2001, 2000, and 1999, the Company made payments of $5,326,000, $4,560,000, and $4,110,000, respectively.

                                                                DECEMBER 31,
                                                              -----------------
                                                               2001      2000
                                                              -------   -------
                                                               (IN THOUSANDS)
Benefit obligation at beginning of year.....................  $76,276   $68,223
Service cost................................................    1,732     1,213
Interest cost...............................................    6,380     5,117
Actuarial (gain)/loss.......................................   13,463    (6,283)
Benefits paid...............................................   (5,326)   (4,560)
                                                              -------   -------
Benefit obligation at end of year...........................   92,525    76,276
                                                              -------   -------
Plan assets at beginning and end of year....................        0         0
                                                              -------   -------
Funded status...............................................   92,525    76,276
Unrecognized net actuarial gain/(loss)......................   (6,902)    6,026
Unrecognized prior service cost.............................      490     1,627
                                                              -------   -------
Net amount recognized -- accrued benefit cost...............  $86,113   $83,929
                                                              =======   =======

                         PULITZER INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
          YEARS ENDED DECEMBER 31, 2001, 2000, AND 1999 -- (CONTINUED)

     For 2001 measurement purposes, health care cost trend rates of 8.5, 7.5 and
7.0 percent were assumed for indemnity plans, PPO plans and HMO plans, respectively. For 2001, these rates were assumed to decrease gradually to 5.5 percent through the year 2011 and remain at that level thereafter. For 2000 measurement purposes, health care cost trend rates of 8.5, 7.5 and 7.0 percent were assumed for indemnity plans, PPO plans and HMO plans, respectively. For 2000, the rates were assumed to decrease gradually to 5.5 percent through the year 2010 and remain at that level thereafter.

     Administrative costs related to indemnity plans were assumed to increase at a constant annual rate of 6.0 percent for 2001, 2000 and 1999. The assumed discount rate used in estimating the accumulated postretirement benefit obligation was 7.0, 7.5 and 7.75 percent for 2001, 2000 and 1999, respectively.

     Assumed health care cost trend rates have a significant effect on the amounts reported for the postretirement health care plans. A one-percentage-point change in assumed health care cost trend rates would have the following effects on reported amounts for 2001:

                                                              CONTINUING OPERATIONS
                                                                1-PERCENTAGE-POINT
                                                              ----------------------
                                                              INCREASE     DECREASE
                                                              ---------    ---------
                                                                  (IN THOUSANDS)
Effect on net periodic postretirement benefit cost..........   $ 1,850      $(1,508)
Effect on postretirement benefit obligation.................   $10,751      $(8,919)

     The Company's postemployment benefit obligation, representing certain disability benefits at the Post-Dispatch, was $3,543,000 at December 31, 2001 and $3,389,000 at December 31, 2000.

11. INCOME TAXES

     Provisions for income taxes (benefits) consist of the following for continuing operations:

                                                                CONTINUING OPERATIONS
                                                                      YEAR ENDED
                                                                     DECEMBER 31,
                                                              --------------------------
                                                               2001     2000      1999
                                                              ------   -------   -------
                                                                    (IN THOUSANDS)
Current:
  Federal...................................................  $2,460   $16,875   $20,071
  State and local...........................................     172     1,182     2,493
Deferred:
  Federal...................................................   5,037     4,983    (4,006)
  State and local...........................................     352       349      (497)
                                                              ------   -------   -------
     Total..................................................  $8,021   $23,389   $18,061
                                                              ======   =======   =======

                         PULITZER INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
          YEARS ENDED DECEMBER 31, 2001, 2000, AND 1999 -- (CONTINUED)

     Factors causing effective tax rates to differ from the statutory Federal income tax rate were:

                                                       CONTINUING OPERATIONS   DISCONTINUED OPERATIONS
                                                            YEAR ENDED               YEAR ENDED
                                                           DECEMBER 31,             DECEMBER 31,
                                                       ---------------------   -----------------------
                                                       2001    2000    1999    2001     2000     1999
                                                       -----   -----   -----   -----    -----    -----
Statutory rate.......................................   35%     35%     35%     (35)%    35%      (35)%
Amortization of intangibles..........................    8       3       4        1       3
Book basis goodwill in excess of tax.................                           (14)
State and local income taxes and other...............   (5)      2       3       (4)      2         5
                                                        --      --      --      ---      --       ---
     Total...........................................   38%     40%     42%     (52)%    40%      (30)%
                                                        ==      ==      ==      ===      ==       ===

     In connection with the Venture (see Note 3) transaction in May 2000, the Company recorded a net deferred tax asset of approximately $15,965,000. The Company's deferred tax assets and liabilities, net, which have been included in other assets in the statements of consolidated financial position, consisted of the following:

                                                                DECEMBER 31,
                                                              -----------------
                                                               2001      2000
                                                              -------   -------
                                                               (IN THOUSANDS)
Deferred tax assets:
  Pensions and employee benefits............................  $15,472   $18,940
  Postretirement benefit costs..............................   33,232    32,330
  Other.....................................................    2,783     1,144
                                                              -------   -------
     Total..................................................   51,487    52,414
                                                              -------   -------
Deferred tax liabilities:
  Depreciation..............................................   14,703    15,519
  Amortization..............................................   22,638    14,156
                                                              -------   -------
     Total..................................................   37,341    29,675
                                                              -------   -------
Net deferred tax asset......................................  $14,146   $22,739
                                                              =======   =======

     The Company had no valuation allowance for deferred tax assets as of year-end 2001, 2000 and 1999.

12. STOCKHOLDERS' EQUITY

     Each share of the Company's common stock is entitled to one vote and each share of Class B common stock is entitled to ten votes on all matters. As of December 31, 2001, holders of outstanding shares of the Company's Class B common stock represented 92.9 percent of the combined voting power of the Company, with holders of the Company's common stock representing the balance of the voting power. As of December 31, 2001, approximately 94.4 percent of the holders of outstanding shares of the Company's Class B common stock representing 87.8 percent of the combined voting power have deposited their shares in a voting trust (the "Voting Trust"). Each share of the Company's Class B common stock is convertible into one share of the Company's common stock at the holder's option subject to the limitations imposed by the Voting Trust on the shares of Class B common stock deposited thereunder. The Voting Trust permits the conversion of the Class B common stock deposited in the Voting Trust into common stock in connection with certain permitted transfers, including, without limitation, sales which are exempt from the registration requirements of the Securities Act of 1933, as amended, sales which meet the volume and manner of sale requirements of Rule 144 promulgated thereunder and sales which are made pursuant to registered public offerings.

                         PULITZER INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
          YEARS ENDED DECEMBER 31, 2001, 2000, AND 1999 -- (CONTINUED)

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

     In 2001, the Company declared and paid cash dividends of $0.68 per share of common stock and Class B common stock. In 2000, the Company declared and paid cash dividends of $0.64 per share of common stock and Class B common stock. In 1999, the Company declared and paid cash dividends of $0.45 per share of common stock and Class B common stock. A cash dividend of $0.15 per share of common stock and Class B common stock was declared in December 1998 and paid to stockholders in January 1999. This dividend represented the acceleration of the Company's dividend historically declared in the first quarter of each fiscal year.

     On July 16, 1999, the Company's Board of Directors approved the repurchase of up to $50,000,000 of its common stock in the open market. On May 1, 2000, the Company announced that its Board of Directors had authorized the repurchase of an additional $50,000,000 of its common stock. During the third quarter of 2000, the Company's Board of Directors amended the Company's repurchase program to provide for both the purchase of Class B shares and the purchase of shares in privately negotiated transactions. On August 16, 2000, the Company purchased 1,000,000 shares of Class B common stock from Michael E. Pulitzer, the Company's Chairman of the Board, for approximately $40,100,000. As of December 31, 2001, the Company had repurchased 1,000,000 shares of Class B common stock and 529,004 shares of common stock for a combined purchase price of approximately $62,000,000 leaving $38,000,000 in remaining stock repurchase authority. The repurchased shares have been included in treasury stock of the Company.

13. COMMON STOCK PLANS

     Since 1986, Old Pulitzer maintained employee stock option plans ("Prior Option Plans") that provided for the issuance of incentive stock options to key employees and outside directors. On March 18, 1999, immediately prior to the Broadcast Transaction and pursuant to the Merger Agreement, Old Pulitzer redeemed all outstanding stock options, whether or not vested, and terminated the Prior Option Plans. Old Pulitzer redeemed the stock options at a cash-out value ("Cash-Out Value") equal to the difference between the option exercise price and the average daily closing price of Old Pulitzer common stock for the 10 trading days ending on March 16, 1999. The total Cash-Out Value amounted to approximately $35,200,000, including $1,200,000 recorded as deferred compensation in other long-term liabilities of Old Pulitzer. In addition to the stock option cash-outs, bonus payments made at the time of the Broadcast Transaction were also expensed in 1999. Total stock option cash-out and bonus expense of approximately $52,000,000 was recorded in 1999, including approximately $26,685,000 related to publishing employees recorded in continuing operations and approximately $25,305,000 related to broadcasting employees recorded in discontinued operations.

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

                         PULITZER INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
          YEARS ENDED DECEMBER 31, 2001, 2000, AND 1999 -- (CONTINUED)

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

     Transactions under the 1999 Stock Option Plan are summarized as follows:

                                                                                       WEIGHTED
                                                                                       AVERAGE
                                                            SHARES      PRICE RANGE     PRICE
                                                           ---------   -------------   --------
Common Stock Options:
Outstanding, January 1, 1999.............................    909,608   $ 9.27-$88.28    $34.34
  Granted (weighted average value at grant date of
     $13.54).............................................  1,014,559   $39.69-$46.31    $40.03
  Canceled...............................................     (8,265)  $18.55-$88.28    $69.84
  Canceled and cashed-out................................   (806,040)  $ 9.27-$58.81    $35.27
  Exercised..............................................    (96,553)  $ 9.27-$58.81    $23.63
                                                           ---------
Outstanding, December 31, 1999...........................  1,013,309   $39.69-$46.31    $40.03
  Granted (weighted average value at grant date of
     $12.18).............................................    533,500   $37.31-$43.87    $43.60
  Canceled...............................................    (48,757)  $39.69-$39.88    $39.78
  Exercised..............................................     (7,544)  $39.69-$39.88    $39.77
                                                           ---------
Outstanding, December 31, 2000...........................  1,490,508   $37.31-$46.31    $41.31
  Granted (weighted average value at grant date of
     $13.07).............................................    561,857   $43.76-$54.20    $48.92
  Canceled...............................................    (25,373)  $39.69-$43.87    $42.48
  Exercised..............................................    (44,510)  $39.69-$43.87    $40.16
                                                           ---------
Outstanding, December 31, 2001...........................  1,982,482   $37.31-$54.20    $41.31
                                                           ---------
Exercisable, December 31, 2001...........................    941,325   $37.31-$46.31    $40.85
                                                           ---------
Shares Available for Grant at December 31, 2001..........    965,464
                                                           =========

     On May 12, 1999, the Company's stockholders approved the adoption of the Pulitzer Inc. Key Employees' Restricted Stock Purchase Plan (the "Restricted Plan"). The Restricted Plan provides that an employee may receive, at the discretion of a committee of the Board of Directors, a grant or right to purchase at a particular price, shares of common stock subject to restrictions on transferability. Restricted stock vests in three or four years after the grant date, depending upon which subsidiary the employee works for. A maximum of 500,000 shares of common stock may be granted and purchased by employees under the Restricted Plan. Compensation expense equal to the fair market value of common stock awards on the date of grant is

                         PULITZER INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
          YEARS ENDED DECEMBER 31, 2001, 2000, AND 1999 -- (CONTINUED)

recognized over the vesting period of the grants. Transactions under the Restricted Plan are summarized as follows:

                                                                                       WEIGHTED
                                                                                       AVERAGE
                                                             SHARES     PRICE RANGE     PRICE
                                                             -------   -------------   --------
Common Stock Grants:
Outstanding, January 1, 1999...............................    3,278   $24.53-$57.84    $45.31
  Granted..................................................    8,341   $39.88-$41.88    $40.43
  Canceled.................................................     (171)     $41.88        $41.88
  Vested...................................................   (3,278)  $24.53-$57.84    $45.31
                                                             -------
Outstanding, December 31, 1999.............................    8,170   $39.88-$41.88    $40.40
  Granted..................................................    1,384   $41.31-$42.88    $42.74
  Canceled.................................................     (500)     $41.88        $41.88
                                                             -------
Outstanding, December 31, 2000.............................    9,054   $39.88-$42.88    $40.68
  Canceled.................................................   (1,033)  $41.88-$42.88    $41.99
                                                             -------
Outstanding, December 31, 2001.............................    8,021   $39.88-$42.88    $40.51
                                                             -------
Shares Available for Grant at December 31, 2001............  413,899
                                                             =======

     Additionally, under the 1999 Key Employee's Restricted Stock Purchase Plan, the Company has granted restricted stock unit awards of 25,080, 25,000, and 28,000 for the years ended December 31, 2001, 2000, and 1999, at a price of $48.22, $44.20 and $39.875, respectively. Compensation expense is recognized ratably over the three-year vesting period.

     As required by SFAS No. 123, Accounting for Stock Based Compensation, the Company has estimated the fair value of its option grants by using the binomial options pricing model with the following assumptions:

                                                                 DECEMBER 31,
                                                              ------------------
                                                              2001   2000   1999
                                                              ----   ----   ----
Expected life (years).......................................     7      7      7
Risk-free interest rate.....................................   5.0%   5.5%   5.8%
Volatility..................................................  21.0%  21.1%  28.2%
Dividend yield..............................................   1.4%   1.6%   1.4%

     As discussed in Note 2, the Company applies the provisions of APB 25 to account for its stock option plans. If compensation expense for the Company were determined on the estimated fair value of the options granted consistent with SFAS No. 123, the Company's net income and earnings per share would have been as follows:

                                                                             DECEMBER 31,
                                                              ------------------------------------------
                                                                2001             2000             1999
                                                              --------         ---------         -------
                                                              (IN THOUSANDS, EXCEPT EARNINGS PER SHARE)
Pro forma net income (loss)...............................     $6,305           $31,853           $ 307
Pro forma earnings per share:
  Basic...................................................     $ 0.30           $  1.46           $0.01
  Diluted.................................................     $ 0.30           $  1.46           $0.01

     The Company maintains employee stock purchase plans (the "Purchase Plans") that allow eligible employees to authorize payroll deductions for the periodic purchase of the Company's common stock at a

                         PULITZER INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
          YEARS ENDED DECEMBER 31, 2001, 2000, AND 1999 -- (CONTINUED)

price generally equal to 85 percent of the common stock's then fair market value. In general, all employees of the Company and its subsidiaries are eligible to participate in the Purchase Plans following their hire date. Subject to appropriate adjustment for stock splits and other capital changes, the Company may sell a total of 600,000 shares of its common stock under the Purchase Plans. Shares sold under the Purchase Plans may be either authorized and unissued or held by the Company in its treasury. The Company sold and issued 14,080, 26,280 and 4,945 shares of common stock under the Purchase Plans for the years ended 2001, 2000 and 1999, respectively.

14. EARNINGS PER SHARE

     Weighted average shares of common and Class B common stock and common stock equivalents used in the calculation of basic and diluted earnings per share are summarized as follows:

                                                                    DECEMBER 31,
                                                              ------------------------
                                                               2001     2000     1999
                                                              ------   ------   ------
                                                                   (IN THOUSANDS)
Weighted average shares outstanding (Basic EPS).............  21,192   21,757   22,578
Stock option equivalents....................................     172       29       23
                                                              ------   ------   ------
Weighted average shares and equivalents (Diluted EPS).......  21,364   21,786   22,601
                                                              ======   ======   ======

     Stock option equivalents included in the Diluted EPS calculation were determined using the treasury stock method. Under the treasury stock method and SFAS No. 128, Earnings per Share, outstanding stock options are dilutive when the average market price of the Company's common stock exceeds the option price during a period. In addition, proceeds from the assumed exercise of dilutive options along with the related tax benefit are assumed to be used to repurchase common shares at the average market price of such stock during the period.

15. COMMITMENTS AND CONTINGENCIES

     At December 31, 2001, the Company and its subsidiaries had construction and equipment commitments of approximately $21,600,000.

     As of December 31, 2001, the Company had an unfunded capital contribution commitment related to a limited partnership in which it is an investor of approximately $10,800,000.

     In October 2001, the Internal Revenue Service ("IRS") formally proposed that Old Pulitzer's taxable income for the tax year ended March 18, 1999 be increased by approximately $80.4 million based on the assertion that Old Pulitzer was required to recognize a taxable gain in that amount as a result of the Spin-off. The Company is obligated under the Merger Agreement to indemnify Hearst-Argyle against any tax liability attributable to the Spin-off and has the right to control any proceedings relating to the determination of such tax liability.

     The Company does not believe that Old Pulitzer realized any taxable gain in connection with the Spin-off and has contested the IRS' proposed increase in a formal written protest filed with the Appeals Office of the IRS in January 2002. While there can be no assurance that the Company will completely prevail in its position, it believes that the IRS' position is not supported by the facts or applicable legal authorities and intends to vigorously contest the IRS' determination. It thus has not accrued any liability in connection with this matter. If the IRS were completely successful in its proposed adjustment, the Company's indemnification obligation would be approximately $29.3 million, plus applicable interest, and any indemnification payment would be recorded as an adjustment to additional paid-in capital.

                         PULITZER INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
          YEARS ENDED DECEMBER 31, 2001, 2000, AND 1999 -- (CONTINUED)

     In February, 1998, a group of independent newspaper dealers engaged in the business of reselling the Post-Dispatch in vending machines and to retail establishments filed suit against the Company in the Missouri Circuit Court, Twenty-Second Judicial Circuit (St. Louis City). The court has dismissed four of the six counts in the suit. In the remaining counts, the plaintiffs allege that the Company's actions have tortiously interfered with their business expectancy of being able to sell their branches and constituted malicious trespass on their intangible property by, among other things, allegedly reducing the value of their routes. The plaintiffs seek punitive damages with respect to the tortious interference count and statutory double damages if they should prevail on the malicious interference count. The plaintiffs cite as harmful acts the Company's purchase of various home delivery routes and branches, the Company's home subscription pricing compared to its single copy pricing, and allegedly more favorable rates, fees and allowances that the Company provides to its carriers and other branch dealers. The Company has denied any liability, is vigorously defending the suit and believes that it has meritorious defenses. While the ultimate outcome of litigation cannot be predicted with certainty, management, based on its understanding of the facts, does not believe the ultimate resolution of these matters will have a materially adverse effect on the Company's consolidated financial condition. However, depending upon the period of resolution, such effects could be material to the financial results of an individual period.

     The Company has been involved, from time to time, in various claims and lawsuits incidental to the ordinary course of its business, including such matters as libel, slander and defamation actions, complaints alleging discrimination, and product distribution practices. While the ultimate outcome of litigation cannot be predicted with certainty, management, based on its understanding of the facts, does not believe the ultimate resolution of these matters will have a materially adverse effect on the Company's consolidated financial condition or results of operations.

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

     Long-Term Debt and Interest Rate Swap -- Interest rates that are currently available to the Company for issuance of debt with similar terms and remaining maturities are used to estimate fair value for the Company's long-term debt. As of December 31, 2001, the fair-values were:

                                                              CARRYING VALUE   FAIR VALUE
                                                              --------------   ----------
                                                                    (IN THOUSANDS)
Long-term debt..............................................     $305,200       $367,600
Interest rate swap..........................................          800            800
                                                                 --------       --------
     Total..................................................     $306,000       $368,400
                                                                 ========       ========

     The fair value estimates presented herein are based on pertinent information available to management as of year-end 2001. Although management is not aware of any facts that would significantly affect the estimated fair value amounts, such amounts have not been comprehensively revalued for purposes of these financial statements since that date, and current estimates of fair value may differ from the amounts presented herein.

                         PULITZER INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
          YEARS ENDED DECEMBER 31, 2001, 2000, AND 1999 -- (CONTINUED)

17. NEWSPAPER PUBLISHING REVENUES

     The Company's consolidated newspaper publishing revenues from continuing operations consist of the following for the years ended:

                                                                       DECEMBER 31,
                                                              ------------------------------
                                                                2001       2000       1999
                                                              --------   --------   --------
                                                                      (IN THOUSANDS)
Combined St. Louis Operations...............................  $299,776   $289,453   $252,950
Pulitzer Newspapers, Inc. ..................................   113,730    107,706     71,306
                                                              --------   --------   --------
     Total..................................................  $413,506   $397,159   $324,256
                                                              ========   ========   ========

18. QUARTERLY FINANCIAL DATA (UNAUDITED)

     Operating results for the years ended December 31, 2001 and 2000 by quarters are as follows:

                                           FIRST      SECOND     THIRD      FOURTH
                                          QUARTER    QUARTER    QUARTER    QUARTER     TOTAL
                                          --------   --------   --------   --------   --------
                                               (IN THOUSANDS, EXCEPT EARNINGS PER SHARE)
2001
OPERATING REVENUES -- NET...............  $101,417   $107,572   $100,204   $104,313   $413,506
INCOME FROM CONTINUING OPERATIONS.......     4,318      4,066        892      3,010     12,286
INCOME (LOSS) FROM DISCONTINUED
  OPERATIONS............................    (2,163)       (84)       656        (33)    (1,624)
NET INCOME..............................  $  2,155   $  3,982   $  1,548   $  2,977   $ 10,662
BASIC EARNINGS (LOSS) PER SHARE OF STOCK
  (Note 14):
  Continuing operations.................  $   0.20   $   0.19   $   0.04   $   0.14   $   0.58
  Discontinued operations...............     (0.10)                 0.03                 (0.08)
                                          --------   --------   --------   --------   --------
  Earnings Per Share....................  $   0.10   $   0.19   $   0.07   $   0.14   $   0.50
                                          ========   ========   ========   ========   ========
DILUTED EARNINGS (LOSS) PER SHARE OF
  STOCK (Note 14):
  Continuing operations.................  $   0.20   $   0.19   $   0.04   $   0.14   $   0.58
  Discontinued operations...............     (0.10)                 0.03                 (0.08)
                                          --------   --------   --------   --------   --------
  Earnings Per Share....................  $   0.10   $   0.19   $   0.07   $   0.14   $   0.50
                                          ========   ========   ========   ========   ========

                         PULITZER INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
          YEARS ENDED DECEMBER 31, 2001, 2000, AND 1999 -- (CONTINUED)

                                              FIRST    SECOND     THIRD     FOURTH
                                             QUARTER   QUARTER   QUARTER   QUARTER     TOTAL
                                             -------   -------   -------   --------   --------
                                                 (IN THOUSANDS, EXCEPT EARNINGS PER SHARE)
2000
OPERATING REVENUES -- NET..................  $88,618   $94,827   $98,695   $115,019   $397,159
INCOME FROM CONTINUING OPERATIONS..........    9,862    10,870     5,009      8,857     34,598
INCOME FROM DISCONTINUED OPERATIONS........       11       117         3        173        304
NET INCOME.................................  $ 9,873   $10,987   $ 5,012   $  9,030   $ 34,902
                                             =======   =======   =======   ========   ========
BASIC EARNINGS PER SHARE OF STOCK (Note
  14):
  Continuing operations....................  $  0.45   $  0.49   $  0.23   $   0.42   $   1.59
  Discontinued operations..................               0.01                 0.01       0.01
                                             -------   -------   -------   --------   --------
  Earnings Per Share.......................  $  0.45   $  0.50   $  0.23   $   0.43   $   1.60
                                             =======   =======   =======   ========   ========
DILUTED EARNINGS PER SHARE OF STOCK (Note
  14):
  Continuing operations....................  $  0.45   $  0.49   $  0.23   $   0.42   $   1.59
  Discontinued operations..................               0.01                 0.01       0.01
                                             -------   -------   -------   --------   --------
  Earnings Per Share.......................  $  0.45   $  0.50   $  0.23   $   0.43   $   1.60
                                             =======   =======   =======   ========   ========

     Earnings per share are computed independently for each of the quarters presented. Therefore, the sum of the quarterly earnings per share may not equal the total for the year.

                                *  *  *  *  *  *

                          INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Stockholders of Pulitzer Inc.:

     We have audited the consolidated financial statements of Pulitzer Inc. and its subsidiaries (the "Company") as of December 31, 2001 and 2000, and for each of the three years in the period ended December 31, 2001, and have issued our report thereon dated February 1, 2002; such report is included elsewhere in this Form 10-K. Our audits also included the consolidated financial statement schedule of Pulitzer Inc. and its subsidiaries, listed in the accompanying index at Item 14(a)2.(ii). This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits. In our opinion, such consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/  DELOITTE & TOUCHE LLP

Saint Louis, Missouri
February 1, 2002

                                  SCHEDULE II
                         PULITZER INC. AND SUBSIDIARIES

           SCHEDULE II -- VALUATION & QUALIFYING ACCOUNTS & RESERVES

               FOR THE YEARS ENDED DECEMBER 31, 2001, 2000 & 1999

                                       BALANCE AT   CHARGED TO   CHARGED TO                    BALANCE
                                       BEGINNING     COSTS &       OTHER                      AT END OF
DESCRIPTION                            OF PERIOD     EXPENSES     ACCOUNTS    DEDUCTIONS       PERIOD
-----------                            ----------   ----------   ----------   ----------      ---------
                                                                (IN THOUSANDS)
YEAR ENDED DECEMBER 31, 2001
Valuation Accounts:
  Allowance for Doubtful Accounts....    $2,587       $6,968        $338(a)     $3,869(b)      $ 6,024
Reserves:
  Accrued (Prepaid) Medical Plan.....       916        3,971           0         9,668(c)       (4,781)
  Workers Compensation...............     1,194        3,403           0         2,005           2,592
YEAR ENDED DECEMBER 31, 2000
Valuation Accounts:
  Allowance for Doubtful Accounts....    $2,362       $3,377        $336(a)     $3,488(b)      $ 2,587
Reserves:
  Accrued Medical Plan...............     1,106        4,663           0         4,853(c)          916
  Workers Compensation...............     1,524        1,531           0         1,861           1,194
YEAR ENDED DECEMBER 31, 1999
Valuation Accounts:
  Allowance for Doubtful Accounts
     Continuing Operations...........    $1,723       $2,840        $119(a)     $2,320(b)      $ 2,362
     Discontinued Operations.........       597          365          82(a)      1,044(b)(e)         0
Reserves:
  Accrued Medical Plan --
       Continuing Operations.........     1,077        4,562           0         4,533(c)        1,106
  Workers Compensation
       Continuing Operations.........       883        1,065           0           424(d)        1,524
       Discontinued Operations.......       317          144           0           461(d)            0

---------------
(a) Accounts reinstated, cash recoveries.

(b) Accounts written off

(c) Amount represents:

                                                   2001     2000     1999
                                                  ------   ------   ------
Claims paid.....................................  $4,350   $4,056   $3,889
Prepaid contributions...........................   4,574        0        0
Service fees....................................     744    1,030      662
Cash refunds....................................       0     (233)     (18)
                                                  ------   ------   ------
                                                  $9,668   $4,853   $4,533
                                                  ======   ======   ======

(d) Amount includes transfer of liability to Pulitzer Inc.

(e) Amount includes a reduction of approximately $558,000 due to the Spin-off of Broadcast operations.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     Not applicable.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information set forth under the caption "Management" in the Company's definitive Proxy Statement to be used in connection with the 2002 Annual Meeting of Stockholders is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION

     The information set forth under the caption "Executive Compensation" in the Company's definitive Proxy Statement to be used in connection with the 2002 Annual Meeting of Stockholders is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information set forth under the caption "Principal Stockholders" in the Company's definitive Proxy Statement to be used in connection with the 2002 Annual Meeting of Stockholders is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information set forth under the caption "Compensation Committee Interlocks and Insider Participation" in the Company's definitive Proxy Statement to be used in connection with the 2002 Annual Meeting of Stockholders is incorporated herein by reference.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a) DOCUMENT LIST

     1. Financial Statements

          The following financial statements are set forth in Part II, Item 8 of this Annual Report.

     PULITZER INC. AND SUBSIDIARIES:

        (i) Independent Auditors' Report.

        (ii) Consolidated Statements of Income for each of the Three Years in the Period Ended December 31, 2001.

        (iii) Consolidated Statements of Financial Position at December 31, 2001 and December 31, 2000.

        (iv) Consolidated Statements of Stockholders' Equity for each of the Three Years in the Period Ended December 31, 2001.

        (v) Consolidated Statements of Cash Flows for each of the Three Years in the Period Ended December 31, 2001.

        (vi) Notes to Consolidated Financial Statements for the Three Years in the Period Ended December 31, 2001.

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

     3. Exhibits Required by Securities and Exchange Commission Regulation S-K

     (a) The following exhibits are filed as part of this Annual Report:

EXHIBIT NO.
-----------
   10.40      --   Robert C. Woodworth Restricted Stock Unit Award dated as of
                   December 6, 2001.
   10.41      --   Split Dollar Life Insurance Agreement, dated as of January
                   24, 2002, by and between Pulitzer Inc. and Wesley R. Turner, as trustee of The Robert C. Woodworth and Joyce A. Woodworth
                   Survivorship Insurance Trust.
   21         --   Subsidiaries of Registrant.
   22         --   Independent Auditors' Consent.
   24         --   Power of Attorney.

     (b) The following exhibits are incorporated herein by reference:

EXHIBIT NO.
-----------
   3.1      -- Restated Certificate of Incorporation of Pulitzer
               Inc.(viii)
   3.2      -- Amended and Restated By-laws of Pulitzer Inc.(xv)
   4.1      -- Form of Pulitzer Inc. Common Stock Certificate.(viii)
   9.1      -- Pulitzer Inc. Voting Trust Agreement, dated as of March
               18, 1999, between the holders of voting trust
               certificates and Michael E. Pulitzer, Emily Rauh
               Pulitzer, Ronald H. Ridgway, Cole C. Campbell, David E.
               Moore and Robert C. Woodworth.(ix)

EXHIBIT NO.
-----------
  10.1      -- Agreement, dated March 1, 1961, effective January 1,
               1961, between The Pulitzer Publishing Company, a Missouri
               corporation, and the Globe-Democrat Publishing Company,
               as amended on September 4, 1975, April 12, 1979 and
               December 22, 1983.(viii)
  10.2.1    -- Amended and Restated Joint Operating Agreement, dated
               December 22, 1988, between Star Publishing Company and
               Citizen Publishing Company.(viii)
  10.2.2    -- Partnership Agreement, dated December 22, 1988, between
               Star Publishing Company and Citizen Publishing
               Company.(viii)
  10.3.1    -- Amendment, dated September 16, 1997, to Pulitzer
               Retirement Savings Plan.(v)
  10.3.2    -- Amendment, dated January 28, 1997, to Pulitzer Retirement
               Savings Plan.(iv)
  10.3.3    -- Amendment, dated October 30, 1996, to Pulitzer Retirement
               Savings Plan.(iv)
  10.3.4    -- Amendment, dated July 31, 1996, to Pulitzer Retirement
               Savings Plan.(iv)
  10.3.5    -- Amendment, dated October 25, 1995, to Pulitzer Retirement
               Savings Plan.(iv)
  10.3.6    -- Amendment, dated October 25, 1995, to Pulitzer Retirement
               Savings Plan.(ii)
  10.3.7    -- Amendment, dated January 24, 1995, to Pulitzer Retirement
               Savings Plan.(i)
  10.3.8    -- Amended and Restated Pulitzer Retirement Savings Plan.(i)
  10.4.1    -- Amendment, dated October 25, 1995, to Pulitzer Publishing
               Company Pension Plan.(iv)
  10.4.2    -- Amended and Restated Pulitzer Publishing Company Pension
               Plan.(i)
  10.5.1    -- Amendment, dated October 29, 1997, to Pulitzer Publishing
               Company Supplemental Executive Benefit Pension
               Plan.(viii)
  10.5.2    -- Amendment, dated June 23, 1992, to Pulitzer Publishing
               Company Supplemental Executive Benefit Pension
               Plan.(viii)
  10.5.3    -- Amendment, dated January 1, 1992, to Pulitzer Publishing
               Company Supplemental Executive Benefit Pension
               Plan.(viii)
  10.5.4    -- Amendment, dated January 18, 1990, to Pulitzer Publishing
               Company Supplemental Executive Benefit Pension
               Plan.(viii)
  10.5.5    -- Amendment, dated October 26, 1989, to Pulitzer Publishing
               Company Supplemental Executive Benefit Pension
               Plan.(viii)
  10.5.6    -- Amendment, dated November 6, 1987, to Pulitzer Publishing
               Company Supplemental Executive Benefit Pension
               Plan.(viii)
  10.5.7    -- Pulitzer Publishing Company Supplemental Executive
               Benefit Pension Plan dated March 18, 1986.(viii)
  10.6      -- Employment Agreement, dated October 1, 1986, between the
               Pulitzer Publishing Company and Joseph Pulitzer,
               Jr.(viii)
  10.7      -- Stock Purchase Agreement by and among Pulitzer Publishing
               Company and Mr. Edward W. Scripps, Mrs. Betty Knight
               Scripps, and the Edward W. Scripps and Betty Knight
               Scripps Charitable Remainder Unitrust dated as of May 4,
               1996.(iii)
  10.8      -- Split Dollar Life Insurance Agreement, dated December 27,
               1996, between Pulitzer Publishing Company and Richard A.
               Palmer, Trustee of the Michael E. Pulitzer 1996 Life
               Insurance Trust.(iv)
  10.9      -- Split Dollar Life Insurance Agreement, dated December 31,
               1996, between Pulitzer Publishing Company and Rebecca H.
               Penniman and Nicholas G. Penniman V, Trustees of the
               Nicholas G. Penniman IV Irrevocable 1996 Trust.(iv)
  10.10     -- Amended and Restated Agreement and Plan of Merger by and
               among Pulitzer Publishing Company, Pulitzer Inc. and
               Hearst-Argyle Television, Inc., dated as of May 25,
               1998.(vi)

EXHIBIT NO.
-----------
  10.11     -- Contribution and Assumption Agreements, dated as of March
               18, 1999 by and between Pulitzer Publishing Company and
               Pulitzer Inc.(ix)
  10.12     -- Letter Agreement, dated May 25, 1998, by and among
               Pulitzer Publishing Company, Pulitzer Inc. and
               Hearst-Argyle Television, Inc.(viii)
  10.13     -- Letter Agreement, dated March 18, 1999, between Pulitzer
               Inc. and Emily Rauh Pulitzer.(ix)
  10.14     -- Letter Agreement, dated March 18, 1999, between Pulitzer
               Inc. and David E. Moore.(ix)
  10.15     -- Pulitzer Inc. Registration Rights Agreement.(ix)
  10.16     -- Pulitzer Inc. 1999 Key Employees' Restricted Stock
               Purchase Plan.(viii)
  10.17     -- Pulitzer Inc. 1999 Stock Option Plan.(viii)
  10.18     -- Pulitzer Inc. 1999 Employee Stock Purchase Plan.(viii)
  10.19     -- Employment Agreement, dated December 18, 1998, between
               Pulitzer Inc. and Robert C. Woodworth.(vii)
  10.20     -- Employment Agreement, dated August 26, 1998 between
               Pulitzer Inc. and Terrance C.Z. Egger.(viii)
  10.21     -- Employment and Consulting Agreement, dated as of June 1,
               1999, between Pulitzer Inc. and Michael E. Pulitzer.(x)
  10.22     -- Employment Agreement, dated as of June 1, 1999, between
               Pulitzer Inc. and Ronald H. Ridgway.(x)
  10.23     -- Split Dollar Life Insurance Agreement, dated as of June
               16, 1999, by and among Pulitzer Inc. and James E. Elkins
               and Diana K. Walsh.(x)
  10.24     -- Split Dollar Life Insurance Agreement, dated as of June
               24, 1999, by and among Pulitzer Inc. and Tansy K. Ridgway
               and Brian H. Ridgway.(x)
  10.25     -- Asset Purchase Agreement, as of October 4, 1999, by and
               between The Chronicle Publishing Company and Pulitzer
               Inc.(x)
  10.26     -- Joint Venture Agreement, dated as of May 1, 2000, among
               Pulitzer Inc., Pulitzer Technologies, Inc., The Herald
               Company, Inc. and St. Louis Post-Dispatch LLC.(xi)
  10.27     -- Operating Agreement of St. Louis Post-Dispatch LLC, dated as of May 1, 2000.(xi)
  10.28     -- Indemnity Agreement, dated as of May 1, 2000, between The
               Herald Company, Inc. and Pulitzer Inc.(xi)
  10.29     -- St. Louis Post-Dispatch LLC Note Agreement, dated as of
               May 1, 2000.(xii)
  10.30     -- Pulitzer Inc. Guaranty Agreement, dated as of May 1,
               2000.(xii)
  10.31     -- License Agreement, dated as of May 1, 2000, by and
               between Pulitzer Inc. and St. Louis Post-Dispatch
               LLC.(xii)
  10.32     -- Non-Confidentiality Agreement, dated as of May 1,
               2000.(xii)
  10.33     -- Asset Sale and Purchase Agreement among Journal Register
               Company, Journal Register East, Inc., Suburban Newspapers
               of Greater St. Louis, LLC, Journal Company, Inc. and
               Pulitzer Inc. and SLSJ LLC dated as of June 24,
               2000.(xiii)
  10.34     -- Pulitzer Inc. Deferred Compensation Plan.(xiv)
  10.35     -- Pulitzer Inc. 2000 Stock Purchase Plan, as Amended and
               Restated.(xiv)
  10.36     -- Robert C. Woodworth Restricted Stock Unit Award dated
               December 11, 2000.(xiv)
  10.37     -- Amendment No. 1 dated as of June 1, 2001, to Operating
               Agreement of St. Louis Post-Dispatch LLC, dated May 1,
               2000.(xv)
  10.38     -- Pulitzer Inc. Executive Transition Plan.(xvi)

EXHIBIT NO.
-----------
  10.39     -- Pulitzer Inc. Annual Incentive Compensation Plan.(xvi)

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

(x) Incorporated by reference to Pulitzer Inc.'s Annual Report on Form 10-K for the fiscal year ended December 31, 1999.

(xi) Incorporated by reference to Pulitzer Inc.'s Current Report on Form 8-K dated May 1, 2000 and filed on May 2, 2000.

(xii) Incorporated by reference to Pulitzer Inc.'s Quarterly Report on Form 10-Q for the quarterly period ended March 26, 2000.

(xiii) Incorporated by reference to Pulitzer Inc.'s Quarterly Report on Form 10-Q for the quarterly period ended June 25, 2000.

(xiv) Incorporated by reference to Pulitzer Inc.'s Annual Report on Form 10-K for the fiscal year ended December 31, 2000.

(xv) Incorporated by reference to Pulitzer Inc.'s Quarterly Report on Form 10-Q for the quarterly period ended July 1, 2001.

(xvi) Incorporated by reference to Pulitzer Inc.'s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2001.

(b) REPORTS ON FORM 8-K.

     The Company did not file any Current Reports on Form 8-K during the fourth quarter of 2001.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 25th day of March, 2002.

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

                  SIGNATURE                                    TITLE                        DATE
                  ---------                                    -----                        ----

          /s/ MICHAEL E. PULITZER*             Director                                March 25, 2002
---------------------------------------------
            (Michael E. Pulitzer)

           /s/ ROBERT C. WOODWORTH             Director; President and Chief           March 25, 2002
---------------------------------------------    Executive Officer (Principal
            (Robert C. Woodworth)                Executive Officer)

           /s/ ALAN G. SILVERGLAT              Senior Vice President -- Finance        March 25, 2002
---------------------------------------------    (Principal Financial and Accounting
            (Alan G. Silverglat)                 Officer)

              /s/ WILLIAM BUSH*                Director                                March 25, 2002
---------------------------------------------
               (William Bush)

           /s/ SUSAN T. CONGALTON*             Director                                March 25, 2002
---------------------------------------------
            (Susan T. Congalton)

             /s/ KEN J. ELKINS*                Director                                March 25, 2002
---------------------------------------------
               (Ken J. Elkins)

             /s/ ALICE B. HAYES*               Director                                March 25, 2002
---------------------------------------------
              (Alice B. Hayes)

             /s/ DAVID E. MOORE*               Director                                March 25, 2002
---------------------------------------------
              (David E. Moore)

          /s/ EMILY RAUH PULITZER*             Director                                March 25, 2002
---------------------------------------------
            (Emily Rauh Pulitzer)

           /s/ RONALD H. RIDGWAY*              Director                                March 25, 2002
---------------------------------------------
             (Ronald H. Ridgway)

         /s/ JAMES M. SNOWDEN, JR.*            Director                                March 25, 2002
---------------------------------------------
           (James M. Snowden, Jr.)

                                          By:    /s/ ALAN G. SILVERGLAT
                                            ------------------------------------
                                                    Alan G. Silverglat*
                                                      attorney-in-fact

                                 PULITZER INC.

                 REPORT ON FORM 10-K FOR THE FISCAL YEAR ENDED

                               DECEMBER 31, 2001

                                 EXHIBIT INDEX

     10.40 Robert C. Woodworth Restricted Stock Unit Award dated as of December 6, 2001

     10.41 Split Dollar Life Insurance Agreement, dated as of January 24, 2002, by and between Pulitzer Inc. and Wesley R. Turner, as trustee of The Robert C. Woodworth and Joyce A. Woodworth Survivorship Insurance Trust.

     21      Subsidiaries of Registrant

     22      Independent Auditors' Consent

     24      Power of Attorney