Form 10-Q
period 2002-03-31
PULITZER INC
filed 2002-05-15
CIK 1068848

================================================================================
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                       ----------------------------------


                                    FORM 10-Q
              (Mark One)
              /x/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                  SECURITIES EXCHANGE ACT OF 1934
              For the quarterly period ended MARCH 31, 2002
                                             --------------
                                       OR
              / / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                  SECURITIES EXCHANGE ACT OF 1934
              For the transition period from                  to
                                             ----------------     -------------

                         COMMISSION FILE NUMBER 1-14541

                       ---------------------------------

                                  PULITZER INC.
             (Exact name of registrant as specified in its charter)

                       ---------------------------------

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

                       ---------------------------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

                  YES /X /                            NO /  /

                       ---------------------------------

        Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                           CLASS               OUTSTANDING 5/8/02
                   --------------------        ------------------
                       COMMON STOCK                  9,368,696

                   CLASS B COMMON STOCK             11,890,242


================================================================================

                          PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

PULITZER INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED -- IN THOUSANDS, EXCEPT EARNINGS PER SHARE)

                                                             First Quarter Ended
                                                           -------------------------
                                                             Mar. 31,       Apr. 1,
                                                               2002          2001
                                                           -----------   -----------

OPERATING REVENUES:
    Advertising
        Retail                                                $28,583       $27,115
        National                                                6,377         6,058
        Classified                                             30,154        34,592
                                                           ----------   -----------
            Subtotal                                           65,114        67,765
        Preprints                                              11,956        10,627
                                                           ----------   -----------
            Total advertising                                  77,070        78,392
    Circulation                                                20,462        20,320
    Other                                                       2,511         2,611
                                                           ----------   -----------
                Total operating revenues                      100,043       101,323
                                                           ----------   -----------


OPERATING EXPENSES:
    Payroll and other personnel expenses                       44,673        43,537
    Newsprint expense                                          10,810        14,798
    Depreciation                                                3,733         3,700
    Amortization                                                1,110         6,399
    Other expenses                                             26,886        26,420
                                                           ----------    ----------
                Total operating expenses                       87,212        94,854
                                                           ----------    ----------

  Equity in earnings of Tucson newspaper partnership            4,249         4,565
                                                           ----------    ----------

  Operating income                                             17,080        11,034

  Interest income                                               1,001         2,490
  Interest expense                                             (5,717)       (6,177)
  Net gain (loss) on marketable securities and investments       (750)          553
  Net other expense                                               (59)         (328)
                                                           ----------    ----------

INCOME BEFORE PROVISION FOR INCOME TAXES                       11,555         7,572

PROVISION FOR INCOME TAXES                                      4,454         3,002

MINORITY INTEREST IN NET EARNINGS OF
  SUBSIDIARY                                                      278           252
                                                           ----------    ----------

INCOME FROM CONTINUING OPERATIONS                               6,823         4,318

(LOSS) FROM DISCONTINUED
OPERATIONS, NET OF TAX                                              0        (2,163)
                                                           ----------    ----------
NET INCOME                                                     $6,823        $2,155
                                                           ==========    ==========

BASIC EARNINGS PER SHARE OF STOCK:

  Income from continuing operations                             $0.32         $0.20
  (Loss)  from discontinued operations                           0.00         (0.10)
                                                           ----------    ----------
  Earnings per share                                            $0.32         $0.10
                                                           ==========    ==========

  Weighted average number of shares outstanding                21,234        21,169
                                                           ==========    ==========

DILUTED EARNINGS PER SHARE OF STOCK:

  Income from continuing operations                             $0.32         $0.20
  (Loss)  from discontinued operations                           0.00         (0.10)
                                                           ----------    ----------
  Earnings per share                                            $0.32         $0.10
                                                           ==========    ==========

  Weighted average number of shares outstanding                21,458        21,378
                                                           ==========    ==========



See notes to consolidated financial statements.

PULITZER INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(UNAUDITED--- IN THOUSANDS)

                                                              First Quarter Ended
                                                            ------------------------
                                                             Mar. 31,       Apr. 1,
                                                               2002          2001
                                                            ----------   -----------
NET INCOME                                                     $6,823        $2,155

OTHER COMPREHENSIVE INCOME (LOSS),
  NET OF TAX:

  Unrealized holding gains on marketable
      securities arising during the period                          0           627

   Reclassification adjustment                                      0          (398)
                                                           ----------    ----------

   Other comprehensive income                                       0           229
                                                           ----------    ----------


COMPREHENSIVE INCOME                                           $6,823        $2,384
                                                           ==========    ==========

See notes to consolidated financial statements.

PULITZER INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF FINANCIAL POSITION
(UNAUDITED--- IN THOUSANDS)

                                                                              Mar. 31,           Dec. 30,
                                                                               2002                2001
                                                                          --------------       ------------
ASSETS

CURRENT ASSETS:
  Cash and cash equivalents                                                    $164,120            $193,739
  Trade accounts receivable (less allowance for doubtful
    accounts of $6,420 and $6,024)                                               50,801              52,033
  Inventory                                                                       4,471               5,124
  Income taxes receivable                                                           739               6,339
  Prepaid expenses and other                                                     20,193              15,301
                                                                             ----------          ----------

              Total current assets                                              240,324             272,536
                                                                             ----------          ----------

PROPERTIES:
  Land                                                                            7,870               7,741
  Buildings                                                                      55,687              54,451
  Machinery and equipment                                                       146,370             145,461
  Construction in progress                                                       10,133               5,620
                                                                             ----------          ----------
              Total                                                             220,060             213,273
  Less accumulated depreciation                                                 109,705             105,973
                                                                             ----------          ----------

              Properties - net                                                  110,355             107,300
                                                                             ----------          ----------

INTANGIBLE AND OTHER ASSETS:
  Intangible assets - net of amortization                                       834,916             831,837
  Restricted cash                                                                28,560              24,810
  Other                                                                          44,574              52,300
                                                                             ----------          ----------

              Total intangible and other assets                                 908,050             908,947
                                                                             ----------          ----------

                   TOTAL                                                     $1,258,729          $1,288,783
                                                                             ==========          ==========


                                                                     (Continued)

PULITZER INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF FINANCIAL POSITION
(UNAUDITED--- IN THOUSANDS, EXCEPT SHARE DATA)

                                                                               Mar 31,           Dec. 30,
                                                                                2002               2001
                                                                            ----------         ----------

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Trade accounts payable                                                        $8,907            $10,761
  Salaries, wages and commissions                                               11,464             13,825
  Interest payable                                                               4,399              4,399
  Pension obligations                                                            1,738              4,678
  Acquisition payable                                                            9,707              9,707
  Dividends payable                                                              3,719                  0
  Other                                                                          8,994              8,164
                                                                            ----------         ----------
              Total current liabilities                                         48,928             51,534
                                                                            ----------         ----------

LONG-TERM DEBT                                                                 306,000            306,000
                                                                            ----------         ----------

PENSION OBLIGATIONS                                                             21,515             28,132
                                                                            ----------         ----------

POSTRETIREMENT AND POSTEMPLOYMENT
  BENEFIT OBLIGATIONS                                                           76,230             89,656
                                                                            ----------         ----------

OTHER LONG-TERM LIABILITIES                                                      7,349             16,224
                                                                            ----------         ----------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
  Preferred stock, $.01 par value; 100,000,000 shares authorized;
    Issued and outstanding - none
  Common stock, $.01 par value; 100,000,000 shares authorized;
    issued - 9,829,546 in 2002 and 9,679,738 in 2001                                98                 97
  Class B common stock, convertible, $.01 par value; 100,000,000 shares authorized; issued - 12,956,242 in 2002 and
    13,059,077 in 2001                                                             130                131
  Additional paid-in capital                                                   432,870            430,647
  Retained earnings                                                            430,230            430,840
  Accumulated other comprehensive loss                                          (2,482)            (2,482)
                                                                            ----------         ----------
              Total                                                            860,846            859,233
  Treasury stock - at cost; 531,796 and 529,004 shares of common stock in 2002 and 2001, respectively, and 1,000,000 shares of
    Class B common stock in 2002 and 2001                                      (62,139)           (61,996)
                                                                            ----------         ----------
               Total stockholders' equity                                      798,707            797,237
                                                                            ----------         ----------

                   TOTAL                                                    $1,258,729         $1,288,783
                                                                            ==========         ==========

                                                                     (Concluded)


See notes to consolidated financial statements.

PULITZER INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED--- IN THOUSANDS)


                                                                                   First Quarter Ended
                                                                                --------------------------

                                                                                Mar. 31,           Apr. 1,
CONTINUING OPERATIONS                                                             2002              2001
                                                                                --------           -------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Income from continuing operations                                               $6,823            $4,318
  Adjustments to reconcile net income to net cash provided by
    Operating activities:
    Depreciation                                                                   3,733             3,700
    Amortization                                                                   1,110             6,399
    Gain on sale of assets, net                                                        0              (653)
    Changes in assets and liabilities (net of the effects of the purchase
        And sale of properties) which provided (used) cash:
        Trade accounts receivable                                                  1,232             2,201
        Inventory                                                                    653              (414)
        Other assets                                                              (4,817)           (3,690)
        Trade accounts payable and other liabilities                             (26,590)           (6,170)
        Income taxes receivable/payable                                            5,600             2,023
                                                                                --------          --------
NET CASH FROM OPERATING ACTIVITIES                                               (12,256)            7,714
                                                                                --------          --------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures                                                            (6,917)           (3,590)
  Purchase of businesses, net of cash acquired                                    (4,188)          (19,084)
  Purchases of marketable securities                                                   0           (19,824)
  Sales of marketable securities                                                       0           145,968
  Investment in joint ventures and limited partnerships                             (652)           (4,419)
  Increase in restricted cash                                                     (3,750)           (3,750)
  Increase in notes receivable                                                         0              (224)
                                                                                --------          --------
NET CASH FROM INVESTING ACTIVITIES                                               (15,507)           95,077
                                                                                --------          --------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Dividends paid                                                                  (3,714)           (3,596)
  Proceeds from exercise of stock options                                          1,542               848
  Proceeds from employee stock purchase plan                                         459                 0
  Purchase of treasury stock                                                        (143)              (30)
                                                                                --------          --------

NET CASH FROM FINANCING ACTIVITIES                                                (1,856)           (2,778)
                                                                                --------          --------

CASH FROM CONTINUING OPERATIONS                                                  (29,619)          100,013
                                                                                --------          --------


DISCONTINUED OPERATIONS
 Operating Activities
       Loss from discontinued operations                                               0            (2,163)
       Depreciation                                                                    0               154
       Amortization                                                                    0               275
       Loss on sale of newspaper assets                                                0             3,924
                                                                                --------          --------
NET CASH FROM OPERATING ACTIVITIES                                                     0             2,190

Investing Activities
        Capital expenditures                                                           0               (15)
         Sale of properties                                                            0            17,706
                                                                                --------          --------
NET CASH FROM INVESTING ACTIVITIES                                                     0            17,691
                                                                                --------          --------

CASH FROM DISCONTINUED OPERATIONS                                                      0            19,881
                                                                                --------          --------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                             (29,619)          119,894

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR                                   193,739            67,447
                                                                                --------          --------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                                      $164,120          $187,341
                                                                                ========          ========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Cash paid (received) during the period for:
    Interest paid                                                                 $5,717            $6,202
    Interest received                                                             (1,088)           (4,140)
    Income taxes                                                                       4                 2
    Income tax refunds                                                            (1,064)              (15)

SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING
  AND FINANCING ACTIVITIES:
  Increase in Dividends Payable and decrease in Retained Earnings                 $3,719            $3,598



See notes to consolidated financial statements.

PULITZER INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

1.      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Pulitzer Inc. (the "Company") reports on a fiscal year ending the last Sunday in the calendar year. For fiscal 2002, the first quarter began on December 31, 2001 and ended on March 31, 2002. For fiscal 2001, the first quarter began on January 1, 2001 and ended on April 1, 2001.

Basis of Consolidation - The consolidated financial statements include the accounts of the Company and its subsidiary companies, all of which are wholly-owned except for the Company's 95 percent interest in the results of operations of the St. Louis Post-Dispatch LLC. All significant intercompany transactions have been eliminated from the consolidated financial statements.

Revenue Recognition - Advertising revenue is recognized when ads are published. Circulation revenue is recognized when the newspaper is delivered to the customer. Other revenue is recognized when the product or service has been delivered.

Inventory Valuation - In the first quarter of fiscal 2002, the Company changed its method of determining the cost of newsprint inventories from the last-in, first-out (LIFO) method to the first-in, first-out (FIFO) method. The Company believes that the FIFO method better measures the current value of such inventories and provides a more appropriate matching of revenues and expenses. The effects of this change was immaterial to the financial results of the prior reporting periods of the Company and therefore did not require retroactive restatement of the results for those periods.

Interim Adjustments - In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the Company's financial position as of March 31, 2002 and the results of operations and cash flows for the three-month periods ended March 31, 2002 and April 1, 2001. These financial statements should be read in conjunction with the audited consolidated financial statements and related notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended December 30, 2001. Results of operations and cash flows for interim periods are not necessarily indicative of the results to be expected for the full year.

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

                                                       First Quarter Ended
                                                    -------------------------
                                                     Mar. 31,       Apr. 1,
                                                       2002          2001
                                                    -----------   -----------
                                                         (In thousands)
Weighted average shares outstanding (Basic EPS)         21,234        21,169

Common stock equivalents                                   224           209
                                                    ----------    ----------

Weighted average shares outstanding and
    common stock equivalents (Diluted EPS)              21,458        21,378
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

Financing Arrangements - In December 2001, the Company entered into an interest rate swap to convert $50 million of its fixed rate debt to a variable rate. The swap is designated as a fair-value hedge, and the Company employs the shortcut method which results in the offsetting of changes in the fair-value of the swap and related debt.

New Accounting Pronouncements - In July 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 141, Business Combinations ("SFAS No. 141") and SFAS No. 142, Goodwill and Other Intangible Assets. SFAS No. 141 ("SFAS No. 142") requires that all business combinations be accounted for under the purchase method. The statement further requires separate recognition of intangible assets that meet certain criteria. The statement applies to all business combinations initiated after June 30, 2001. The adoption of SFAS No. 141 did not have a material impact on the results of operations, financial position or liquidity of the Company.

Effective December 31, 2001, the Company adopted SFAS No. 142, which requires that an intangible asset that is acquired shall be initially recognized and measured based on its fair value. The statement also provides that goodwill and other indefinite lived intangible assets should not be amortized, but shall be tested for impairment annually, or more frequently if circumstances indicate potential impairment, through a comparison of fair value to their carrying amount.

SFAS No. 142, among other things, eliminates the amortization of goodwill and certain identified intangible assets. Intangible assets, including goodwill, that are not subject to amortization will be tested for impairment annually, or more frequently if events or changes in circumstances indicate that the asset might be impaired, using a two step impairment assessment. The first step of the impairment test identifies potential impairment and compares the fair value with its carrying amount, including goodwill. The Company evaluates impairment at its St. Louis, PNI, and Tucson operating segments, which are aggregated to comprise one reportable segment, publishing. If the fair value exceeds its carrying amount, goodwill is not considered impaired, and the second step of the impairment test is not necessary. If the carrying amount exceeds its fair value, the second step of the impairment test shall be performed to measure the amount of impairment loss, if any. In accordance with the transition provisions of SFAS No. 142, the Company has conducted the first step of impairment tests as of January 1, 2002. The Company assessed the fair value by considering its current cash flows, recent purchase price paid for entities within its industry, and the Company's market capitalization. The Company's discounted cash flow evaluation utilizes a discount rate that corresponds to the Company's weighted average cost of capital. Given consideration of these factors, the Company concluded that the fair value of the operating segments exceeded the carrying amounts of its net assets and accordingly, no impairment loss was recognized. Subsequent impairments, if any, would be classified as an operating expense. Subsequent impairment tests will be performed, at a minimum, in the fourth quarter of each year, in conjunction with the Company's annual planning process.

Upon adoption of SFAS No. 142, the transition provisions of SFAS No. 141 also became effective. These transaction provisions specify criteria for determining whether an acquired intangible asset should be recognized separately from goodwill. Intangible assets that meet certain criteria will qualify for recording on the balance sheet and will be amortized in the income statement. Such intangible assets will be subject to a periodic impairment test based on estimated fair value. On December 31, 2001, the Company reclassified the net carrying value of certain intangible assets in the amount of $41 million to goodwill. Refer to note 3 for more information on the Company's goodwill and other acquired intangible assets.

In 2001, the Company early adopted SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. In accordance with the provisions of SFAS No. 144, the operations and related gains and losses on properties sold in 2001 have been presented as discontinued operations in the accompanying consolidated statements of income.

Use of Estimates - The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of revenues and expenses during the reporting period. Actual results may differ from those estimates. Significant estimates utilized in preparing the accompanying consolidated financial statements include the Company's allowance for doubtful accounts.

Reclassifications - Certain reclassifications have been made to the 2001 consolidated financial statements to conform with the 2002 presentation.


2.      TUCSON NEWSPAPER PARTNERSHIP

In Tucson, Arizona, a separate partnership, TNI Partners ("TNI"), acting as agent for the Arizona Daily Star (the "Star", a newspaper owned by the Company) and the Tucson Citizen (the "Citizen", a newspaper owned by Gannett Co., Inc., "Gannett"), is responsible for printing, delivery, advertising, and circulation of the Star and the Citizen. TNI collects all of the receipts and income relating to the Star and the Citizen and pays all operating expenses incident to the partnership's operations and publication of the newspapers including combined news and editorial costs. Each newspaper is solely responsible for its own news and editorial content. Net pre-tax income or loss of TNI is allocated equally to the Star and the Citizen. The Company's 50 percent share of TNI's operating results is presented as a single component of operating income in the accompanying consolidated statements of income.

Summarized financial information for TNI is as follows:

                                          Mar. 31,         Dec. 30,
                                            2002             2001
                                         ---------        ---------
                                             (In thousands)
       Current assets                     $14,818          $15,188

       Current liabilities                 $7,727           $8,917

       Partners' equity                    $7,091           $6,271


                                            First Quarter Ended
                                       -------------------------------
                                          Mar. 31,          Apr. 1,
                                            2002             2001
                                       -----------        ------------
                                               (In thousands)
       Operating revenues                $26,338          $28,340

       Operating income                   $8,498           $9,130

        The Company's share of            $4,249           $4,565
        operating income


3.       ACQUISITION AND DISPOSITION OF PROPERTIES

In the first quarter of 2001, the Company recorded a net loss of $2.2 million related to the operation and sale of its daily newspaper located in Troy, Ohio, the sale of its St. Louis Internet Access Provider (ISP) business and the operation and sale of its newspaper property in Petaluma, California (the "Sale Transactions"). These amounts are included in 2001 net income as a separate line, "Loss from Discontinued Operations, net of Tax."

On February 1, 2001, the Company, through Pulitzer Newspapers, Inc. ("PNI") and its wholly owned subsidiaries, (collectively, the "PNI Group"), acquired, in an asset purchase, The Lompoc Record, a daily newspaper located in Lompoc, California. In addition, during the first quarter of 2001, the PNI Group acquired several weekly newspapers (in separate transactions) that complement its daily newspapers in several markets. These acquisitions are collectively referred to as the "PNI Acquisitions." Pro forma results for the 2001 PNI Acquisitions and other miscellaneous acquisitions have not been provided because the impact is not significant to the Company's operations or financial position.

GOODWILL AND OTHER INTANGIBLE ASSETS

On December 31, 2001, the Company adopted SFAS No. 142 and the transition provisions of SFAS No. 141, as discussed in more detail in Note 1. As a result, the Company ceased amortizing goodwill and reclassified the December 30, 2001 carrying value of certain intangible assets to goodwill. Changes in the carrying amount of goodwill and intangible assets for the Company for the quarter ended March 31, 2002 were as follows:

     (In thousands)
                                                                  GOODWILL        INTANGIBLE ASSETS
                                                                  ---------       -----------------
     Balance at December 30, 2001                                 $ 748,569             $ 83,268
     Intangible assets reclassified to goodwill                      41,034              (41,034)
     Additions during the period                                      4,188                    0
     Amortization Expense                                                 0               (1,110)
                                                                  ---------             --------
     Balance at March 31, 2002                                    $ 793,791             $ 41,125
                                                                  =========             ========

As required by SFAS No. 142, the results for the prior year's three months have not been restated. The reconciliation of reported net income and EPS to adjusted net income for the three months ended March 31, 2002 and April 1, 2001 was as follows:



                                                         THREE MONTHS ENDED
                                                    -----------------------------
     (In thousands, except share data)
                                                   MAR. 31, 2002    APR. 1, 2001
     Reported net income                             $   6,823         $  2,155
     Add back: goodwill amortization                         0            3,393
     Add back: intangible asset amortization                 0              219
                 reclassed to goodwill               ---------         --------

     Adjusted net income                             $   6,823         $  5,767
                                                     ---------         --------

     Basic and Diluted EPS:
     Reported net income per share                   $    0.32         $   0.10
     Add back: goodwill amortization                         0             0.16
     Add back: intangible asset amortization                 0             0.01
                 reclassed to goodwill               ---------         --------

     Adjusted net income per share                   $    0.32         $   0.27
                                                     =========         ========


     Other intangible assets at March 31, 2002 and December 30, 2001 were as follows:

     (In thousands)
                                                                 ACCUMULATED         NET
                                                     COST        AMORTIZATION        COST
                                                     ----        ------------        ----
     March 31, 2002
     Other intangible assets:

       Advertising base                            $ 31,816         $  4,795       $ 27,021
       Subscriber lists                              22,024            9,418         12,606
       Non-compete agreements & other                 3,278            1,780          1,498
                                                   --------         --------       --------
         Total other intangible assets             $ 57,118         $ 15,993       $ 41,125
                                                   ========         ========       ========
     December 30, 2001
     Other intangible assets:
       Advertising base                              31,816            4,416         27,400
       Subscriber lists                              22,024            8,762         13,262
       Non-compete agreements & other                46,714            4,108         42,606
                                                   --------         --------       --------
         Total other intangible assets            $ 100,554         $ 17,286       $ 83,268
                                                  =========         ========       ========

     Pretax amortization expense of other intangible assets for the three months ended March 31, 2002 was $1.1 million and over the next five years is estimated to be: $4.4 million per year from 2002 through 2004, $4.3 million for 2005, and $4.1 million for 2006.

4.      COMMITMENTS AND CONTINGENCIES

CAPITAL COMMITMENTS

As of March 31, 2002, the Company and its subsidiaries had construction and equipment commitments of approximately $20.6 million.

INVESTMENT COMMITMENTS

As of March 31, 2002, the Company had an unfunded capital contribution commitment related to a limited partnership in which it is an investor of approximately $10.5 million.

TAX CONTINGENCY

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

In October, 2001, the Internal Revenue Service ("IRS") formally proposed that Old Pulitzer's taxable income for the tax year ended March 18, 1999 be increased by approximately $80.4 million based on the assertion that Old Pulitzer was required to recognize a taxable gain in that amount as a result of the Spin-off. The Company is obligated under the Merger Agreement to indemnify Hearst-Argyle against any tax liability attributable to the Spin-off and has the right to control any proceedings relating to the determination of such tax liability.

The Company does not believe that Old Pulitzer realized any taxable gain in connection with the Spin-off and has contested the IRS' proposed increase in a formal written protest filed with the Appeals Office of the IRS in January, 2002. While there can be no assurance that the Company will completely prevail in its position, it believes that the IRS' position is not supported by the facts or applicable legal authorities and intends to vigorously contest the IRS' determination. It thus has not accrued any liability in connection with this matter. If the IRS were completely successful in its proposed adjustment, the Company's indemnification obligation would be approximately $29.3 million, plus applicable interest, and any indemnification payment would be recorded as an adjustment to additional paid-in capital.

PD LLC OPERATING AGREEMENT

On May 1, 2000, the Company and The Herald Company, Inc. ("Herald") completed the transfer of their respective interests in the assets and operations of the Post-Dispatch and certain related businesses to a new joint venture (the "Venture"), known as PD LLC. The Company controls and manages PD LLC. Under the terms of the operating agreement governing PD LLC (the "Operating Agreement"), the Company holds a 95 percent interest in the results of operations of PD LLC and Herald holds a 5 percent interest. Herald's 5 percent interest is reported as "Minority Interest in Net Earnings of Subsidiary" in the consolidated statements of income for 2002 and 2001. Also, under the terms of the Operating Agreement, Herald received on May 1, 2000 a cash distribution of $306 million from PD LLC. This distribution was financed by a $306 million borrowing by PD LLC ("Loan"). The Company's entry into the Venture was treated as a purchase for accounting purposes.

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

LEGAL CONTINGENCIES

In February, 1998, a group of independent newspaper dealers engaged in the business of reselling the St. Louis Post-Dispatch in vending machines and to retail establishments, filed suit against the Company in the Missouri Circuit Court, Twenty-Second Judicial Circuit (St. Louis City). The court has dismissed four of the six counts in the suit. In the remaining counts, the plaintiffs allege that the Company's actions have tortiously interfered with their business expectancy of being able to sell their branches and constituted malicious trespass on their intangible property by, among other things, allegedly reducing the value of their routes. The plaintiffs seek punitive damages with respect to the tortious interference count and statutory double damages if they should prevail on the malicious interference count. The plaintiffs cite as harmful acts the Company's purchase of various home delivery routes and branches, the Company's home subscription pricing compared to its single copy pricing, and allegedly more favorable rates, fees and allowances that the Company provides to its carriers and other branch dealers. The Company has denied any liability, is vigorously defending the suit and believes that it has meritorious defenses. While the ultimate outcome of litigation cannot be predicted with certainty, management, based on its understanding of the facts, does not believe the ultimate resolution of these matters will have a materially adverse effect on the Company's consolidated financial condition. However, depending upon the period of resolution, such effects could be material to the financial results of an individual period.

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

5.       OPERATING REVENUES

The Company's consolidated operating revenues consist of the following:

                                                First Quarter Ended
                                              -----------------------
                                              Mar. 31,        Apr. 1,
                                               2002            2001
                                              -------        --------
                                                 (In thousands)
Combined St. Louis operations                 $72,469         $74,607

Pulitzer Newspapers, Inc.                      27,574          26,716
                                             --------        --------

    Total                                    $100,043        $101,323
                                             ========        ========


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

GENERAL

Pulitzer Inc. (the "Company") is a newspaper publishing company with related Internet operations in 14 markets, the largest of which is St. Louis, Missouri. For the first quarter of 2002, the Company's combined St. Louis operations contributed over 64 percent of total revenue including revenue associated with the Company's operations in Tucson, Arizona.

Pulitzer Inc. is the successor to the company founded by the first Joseph Pulitzer in 1878 to publish the original St. Louis Post-Dispatch (the "Post-Dispatch"). The Company and its predecessors have operated continuously since 1878 under the direction of the Pulitzer family. Michael E. Pulitzer, a grandson of the founder, currently serves as Chairman of the Board of the Company.

The Company is engaged in newspaper publishing and related "new media" businesses. Its newspaper operations include operations in St. Louis, Missouri, where the Company publishes the Post-Dispatch, the only major daily newspaper serving the greater St. Louis metropolitan area and the Suburban Journals, a group of 37 weekly newspapers and niche publications that provide comprehensive community-oriented local news packages to the communities that they serve, and in Tucson, Arizona, where the Company publishes the Arizona Daily Star (the "Star"). In Tucson, the Company shares, on an equal basis, the combined results of the Star and the Tucson Citizen, published by Gannett. The Company's St. Louis and Tucson newspapers have weekly "total market coverage" sections that provide advertisers with market saturation, and both offer alternative delivery systems that provide advertisers with either targeted or total market coverage.

The Company owns and operates electronic news, information and communication Web sites in each of its markets, including STLToday.com, the preeminent local Internet site in St. Louis, and, in partnership with Gannett, AZStarnet.com, one of Tucson's leading local Internet sites.

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

ACQUISITION AND DISPOSITION OF PROPERTIES

In the first quarter of 2001, the Company recorded an after-tax net loss of $2.2 million related to the operation and sale of its daily newspaper located in Troy, Ohio, and the operation and sale of its St. Louis Internet Access Provider
(ISP) business (the "Sale Transactions"). These amounts and related net operating results are included in 2001 net income as a separate line, "Loss on Discontinued Operations, net of Tax."

On February 1, 2001, the Company, through PNI, acquired, in an asset purchase, The Lompoc Record, a daily newspaper located in Lompoc, California. In addition, during the first quarter of 2001, the PNI Group acquired several weekly newspapers (in separate transactions) that complement its daily newspapers in several markets. These acquisitions are collectively referred to as the "PNI Acquisitions."


CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of revenues and expenses during the reporting period. Actual results may differ from those estimates. Significant estimates utilized in preparing the accompanying consolidated financial statements include the Company's allowance for doubtful accounts.

The valuation of the allowance for doubtful accounts associated with trade accounts receivable is determined based on the Company's judgment involved in the use of estimates. The Company evaluates its allowance for uncollectable trade accounts receivable based on customers' credit history, payment trends, and other economic factors to the extent available.

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

Effective January 1, 2002, the Company adopted SFAS No. 142, which requires that an intangible asset that is acquired shall be initially recognized and measured based on its fair value. The statement also provides that goodwill and other indefinite lived intangible assets should not be amortized, but shall be tested for impairment annually, or more frequently if circumstances indicate potential impairment, through a comparison of fair value to their carrying amount.

SFAS No. 142, among other things, eliminates the amortization of goodwill and certain identified intangible assets. Intangible assets, including goodwill, that are not subject to amortization will be tested for impairment annually, or more frequently if events or changes in circumstances indicate that the asset might be impaired, using a two step impairment assessment. The first step of the impairment test identifies potential impairment and compares the fair value with its carrying amount, including goodwill. The Company evaluates impairment at its St. Louis, PNI, and Tucson Operating segments, which are aggregated to comprise one reportable segment, publishing. If the fair value exceeds its carrying amount, goodwill is not considered impaired, and the second step of the impairment test is not necessary. If the carrying amount exceeds its fair value, the second step of the impairment test shall be performed to measure the amount of impairment loss, if any. In accordance with the transition provisions of SFAS No. 142, the Company has conducted the first step of impairment tests as of December 31, 2001. The Company assessed the fair value by considering its current cash flows, recent purchase price paid for entities within its industry, and the Company's market capitalization. The Company's discounted cash flow evaluation utilizes a discounted rate that corresponds to the Company's weighted average cost of capital. Given consideration of these factors, the Company concluded that the fair value of the operating segments exceeded the carrying amounts of its net assets and accordingly, no impairment loss was recognized. Subsequent impairments, if any, would be classified as an operating expense. Subsequent impairment tests will be performed, at a minimum, in the fourth quarter of each year, in conjunction with the company's annual planning process.

FIRST QUARTER ENDED MARCH 31, 2002 COMPARED WITH 2001

SUMMARY

First quarter 2002 net income was $6.8 million, or $0.32 per diluted share, compared to $2.2 million, or $0.10 per diluted share, in the prior year. First quarter 2001 earnings included results from newspapers in Troy, Ohio and Petaluma, California, and the St. Louis Internet service provider (ISP) business, all of which were sold by the Company in fiscal 2001. Excluding these results, first quarter 2001 earnings from continuing operations were $4.3 million, or $0.20 per diluted share.

First quarter 2002 operating income increased to $17.1 million for the first quarter of 2002 from $11.0 million in the prior year. The increase in operating income was due principally to the elimination of $5.3 million of amortization of certain intangible assets in 2002, and lower newsprint costs, including a 20.4 percent reduction in the price per metric ton of newsprint compared to the first quarter of 2001.

These expense savings were partially offset by increased employee benefit costs, a K-mart related bad debt provision, and higher transition-related circulation expenses incurred during the process of rationalizing circulation distribution operations in St. Louis.

REVENUE

Revenues from continuing operations for the quarter ended March 31, 2002 decreased 1.3 percent, to $100.0 million from $101.3 million in 2001. The decrease primarily reflected continued weakness in classified revenues, particularly in the help wanted category, partially offset by better than expected retail results in St. Louis and at the PNI Group, and stronger national sales in the combined St. Louis operations. On a comparable basis, excluding the results of properties acquired in 2001 for comparable non-ownership periods, revenues for the first quarter of 2002 decreased 1.9 percent to $99.4 million from $101.3 million in 2001.

Advertising revenues decreased by $1.3 million, or 1.7 percent, in the first quarter of 2002. On a comparable basis, excluding the results of properties acquired from both years for comparable non-ownership periods, advertising revenues for the first quarter declined 2.2 percent, reflecting weakness in classified, particularly help wanted, advertising. For the first quarter of 2002, help wanted advertising revenue in the St. Louis Post-Dispatch was down
34.7 percent from the prior year period.

Circulation revenues increased $0.1 million, or 0.7 percent, in the first quarter of 2002. The higher circulation revenues resulted primarily from revenue increases at the Post-Dispatch. On a comparable basis, excluding the results of properties acquired in 2001 for comparable non-ownership periods, circulation revenue increased by 0.4 percent, in the first quarter of 2002.

OPERATING EXPENSE

Operating expenses decreased 8.1 percent to $87.2 million for the first quarter of 2002 from $94.9 million in the first quarter of 2001. Expenses were lower for two principal reasons: the absence of $5.3 million in amortization expense due to the elimination of amortization of certain intangible assets in 2002, and lower newsprint pricing and volume, which resulted in newsprint expense savings of $4.0 million or about 27 percent, largely on the strength of a 20.4 percent reduction in price.

On a comparable basis, excluding the results of properties acquired in 2001 for comparable non-ownership periods, and the elimination of amortization of certain intangible assets in 2001, operating expenses decreased by 3.4 percent to $86.5 million from $89.6 million in 2001. In the first quarter of 2002, the Company benefited from reductions in both wage costs, which decreased 2.4 percent on a comparable basis, and lower newsprint costs. These expense savings were partially offset by increased employee benefit costs, which rose 15.5 percent, a K-mart related bad debt provision of approximately $0.5 million, and higher transition-related circulation expenses incurred during the process of rationalizing the Company's St. Louis circulation distribution operations. Combined St. Louis and PNI employment levels declined by 3.5 percent from the first quarter of 2001.

Equity in the earnings of the Tucson newspaper partnership for the first quarter of 2002 decreased 6.9 percent to $4.2 million from $4.6 million in the first quarter of 2001. The decrease primarily reflected weak demand in retail and classified, particularly help wanted, advertising. For the first quarter of 2002, help wanted advertising revenue in Tucson was down 31.9 percent from the prior year. The decrease in advertising revenue was partially offset by a decline in expenses of 6.3 percent in the first quarter of 2002.

OPERATING INCOME

For the first quarter of 2002, the Company reported operating income from continuing operations of $17.1 million compared to $11.0 million in the prior year quarter. This increase in 2002 first-quarter operating income primarily reflected the decrease in newsprint costs and the absence of $5.3 million due to the elimination of amortization on certain intangible assets in 2002.

On a comparable basis, excluding the results of properties acquired in 2001 for comparable non-ownership periods, and the elimination of amortization of certain intangible assets in 2002, operating income increased by 4.5 percent to $17.1 million from $16.3 million in 2001.

NON-OPERATING ITEMS

Interest income for the first quarter of 2002 decreased to $1.0 million from $2.5 million in the prior year quarter. This decline resulted, principally, from lower average interest rates and a $30 million decrease in funds invested.

The Company reported interest expense of $5.7 million in the first quarter of 2002. Interest expense is comprised of $6.2 million in interest expense resulting from the $306 million of long-term debt, partially offset by the impact of the Company's December 2001 interest rate swap.

The Company reported a loss on marketable securities and investments of $0.8 million in the first quarter of 2002 compared with a net gain of $0.6 million in the prior year quarter. The current quarter loss resulted from an adjustment to the carrying value of two Internet investments. The prior year loss was due to a gain on marketable securities of $0.7 million and the write-off of a portion of a non-operating minority investment of $0.1 million.

The effective income tax rate for the first quarter of 2002 was 38.5 percent compared with a rate of 39.6 percent in the prior year. The lower effective tax rate in the first quarter of 2002 resulted primarily from the absence of nondeductible goodwill amortization in 2002.

INCOME FROM CONTINUING OPERATIONS

The Company reported income from continuing operations of $6.8 million, or $0.32 per diluted share for the first quarter of 2002, compared with income of $4.3 million, or $0.20 per diluted share in 2001. The increase in 2002 income from continuing operations primarily reflects decreased operating expenses from lower newsprint costs and the absence of $5.3 million due to the elimination of amortization of certain intangible assets in 2002. These expense savings were partially offset by a $1.3 million decline in operating revenues, principally due to continued weakness in help wanted classified.

DISCONTINUED OPERATIONS

The Company reported no discontinued operations impact during the first quarter of 2002 compared to a loss of $2.2 million, or ($0.10) per diluted share, in 2001. The 2001 $2.2 million loss is related to the Company's sale and operation of its daily newspaper located in Troy, Ohio, and the sale of its St. Louis Internet Access Provider (ISP) business (the "Sale Transactions"). These amounts are included in 2001 net income as a separate line, "Loss on Discontinued Operations, net of Tax."


LIQUIDITY AND CAPITAL RESOURCES

As of March 31, 2002, the Company had an unrestricted cash balance of $164.1 million compared with a unrestricted balance of $193.7 million as of December 30, 2001. The decrease in cash results from, principally, the funding of certain employee benefit obligations, capital project spending, the largest of which is the expanded production facilities in St. Louis, and restricted cash requirements under the Company's debt covenants, and the purchase of businesses in St. Louis.

At both March 31, 2002 and December 30, 2001, the Company had $306 million of outstanding debt pursuant to a loan agreement between St. Louis Post-Dispatch LLC ("PD LLC") and a group of institutional lenders led by Prudential Capital Group (the "Loan"). The aggregate principal amount of the Loan is payable on April 28, 2009 and bears interest at an annual rate of 8.05 percent.

In December 2001, the Company entered into an interest rate swap contract to convert $50 million of the Company's fixed rate debt to a variable rate. The interest rate swap has a $50 million notional amount and matures on April 28, 2009. Under the terms of this contract, the Company pays interest at a variable rate based upon LIBOR plus 2.365 percent and receives interest at a fixed rate of 8.05 percent. The floating interest rate re-prices semiannually. The impact of the swap results in approximately 16.3 percent of the Company's long-term debt being subject to variable interest rates.

The agreements with respect to the Loan (the "Loan Agreements") contain certain covenants and conditions including the maintenance of cash flow and various other financial ratios, minimum net worth requirements and limitations on the incurrence of other debt. In addition, the Loan Agreements and the PD LLC Operating Agreement require that PD LLC maintain a minimum reserve balance consisting of cash and investments in U.S. government securities, totaling approximately $28.6 million as of March 31, 2002. The Loan Agreements and the Operating Agreement provide for a $3.75 million quarterly increase in the minimum reserve balance through May 1, 2010 when the amount will total $150 million.

The Company expects to spend approximately $30 million on building and equipment in 2002. As of March 31, 2002, the Company had remaining capital commitments for buildings and equipment replacements of approximately $20.6 million, which includes an estimated $11 million for a Post-Dispatch plant expansion project. The total cost of the Post-Dispatch plant expansion project, which is expected to be completed in late 2002, is estimated to be approximately $17 million. In addition, as of March 31, 2002, the Company had a capital contribution commitment of approximately $10.5 million related to a limited partnership investment.

In order to build a stronger, more direct relationship with the readers of the Post-Dispatch, PD LLC has purchased a number of circulation routes from independent carriers and dealers over the past two years and it may continue to purchase additional routes from time to time in the future. As of March 31, 2002, PD LLC owned circulation routes covering approximately 66 percent of the Post-Dispatch's home delivery distribution in the newspaper's designated market.

The Company's Board of Directors previously authorized the repurchase of up to $100 million of the Company's outstanding capital stock. The Company's repurchase program provides for the purchase of both common and Class B common shares in either the open market or in privately negotiated transactions. As of March 31, 2002, the Company had repurchased under this authority 1,000,000 shares of Class B common stock and 531,796 shares of common stock for a combined purchase price of approximately $62 million, leaving approximately $38 million in remaining share repurchase authority.

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


PD LLC OPERATING AGREEMENT

On May 1, 2000, the Company and The Herald Company, Inc. ("Herald") completed the transfer of their respective interests in the assets and operations of the Post-Dispatch and certain related businesses to a new joint venture (the "Venture"), known as PD LLC. The Company controls and manages PD LLC. Under the terms of the operating agreement governing PD LLC (the "Operating Agreement"), the Company holds a 95 percent interest in the results of operations of PD LLC and Herald holds a 5 percent interest. Herald's 5 percent interest is reported as "Minority Interest in Net Earnings of Subsidiary" in the consolidated statements of income for 2002 and 2001. Also, under the terms of the Operating Agreement, Herald received on May 1, 2000 a cash distribution of $306 million from PD LLC. This distribution was financed by a $306 million borrowing by PD LLC ("Loan"). The Company's entry into the Venture was treated as a purchase for accounting purposes.

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

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The primary raw material used in the Company's operations is newsprint, representing 12.1 to 18.9 percent of operating expenses over the last five years. For the first quarter of 2002, the Company's newsprint cost, including its 50 percent share related to the operations of TNI Partners, was approximately $12.2 million. Based on the Company's current level of newspaper operations, expected annual newsprint consumption for 2002 is estimated to be in the range of 110,000 metric tons. Historically, newsprint has been subject to significant price fluctuations from year to year, unrelated in many cases to general economic conditions. In the last five years, the Company's average annual cost per ton of newsprint has varied from its peak price by approximately 20 percent. For the first quarter of 2002, the Company's average cost per metric ton of newsprint decreased by 20.4 percent versus the first quarter of 2001. For every one-dollar change in the Company's average annual cost per metric ton of newsprint, pre-tax income would change by approximately $0.1 million, assuming annual newsprint consumption of 110,000 metric tons. The Company attempts to obtain the best price available by combining newsprint purchases for its different newspaper locations with those of other newspaper companies. The Company considers its relationship with newsprint producers to be good. The Company does not enter into derivative contracts for newsprint.

At March 31, 2002, the Company had $306 million of outstanding debt pursuant to the Loan. The Loan bears interest at a fixed annual rate of 8.05 percent.

In December 2001, the Company entered into an interest rate swap contract to convert a portion of the Company's fixed rate debt to a variable rate. The interest rate swap has a $50 million notional amount and matures on April 28, 2009. Under the terms of this contract, the Company pays interest at a variable rate based upon LIBOR plus 2.365 percent and receives interest at a fixed rate of 8.05 percent. The floating interest rate re-prices semiannually. The impact of the swap results in approximately 16.3 percent of the Company's long-term debt being subject to variable interest rates.

Changes in market interest rates may cause the Company to incur higher net interest expense. For example, for every 1 percent increase in variable interest rates, the Company would incur approximately $0.5 million in additional annual interest expense.

                           PART II. OTHER INFORMATION


ITEM 1.    LEGAL PROCEEDINGS

     Please see Note 4 "Commitments and Contingencies" to the consolidated financial statements included in Part I., Item 1. of this Form 10-Q.


ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

              (a) The following exhibits are filed as part of this report:

                  10.42 - Deloitte & Touche LLP preferability letter dated May 8, 2002 regarding the Company's change in inventory valuation practice.

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


                                            PULITZER INC.
                                            (Registrant)

Date:  May 13, 2002                    /s/  Alan G. Silverglat
                                 ------------------------------------
                                        (Alan G. Silverglat)
                                    Senior Vice-President-Finance
                                  (on behalf of the Registrant and
                                   as principal financial officer)

                                  EXHIBIT INDEX


10.42 - Deloitte & Touche LLP preferability letter dated May 8, 2002 regarding the Company's change in inventory valuation practice.