Form 10-Q
period 2002-06-30
PULITZER INC
filed 2002-08-14
CIK 1068848

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                 --------------

                                    FORM 10-Q
              (Mark One)
              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                  SECURITIES EXCHANGE ACT OF 1934
              For the quarterly period ended JUNE 30, 2002

                                       OR

              [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                  SECURITIES EXCHANGE ACT OF 1934

             For the transition period from __________________to________________

                         COMMISSION FILE NUMBER 1-14541

                                 --------------

                                  PULITZER INC.
             (Exact name of registrant as specified in its charter)

                                 --------------

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

                                 --------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

                             YES [X]         NO [ ]

                                 --------------

    Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


          CLASS                                    OUTSTANDING 8/5/02
---------------------------                      ----------------------
       COMMON STOCK                                    9,409,748
   CLASS B COMMON STOCK                               11,890,242

================================================================================

                          PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

PULITZER INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED - IN THOUSANDS, EXCEPT EARNINGS PER SHARE)

                                                        Second Quarter Ended        Six Months Ended
                                                       ----------------------    ----------------------
                                                         June 30,     July 1,      June 30,    July 1,
                                                           2002        2001         2002        2001
                                                       ----------   ---------    ---------   ----------
OPERATING REVENUES:
    Advertising
        Retail                                         $  29,413    $  30,672    $  57,996    $  57,787
        National                                           5,557        7,743       11,934       13,801
        Classified                                        32,749       34,753       62,903       69,345
                                                       ---------    ---------    ---------    ---------
            Subtotal                                      67,719       73,168      132,833      140,933
        Preprints                                         13,827       11,762       25,783       22,389
                                                       ---------    ---------    ---------    ---------
            Total advertising                             81,546       84,930      158,616      163,322
    Circulation                                           19,716       20,236       40,178       40,556
    Other                                                  2,735        2,406        5,246        5,017
                                                       ---------    ---------    ---------    ---------
                Total operating revenues                 103,997      107,572      204,040      208,895
                                                       ---------    ---------    ---------    ---------
OPERATING EXPENSES:
    Payroll and other personnel expenses                  44,892       44,139       89,565       87,676
    Newsprint expense                                     10,128       15,509       20,938       30,307
    Depreciation                                           3,718        3,786        7,451        7,486
    Amortization                                           1,107        6,527        2,217       12,926
    Other expenses                                        28,112       28,723       54,998       55,143
                                                       ---------    ---------    ---------    ---------
                Total operating expenses                  87,957       98,684      175,169      193,538
                                                       ---------    ---------    ---------    ---------

  Equity in earnings of Tucson newspaper partnership       4,749        4,613        8,998        9,178
                                                       ---------    ---------    ---------    ---------

  Operating income                                        20,789       13,501       37,869       24,535
  Interest income                                            984        2,142        1,985        4,632
  Interest expense                                        (5,105)      (6,179)     (10,822)     (12,356)
  Net gain (loss) on marketable securities and            (5,152)      (2,342)      (5,965)      (2,080)
  investments
  Net other income (expense)                                  10          (63)          14         (100)
                                                       ---------    ---------    ---------    ---------

INCOME BEFORE PROVISION FOR INCOME TAXES                  11,526        7,059       23,081       14,631

PROVISION FOR INCOME TAXES                                 4,222        2,822        8,676        5,824

MINORITY INTEREST IN NET EARNINGS OF
  SUBSIDIARY                                                 331          171          609          423
                                                       ---------    ---------    ---------    ---------

INCOME FROM CONTINUING OPERATIONS                          6,973        4,066       13,796        8,384

(LOSS) FROM DISCONTINUED
OPERATIONS, NET OF TAX                                         0          (84)           0       (2,247)
                                                       ---------    ---------    ---------    ---------
NET INCOME                                             $   6,973    $   3,982    $  13,796    $   6,137
                                                       =========    =========    =========    =========
BASIC EARNINGS PER SHARE OF STOCK:

  Income from continuing operations                    $    0.33    $    0.19    $    0.65    $    0.40
  (Loss)  from discontinued operations                      0.00         0.00         0.00        (0.11)
                                                       ---------    ---------    ---------    ---------
  Earnings per share                                   $    0.33    $    0.19    $    0.65    $    0.29
                                                       =========    =========    =========    =========

  Weighted average number of shares outstanding           21,274       21,186       21,254       21,177
                                                       =========    =========    =========    =========
DILUTED EARNINGS PER SHARE OF STOCK:
  Income from continuing operations                    $    0.32    $    0.19    $    0.64    $    0.39


  (Loss)  from discontinued operations                      0.00         0.00         0.00        (0.10)
                                                       ---------    ---------    ---------    ---------
  Earnings per share                                   $    0.32    $    0.19    $    0.64    $    0.29
                                                       =========    =========    =========    =========

  Weighted average number of shares outstanding           21,491       21,373       21,474       21,376
                                                       =========    =========    =========    =========

See notes to consolidated financial statements.

PULITZER INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(UNAUDITED -- IN THOUSANDS)

                                                Second Quarter Ended                Six Months Ended
                                             -------------------------        ---------------------------
                                              June 30,        July 1,         June 30,            July 1,
                                               2002            2001             2002               2001
                                             ---------       ---------        ---------          --------

NET INCOME                                   $  6,973         $  3,982         $ 13,796          $  6,137

OTHER COMPREHENSIVE INCOME (LOSS),
  NET OF TAX:

  Unrealized holding gains on marketable
      securities arising during the period        139                0              139               627

   Reclassification adjustment                      0                0                0              (398)
                                             --------         --------         --------          --------
   Other comprehensive income                     139                0              139               229
                                             --------         --------         --------          --------
COMPREHENSIVE INCOME                         $  7,112         $  3,982         $ 13,935          $  6,366
                                             ========         ========         ========          ========

See notes to consolidated financial statements.

PULITZER INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF FINANCIAL POSITION
(UNAUDITED - - IN THOUSANDS)

                                                             June 30,   December 30,
                                                               2002        2001
                                                           -----------  ------------
ASSETS

CURRENT ASSETS:
  Cash and cash equivalents                                $  130,538   $  193,739
  Marketable securities                                        46,661            0
  Trade accounts receivable (less allowance for doubtful
    accounts of $6,346 and $6,024)                             49,207       52,033
  Inventory                                                     4,273        5,124
  Income taxes receivable                                           0        6,339
  Prepaid expenses and other                                   14,637       15,301
                                                           ----------   ----------

              Total current assets                            245,316      272,536
                                                           ----------   ----------

PROPERTIES:
  Land                                                          8,191        7,741
  Buildings                                                    55,725       54,451
  Machinery and equipment                                     147,539      145,461
  Construction in progress                                     16,038        5,620
                                                           ----------   ----------
              Total                                           227,493      213,273
  Less accumulated depreciation                               113,417      105,973
                                                           ----------   ----------

              Properties - net                                114,076      107,300
                                                           ----------   ----------

INTANGIBLE AND OTHER ASSETS:
  Intangible assets - net of amortization                     836,007      831,837
  Restricted cash                                              32,310       24,810
  Other                                                        47,428       52,300
                                                           ----------   ----------

              Total intangible and other assets               915,745      908,947
                                                           ----------   ----------

                   TOTAL                                   $1,275,137   $1,288,783
                                                           ==========   ==========

                                                                     (Continued)

PULITZER INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF FINANCIAL POSITION
(UNAUDITED -- IN THOUSANDS, EXCEPT SHARE DATA)

                                                                       June 30,     December 30,
                                                                         2002          2001
                                                                    ------------   --------------
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Trade accounts payable                                            $     9,399    $    10,761
  Salaries, wages and commissions                                        12,246         13,825
  Income taxes payable                                                    8,678              0
  Interest payable                                                        3,819          4,399
  Pension obligations                                                     1,687          4,678
  Acquisition payable                                                     9,707          9,707
  Dividends payable                                                       3,725              0
  Other                                                                   9,378          8,164
                                                                     -----------   -----------
              Total current liabilities                                  58,639         51,534
                                                                     -----------   -----------

LONG-TERM DEBT                                                          306,000        306,000
                                                                     -----------   -----------

PENSION OBLIGATIONS                                                      21,197         28,132
                                                                     -----------   -----------

POSTRETIREMENT AND POSTEMPLOYMENT
  BENEFIT OBLIGATIONS                                                    76,135         89,656
                                                                     -----------   -----------

OTHER LONG-TERM LIABILITIES                                               9,220         16,224
                                                                     -----------   -----------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
  Preferred stock, $.01 par value; 100,000,000 shares authorized;
    Issued and outstanding - none
  Common stock, $.01 par value; 100,000,000 shares authorized;
    Issued - 9,404,129 in 2002 and 9,679,738 in 2001                         94             97
  Class B common stock, convertible, $.01 par value; 100,000,000
    Shares authorized; issued - 11,890,242 in 2002 and
    13,059,077 in 2001                                                      119            131
  Additional paid-in capital                                            372,598        430,647
  Retained earnings                                                     433,478        430,840
  Accumulated other comprehensive loss                                   (2,343)        (2,482)
                                                                     -----------   -----------
              Total                                                     803,946        859,233
  Treasury stock - at cost;  529,004 shares of common
    stock in 2001, and 1,000,000 shares of
    Class B common stock in 2001                                              0        (61,996)
                                                                     -----------   -----------
             Total stockholders' equity                                 803,946        797,237
                                                                     -----------   -----------
                   TOTAL                                            $ 1,275,137    $ 1,288,783
                                                                     ===========   ===========


                                                                     (Concluded)

See notes to consolidated financial statements.

PULITZER INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED -- IN THOUSANDS)

                                                                                     Six Months Ended
                                                                                ---------------------------
                                                                                June 30,           July 1,
                                                                                  2002              2001
                                                                                ---------         ---------
CONTINUING OPERATIONS

CASH FLOWS FROM OPERATING ACTIVITIES:
  Income from continuing operations                                             $  13,796         $   8,384
  Adjustments to reconcile net income to net cash provided by
    Operating activities:
    Depreciation                                                                    7,451             7,486
    Amortization                                                                    2,217            12,926
    Gain on sale of assets, net                                                         0              (602)
    Changes in current assets and liabilities (net of the effects of the purchase and sale of properties) which provided (used) cash
        Trade accounts receivable                                                   2,826            (2,782)
        Inventory                                                                     851             1,241
        Other assets                                                               (2,240)           (8,793)
        Trade accounts payable and other liabilities                              (24,073)           (3,058)
        Income taxes receivable/payable                                            15,017             1,244
                                                                                ---------         ---------
NET CASH FROM OPERATING ACTIVITIES                                                 15,845            16,046
                                                                                ---------         ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures                                                            (14,347)           (5,773)
  Purchase of businesses, net of cash acquired                                     (6,386)          (24,739)
  Purchases of marketable securities                                              (46,511)          (19,824)
  Sales of marketable securities                                                       77           145,968
  Investment in joint ventures and limited partnerships                              (652)           (4,419)
  Increase in restricted cash                                                      (7,500)           (7,500)
  Decrease (Increase) in notes receivable                                             200              (170)
                                                                                ---------         ---------
NET CASH FROM INVESTING ACTIVITIES                                                (75,119)           83,543
                                                                                ---------         ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Dividends paid                                                                   (7,433)           (7,194)
  Proceeds from exercise of stock options                                           2,960             1,611
  Proceeds from employee stock purchase plan                                          689               418
  Purchase of treasury stock                                                         (143)              (39)
                                                                                ---------         ---------
NET CASH FROM FINANCING ACTIVITIES                                                 (3,927)           (5,204)
                                                                                ---------         ---------

CASH FROM CONTINUING OPERATIONS                                                   (63,201)           94,385
                                                                                ---------         ---------
DISCONTINUED OPERATIONS
 Operating Activities
       Loss from discontinued operations                                                0            (2,247)
       Depreciation                                                                     0               184
       Amortization                                                                     0               279
       Loss on sale of newspaper assets                                                 0             3,898
                                                                                ---------         ---------
NET CASH FROM OPERATING ACTIVITIES                                                      0             2,114

Investing Activities
       Capital expenditures                                                             0               (15)
       Sale of properties                                                               0            17,800
                                                                                ---------         ---------
NET CASH FROM INVESTING ACTIVITIES                                                      0            17,785
                                                                                ---------         ---------

CASH FROM DISCONTINUED OPERATIONS                                                       0            19,899
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                              (63,201)          114,284

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR                                    193,739            67,447
                                                                                ---------         ---------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                                      $ 130,538         $ 181,731
                                                                                =========         =========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Cash paid (received) during the period for:
    Interest paid                                                               $  11,754         $  12,381
    Interest received                                                              (1,819)           (6,319)
    Income taxes                                                                        4             3,712
    Income tax refunds                                                             (5,903)              (70)

SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING
  AND FINANCING ACTIVITIES:
  Increase in Dividends Payable and decrease in Retained Earnings               $   3,725         $   3,609

See notes to consolidated financial statements.

PULITZER INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Pulitzer Inc. (the "Company") reports on a fiscal year ending the last Sunday in the calendar year. In 2002, the Company's fiscal year began on December 31, 2001 and will end on December 29, 2002. For fiscal 2001, the Company's fiscal year began on January 1, 2001 and ended on December 30, 2001.

Basis of Consolidation -- The consolidated financial statements include the accounts of the Company and its subsidiary companies, all of which are wholly-owned except for the Company's 95 percent interest in the results of operations of the St. Louis Post-Dispatch LLC. All significant intercompany transactions have been eliminated from the consolidated financial statements.

Revenue Recognition -- Advertising revenue is recognized when ads are published. Circulation revenue is recognized when the newspaper is delivered to the customer. Other revenue is recognized when the product or service has been delivered.

Inventory Valuation -- In the first quarter of fiscal 2002, the Company changed its method of determining the cost of newsprint inventories from the last-in, first-out (LIFO) method to the first-in, first-out (FIFO) method. The Company believes that the FIFO method better measures the current value of such inventories and provides a more appropriate matching of revenues and expenses. The effect of this change was immaterial to the financial results of the prior reporting periods of the Company and therefore did not require retroactive restatement of the results for those periods.

Interim Adjustments -- In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the Company's financial position as of June 30, 2002 and July 1, 2001, the results of operations for the three- and six-month periods ended June 30, 2002 and July 1, 2001 and cash flows for the six-month periods ended June 30, 2002 and July 1, 2001. These financial statements should be read in conjunction with the audited consolidated financial statements and related notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended December 30, 2001. Results of operations and cash flows for interim periods are not necessarily indicative of the results to be expected for the full year.

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

                                                      Second Quarter Ended        Six Months Ended
                                                     ---------------------     ---------------------
                                                     June 30,      July 1,     June 30,      July 1,
                                                       2002         2001         2002         2001
                                                     --------     --------     --------     --------
                                                        (In thousands)            (In thousands)

Weighted average shares outstanding (Basic EPS)       21,274       21,186       21,254       21,177

Common stock equivalents                                 217          187          220          199
                                                      ------       ------       ------       ------
Weighted average shares outstanding and
    common stock equivalents (Diluted EPS)            21,491       21,373       21,474       21,376
                                                      ======       ======       ======       ======

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

Financing Arrangements - In December 2001, the Company entered into an interest rate swap to convert $50 million of its fixed rate interest cost to a variable rate. In May 2002, the Company entered into a second interest rate swap to convert an additional $100 million of its fixed rate interest cost to a variable rate. Both swaps are designated as fair-value hedges, and the Company employs the shortcut method which results in the offsetting of changes in the fair-value of the swap and related debt.

Treasury Stock Retirement -- In May 2002, the Company retired 531,796 shares of common stock and 1,000,000 shares of Class B common stock previously purchased into the Treasury.

New Accounting Pronouncements -- In July 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 141, Business Combinations ("SFAS No. 141") and SFAS No. 142, Goodwill and Other Intangible Assets. SFAS No. 141 requires that all business combinations be accounted for under the purchase method. The statement further requires separate recognition of intangible assets that meet certain criteria. The statement applies to all business combinations initiated after June 30, 2001. The adoption of SFAS No. 141 did not have a material impact on the results of operations, financial position or liquidity of the Company.

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

SFAS No. 142, among other things, eliminates the amortization of goodwill and certain identified intangible assets. The Company will test intangible assets, including goodwill, that are not subject to amortization for impairment annually, or more frequently if events or changes in circumstances indicate that the asset might be impaired, using a two step impairment assessment. The first step of the impairment test identifies potential impairment and compares the fair value with its carrying amount, including goodwill. The Company evaluates impairment at its St. Louis, PNI, and Tucson operating units, which are aggregated to comprise one reportable segment, publishing. If the fair value exceeds the carrying amount, goodwill is not considered impaired, and the second step of the impairment test is not necessary. If the carrying amount exceeds its fair value, the second step of the impairment test shall be performed to measure the amount of impairment loss, if any. In accordance with the transition provisions of SFAS No. 142, the Company has conducted the first step of impairment tests as of January 1, 2002. The Company assessed the fair value by considering its current cash flows, recent purchase price paid for entities within its industry, and the Company's market capitalization. The Company's discounted cash flow evaluation utilizes a discount rate that corresponds to the Company's weighted average cost of capital. Given consideration of these factors, the Company concluded that the fair value of the operating segments exceeded the carrying amounts of its net assets and, accordingly, no impairment loss was recognized. Subsequent impairments, if any, would be classified as an operating expense. Subsequent impairment tests will be performed, at a minimum, in the fourth quarter of each year, in conjunction with the Company's annual planning process.

Upon adoption of SFAS No. 142, the transition provisions of SFAS No. 141 also became effective. These transaction provisions specify criteria for determining whether an acquired intangible asset should be recognized separately from goodwill. Intangible assets that meet certain criteria will qualify for recording on the balance sheet and will be amortized in the income statement. Such intangible assets will be subject to a periodic impairment test based on estimated fair value. On December 31, 2001, the Company reclassified the net carrying value of certain intangible assets in the amount of $41 million to goodwill. Refer to Note 4 for more information on the Company's goodwill and other acquired intangible assets.

In 2001, the Company early adopted SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. In accordance with the provisions of SFAS No. 144, the operations and related gains and losses on properties sold in 2001 have been presented as discontinued operations in the accompanying consolidated statements of income.

On April 30, 2002, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 145, Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections ("SFAS 145"), to update, clarify, and simplify certain existing pronouncements. The adoption of SFAS 145 is not expected to have a material impact on the Company's financial condition or results of operations.

Use of Estimates -- The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of revenues and expenses during the reporting period. Actual results may differ from those estimates. Significant estimates utilized in preparing the accompanying consolidated financial statements included the Company's allowance for doubtful accounts.

Reclassifications -- Certain reclassifications have been made to the 2001 consolidated financial statements to conform with the presentation made in 2002.

2.   TUCSON NEWSPAPER PARTNERSHIP

In Tucson, Arizona, a separate partnership, TNI Partners ("TNI"), acting as agent for the Arizona Daily Star (the "Star", a newspaper owned by the Company) and the Tucson Citizen (the "Citizen", a newspaper owned by Gannett Co., Inc., "Gannett"), is responsible for printing, delivery, advertising, and circulation of the Star and the Citizen. TNI collects all of the receipts and income relating to the Star and the Citizen and pays all operating expenses incident to the partnership's operations and publication of the newspapers including the news and editorial costs of each newspaper. Each newspaper is solely responsible for its own news and editorial content. Net pre-tax income or loss of TNI is allocated equally to the Star and the Citizen. The Company's 50 percent share of TNI's operating results is presented as a single component of operating income in the accompanying consolidated statements of income.

Summarized financial information for TNI is as follows:

                                    June 30,       December 30,
                                     2002             2001
                                   ---------       ------------
                                          (in thousands)
       Current assets               $11,356          $15,188

       Current liabilities          $ 7,538          $ 8,917

       Partners' equity             $ 3,818          $ 6,271


                                         Second Quarter Ended               Six Months Ended
                                       --------------------------       --------------------------
                                       June 30,          July 1,         June 30,          July 1,
                                         2002             2001             2002             2001
                                       --------         ---------       ----------       ----------
                                             (In thousands)                    (In thousands)
       Operating revenues               $25,758          $26,878          $52,096          $55,218

       Operating income                 $ 9,498          $ 9,226          $17,996          $18,356

       The Company's share of           $ 4,749          $ 4,613          $ 8,998          $ 9,178
       Operating income


3.   ACQUISITION AND DISPOSITION OF PROPERTIES

In the second quarter and the first six-months of 2001, the Company recorded a net loss of $0.1 million and $2.2 million, respectively, related to the operation of its daily newspaper located in Petaluma, California, and the operation and sale of its St. Louis Internet Access Provider (ISP) business and its newspaper property in Troy, Ohio (the "Sale Transactions"). These amounts are included in 2001 net income as a separate line, "Loss from Discontinued Operations, Net of Tax."

On January 31, 2001, the Company, through Pulitzer Newspapers, Inc. ("PNI") and its wholly owned subsidiaries, (collectively, the "PNI Group"), acquired, in an asset purchase, The Lompoc Record, a daily newspaper located in Lompoc, California. In addition, during the first six months of 2001, the PNI Group acquired several weekly newspapers (in separate transactions) that complement its daily newspapers in several markets. These acquisitions are collectively referred to as the "PNI Acquisitions." Pro forma results for the 2001 PNI Acquisitions and other miscellaneous acquisitions have not been provided because the impact is not significant to the Company's consolidated operations or financial position.

4.   GOODWILL AND OTHER INTANGIBLE ASSETS

On December 31, 2001, the Company adopted SFAS No. 142 and the transition provisions of SFAS No. 141, as discussed in more detail in Note 1. As a result, the Company ceased amortizing goodwill and reclassified the December 30, 2001 carrying value of certain intangible assets to goodwill. Changes in the carrying amounts of goodwill and intangible assets for the Company for the six months ended June 30, 2002 were as follows:


     (In thousands)
                                                                   GOODWILL          INTANGIBLE ASSETS
                                                                  ---------          -----------------
     Balance at December 30, 2001                                 $ 748,569               $ 83,268
     Intangible assets reclassified to goodwill                      41,034                (41,034)
     Additions during the period                                      6,385                      0
     Amortization expense                                                 0                 (2,215)
                                                                  ---------               --------
     Balance at June 30, 2002                                     $ 795,988               $ 40,019
                                                                  =========               ========

As required by SFAS No. 142, the results for the prior year's second quarter and first six months have not been restated. The reconciliation of reported net income and EPS to adjusted net income for the quarter and six months ended June 30, 2002 and July 1, 2001 was as follows:


                                                              SECOND QUARTER ENDED                   SIX MONTHS ENDED
     (In thousands, except share data)                   -------------------------------      -------------------------------
                                                         JUNE 30, 2002      JULY 1, 2001      JUNE 30, 2002    JULY 1, 2001
                                                         -------------      ------------      -------------    ------------
     Reported net income                                    $6,973            $3,982             $13,796          $6,137
     Add back:  goodwill amortization                            0             3,405                   0           6,798
     Add back:  intangible asset amortization
     reclassed to goodwill                                       0               272                   0             491
                                                            ------            ------             -------         -------
     Adjusted net income                                    $6,973            $7,659             $13,796         $13,426
                                                            ======            ======             =======         =======
     Basic EPS:

     Reported net income per share                           $0.33             $0.19               $0.65           $0.29
     Add back:  goodwill amortization                            0              0.16                   0            0.32
     Add back:  intangible asset amortization
     reclassed to goodwill                                       0              0.01                   0            0.02
                                                            ------            ------             -------         -------
     Adjusted net income per basic share                     $0.33             $0.36               $0.65           $0.63
                                                            ======            ======             =======         =======
     Diluted EPS:
     Reported net income per share                           $0.32             $0.19               $0.64           $0.29
     Add back:  goodwill amortization                            0              0.16                   0            0.32
     Add back:  intangible asset amortization
     reclassed to goodwill                                       0              0.01                   0            0.02
                                                            ------            ------             -------         -------
     Adjusted net income per diluted share                   $0.32             $0.36               $0.64           $0.63
                                                            ======            ======             =======         =======

     Other intangible assets at June 30, 2002 and December 30, 2001 were as follows:


     (In thousands)
                                                                  ACCUMULATED        NET
                                                     COST         AMORTIZATION       COST
                                                  ----------     -------------     --------
     June 30, 2002
     Other intangible assets:
       Advertising base                            $ 31,816          $ 5,174       $ 26,642
       Subscriber lists                              22,024           10,075         11,949
       Non-compete agreements and other               3,278            1,850          1,428
                                                   --------         --------       --------
         Total other intangible assets             $ 57,118         $ 17,099       $ 40,019
                                                   ========         ========       ========
     December 30, 2001
     Other intangible assets:
       Advertising base                              31,816            4,416         27,400
       Subscriber lists                              22,024            8,762         13,262
       Non-compete agreements and other              46,714            4,108         42,606
                                                  ---------         --------       --------
         Total other intangible assets            $ 100,554         $ 17,286       $ 83,268
                                                  =========         ========       ========

     Pretax amortization expense of other intangible assets for the second quarter and six months ended June 30, 2002 was $1.1 million and $2.2 million, respectively, and over the next five years is estimated to be:
     $4.4 million per year from 2002 through 2004, $4.3 million for 2005, and $4.1 million for 2006.

5.   COMMITMENTS AND CONTINGENCIES

CAPITAL COMMITMENTS

As of June 30, 2002, the Company and its subsidiaries had construction and equipment commitments of approximately $18.1 million.

INVESTMENT COMMITMENTS

As of June 30, 2002, the Company had an unfunded capital contribution commitment related to a limited partnership in which it is an investor of approximately $10.1 million.

TAX CONTINGENCY

Pursuant to an Amended and Restated Agreement and Plan of Merger, dated as of May 25, 1998 (the "Merger Agreement"), by and among Pulitzer Publishing Company ("Old Pulitzer"), the Company and Hearst-Argyle Television, Inc. ("Hearst-Argyle") on March 18, 1999, Hearst-Argyle acquired, through the merger (the "Merger") of Old Pulitzer with and into Hearst-Argyle, Old Pulitzer's television and radio broadcasting operations (collectively, the "Broadcasting Business") in exchange for the issuance to Old Pulitzer's stockholders of 37,096,774 shares of Hearst-Argyle's Series A common stock. Old Pulitzer's Broadcasting Business consisted of nine network-affiliated television stations and five radio stations owned and operated by Pulitzer Broadcasting Company and its wholly-owned subsidiaries. Prior to the Merger, Old Pulitzer's newspaper publishing and related new media businesses were contributed to the Company in a tax-free "spin-off" to Old Pulitzer stockholders (the "Spin-off"). The Merger and Spin-off are collectively referred to as the "Broadcast Transaction."

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


PD LLC OPERATING AGREEMENT CONTINGENCY

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

LEGAL CONTINGENCIES

In February, 1998, a group of independent newspaper dealers engaged in the business of reselling the St. Louis Post-Dispatch in vending machines and to retail establishments filed suit against the Company in the Missouri Circuit Court, Twenty-Second Judicial Circuit (St. Louis City). The court has dismissed four of the six counts in the suit. In the remaining counts, the plaintiffs allege that the Company's actions have tortiously interfered with their business expectancy of being able to sell their branches and constituted malicious trespass on their intangible property by, among other things, allegedly reducing the value of their routes. The plaintiffs seek punitive damages with respect to the tortious interference count and statutory double damages if they should prevail on the malicious interference count. The plaintiffs cite as harmful acts the Company's purchase of various home delivery routes and branches, the Company's home subscription pricing compared to its single copy pricing, and allegedly more favorable rates, fees and allowances that the Company provides to its carriers and other branch dealers. The Company has denied any liability, is vigorously defending the suit and believes that it has meritorious defenses. While the ultimate outcome of litigation cannot be predicted with certainty, management, based on its understanding of the facts, does not believe the ultimate resolution of these matters will have a materially adverse effect on the Company's consolidated financial condition. However, depending upon the period of resolution, such effects could be material to the consolidated financial results of an individual period.

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

6.   OPERATING REVENUES

The Company's consolidated operating revenues consist of the following:

                                      Second Quarter Ended              Six Months Ended
                                     ------------------------        ------------------------
                                     June 30,         July 1,        June 30,        July 1,
                                       2002            2001            2002            2001
                                     --------        --------        --------        --------
                                          (In thousands)                (in thousands)
Combined St. Louis operations        $ 74,129        $ 78,173        $146,598        $152,780

Pulitzer Newspapers, Inc.              29,868          29,399          57,442          56,115
                                     --------        --------        --------        --------
    Total                            $103,997        $107,572        $204,040        $208,895
                                     ========        ========        ========        ========

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


GENERAL

Pulitzer Inc. (together with its subsidiaries, the "Company") is a newspaper publishing company with related Internet operations in 14 markets, the largest of which is St. Louis, Missouri. For the second quarter and first six-months of 2002, the Company's combined St. Louis operations contributed approximately 63 percent of total revenue including revenue associated with the Company's operations in Tucson, Arizona.

Pulitzer Inc. is the successor to the company founded by the first Joseph Pulitzer in 1878 to publish the original St. Louis Post-Dispatch (the "Post-Dispatch"). The Company and its predecessors have operated continuously since 1878 under the direction of the Pulitzer family. Michael E. Pulitzer, a grandson of the founder, currently serves as Chairman of the Board of the Company.

The Company is engaged in newspaper publishing and related "new media" businesses. Its newspaper operations include operations in St. Louis, Missouri, where the Company publishes the Post-Dispatch, the only major daily newspaper serving the greater St. Louis metropolitan area, and the Suburban Journals, a group of 37 weekly newspapers and niche publications that provide comprehensive community-oriented local news packages to the communities that they serve, and in Tucson, Arizona, where the Company publishes the Arizona Daily Star (the "Star"). In Tucson, the Company shares, on an equal basis, the combined results of the Star and the Tucson Citizen, published by Gannett Co., Inc ("Gannett"). The Company's St. Louis and Tucson newspapers have weekly "total market coverage" publications that provide advertisers with market saturation, and both offer alternative delivery systems that provide advertisers with either targeted or total market coverage.

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

ACQUISITION AND DISPOSITION OF PROPERTIES

In the second quarter and the first six-months of 2001, the Company recorded a net loss of $0.1 million and $2.2 million, respectively, related to the operation of its daily newspaper located in Petaluma, California, and the operation and sale of its St. Louis Internet Access Provider (ISP) business and its newspaper property in Troy, Ohio (the "Sale Transactions"). These amounts are included in 2001 net income as a separate line, "Loss from Discontinued Operations, Net of Tax."

On January 31, 2001, the Company, through PNI, acquired, in an asset purchase, The Lompoc Record, a daily newspaper located in Lompoc, California. In addition, during the first six months of 2001, the PNI Group acquired several weekly newspapers (in separate transactions) that complement its daily newspapers in several markets. These acquisitions are collectively referred to as the "PNI Acquisitions."

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

Significant estimates utilized in preparing the accompanying consolidated financial statements include the Company's allowance for uncollectible accounts receivable relating to acquisitions made in St. Louis. Historical payment data (prior to the acquisitions) is not available and, therefore, estimates used by management to evaluate collectibility are based on the data available and recent collection history. It is possible that reported results could be different based upon changes in economic conditions which could negatively impact the creditors ability to pay.

Effective January 1, 2002, the Company adopted SFAS No. 142, which requires that an intangible asset that is acquired shall be initially recognized and measured based on its fair value. The statement also provides that goodwill and other indefinite lived intangible assets should not be amortized, but shall be tested for impairment annually, or more frequently if circumstances indicate potential impairment, through a comparison of their fair value to their carrying amount.


SECOND QUARTER ENDED JUNE 30, 2002 COMPARED WITH 2001

SUMMARY

Second quarter 2002 net income was $7.0 million, or $0.32 per diluted share, compared to $4.0 million, or $0.19 per diluted share, in the prior year. Second quarter 2001 earnings included results from newspapers in Troy, Ohio and Petaluma, California, and the St. Louis Internet service provider (ISP) business, all of which were sold by the Company in fiscal 2001. Excluding results of the businesses sold in 2001 and the related gain or loss from their sale, second quarter 2001 earnings from continuing operations were $4.1 million, or $0.19 per diluted share.

Second quarter 2002 operating income increased to $20.8 million for the second quarter of 2002 from $13.5 million in the prior year. The increase in operating income was due principally to the elimination of $5.4 million of amortization of certain intangible assets in 2002, and $5.4 million from lower newsprint costs, principally resulting from a 30.5 percent reduction in the price per metric ton of newsprint compared to the second quarter of 2001. These expense savings were partially offset by increased employee benefit costs and an increased provision for uncollectible accounts receivable principally relating to Kmart and circulation route acquisitions in St. Louis.

REVENUE

Revenues from continuing operations for the quarter ended June 30, 2002 decreased by 3.3 percent, to $104.0 million from $107.6 million in 2001. The decrease reflects continued weakness in classified revenues, particularly in the help wanted category. These revenue decreases were partially offset by growth in retail results in St. Louis and at the PNI Group, particularly in the preprint category. On a comparable basis, excluding the results of properties acquired in 2001 for comparable non-ownership periods, revenues for the second quarter of 2002 decreased 3.6 percent.

Second quarter advertising revenues decreased by 4.0 percent, to $81.6 million from $84.9 million in 2001. On a comparable basis, excluding the results of properties acquired in 2001 for comparable non-ownership periods, advertising revenues for the second quarter declined by 4.0 percent, reflecting weakness in classified, particularly help wanted, advertising For the second quarter of 2002, help wanted advertising revenue at the St. Louis Post-Dispatch and PNI was down 20.2 and 11.7 percent, respectively, compared to declines of 34.7 and 18.5 percent, respectively, in the first quarter of 2002.

OPERATING EXPENSE

Total operating expenses decreased 10.9 percent to $88.0 million for the second quarter of 2002 from $98.7 million in 2001. Expenses were lower for two principal reasons: the absence of $5.4 million in amortization expense due to the elimination of amortization of certain intangible assets in 2002 in accord with SFAS No.142 and lower newsprint pricing and volume, which resulted in newsprint expense savings of $5.4 million or 34.7 percent, largely on the strength of a 30.5 percent reduction in price.

In addition, other operating expenses, which consist of distribution, employment termination inducements, legal and professional fees, news and editorial features and wire services, office and production supplies, promotion and marketing, provisions for uncollectible accounts receivable, repairs and maintenance, telecommunication and utility, and sundry expenses, decreased by $0.6 million principally due to reductions in promotion spending and lower employment termination inducement costs, partially offset by increases in the allowance for uncollectible accounts receivable.

On a comparable basis, excluding the results of properties acquired in 2001 for comparable non-ownership periods, amortization of certain intangible assets in 2001 not present in 2002, and employment termination inducement costs for positions permanently eliminated, operating expenses decreased by 4.6 percent. In the second quarter of 2002, the Company benefited from reductions in both wage costs, which decreased 2.6 percent on a comparable basis, and lower newsprint costs. These expense savings were partially offset by increased employee benefit costs, which rose 14.2 percent, and a $1.3 million increase in the provision for uncollectible accounts receivable associated with Kmart and circulation route acquisitions. Combined Company 2002 second quarter average employment levels, including the Company's 50% interest in TNI, declined by 1.2 percent from 2001.

Equity in the earnings of TNI for the second quarter of 2002 increased 2.9 percent to $4.7 million from $4.6 million in 2001. The increase resulted primarily from a 7.9 percent decrease in operating expenses, driven by lower newsprint pricing, partially offset by lower advertising revenue, particularly in the national and classified help-wanted categories. For the second quarter of 2002, help wanted advertising revenue in Tucson was down 21.8 percent from the prior year compared to a year-over-year decrease of 31.9 percent for the first quarter of 2002.

OPERATING INCOME

For the second quarter of 2002, the Company reported operating income from continuing operations of $20.8 million compared to $13.5 million in the prior year quarter. The increase in 2002 second-quarter operating income was due principally to the elimination of $5.4 million of amortization of certain intangible assets in 2002, and $5.4 million from lower newsprint costs, principally resulting from a 30.5 percent reduction in the price per metric ton of newsprint compared to the second quarter of 2001. These expense savings were partially offset by increased employee benefit costs and provisions for uncollectible accounts receivable relating to Kmart and circulation routes acquisitions in St. Louis.

On a comparable basis, excluding the results of properties acquired in 2001 for comparable non-ownership periods, amortization of certain intangible assets in 2001 not present in 2002, and employment termination inducements for positions permanently eliminated, operating income increased by 2.7 percent.

NON-OPERATING ITEMS

Interest income for the second quarter of 2002 decreased to $1.0 million from $2.1 million in the prior year quarter. This decline resulted, principally, from lower average interest rates and a $13.9 million average quarterly decrease in funds invested.

The Company reported interest expense of $5.1 million in the second quarter of 2002 compared to $6.2 million for the second quarter of 2001. The 2002 to 2001 expense decrease reflects the benefit from fixed-to-variable interest rate swaps and the capitalization of interest costs associated with the St. Louis production facility.

The Company reported a loss on marketable securities and investments of $5.2 million in the second quarter of 2002 compared with a loss of $2.3 million in the prior year quarter. The current quarter loss resulted from an adjustment to the carrying value of several non-operating investments. The prior year loss was due to a $2.0 million write-off of a non-operating investment and a $0.3 million loss on marketable securities and a joint venture.

The effective income tax rate for the second quarter of 2002 was 37.7 percent compared with a rate of 41.0 percent in the prior year. The lower effective tax rate in the second quarter of 2002 resulted primarily from the receipt of state income tax refunds and the absence of nondeductible goodwill amortization in 2002.

INCOME FROM CONTINUING OPERATIONS

The Company reported income from continuing operations of $7.0 million, or $0.32 per diluted share for the second quarter of 2002, compared with income of $4.0 million, or $0.19 per diluted share in 2001. The increase in 2002 income from continuing operations primarily reflected decreased operating expenses from lower newsprint costs and the absence of $5.4 million due to the elimination of amortization of certain intangible assets in 2002. These expense savings were partially offset by a $3.6 million decline in operating revenue, principally due to lower national revenue and continued weakness in help wanted classified.

DISCONTINUED OPERATIONS

The Company reported no discontinued operations impact during the first quarter of 2002 compared to a loss of $0.1 million, or ($0.00) per diluted share, in 2001. The 2001 $0.1 million loss is related to the Company's operation of its daily newspaper located in Petaluma, California, and the sale and operation of it newspaper in Troy, Ohio and its St. Louis Internet Access Provider (ISP) business.


SIX MONTHS ENDED JUNE 30, 2002 COMPARED WITH 2001

SUMMARY

Net income for the first six months of 2002 was $13.8 million, or $0.64 per diluted share, compared to $6.1 million, or $0.29 per diluted share, in the prior year. Earnings for the first six months of 2001 included results from newspapers in Troy, Ohio and Petaluma, California, and the St. Louis Internet service provider (ISP) business, all of which were sold by the Company in fiscal 2001. Excluding these results, earnings from continuing operations for the first six months of 2001 were $8.4 million, or $0.39 per diluted share.

Operating income for the first six months of 2002 increased to $37.9 million from $24.5 million in the prior year. The increase in operating income was due principally to the elimination of $10.7 million of amortization of certain intangible assets in 2002 in accord with FAS No. 142, and a $9.4 million reduction in newsprint costs, including a 25.9 percent reduction in the price per metric ton of newsprint compared to the first half of 2001. These expense savings were partially mitigated by lower operating revenues, particularly in the national and classified help wanted categories, increased employee benefit costs, and an increased bad debt provision, principally related to Kmart and St. Louis circulation route acquisitions.

REVENUE

Revenues from continuing operations for the six-month period ended June 30, 2002 decreased 2.3 percent, to $204.0 million from $208.9 million in 2001. The decrease primarily reflected continued weakness in classified revenues, particularly in the help wanted category, and tough, April and May national advertising comparisons in St. Louis. These revenue decreases were partially offset by retail, including preprint, results in St. Louis and at the PNI Group. On a comparable basis, excluding the results of properties acquired in 2001 for comparable non-ownership periods, revenues for the first six months of 2002 decreased 2.8 percent.

Advertising revenues for the first six months of 2002 decreased by 2.9 percent, to $158.6 million from $163.3 million in 2001. On a comparable basis, excluding the results of properties acquired in 2001 for comparable non-ownership periods, advertising revenues for the first six months declined by 3.2 percent, reflecting weakness in classified, particularly help wanted, advertising.

Help wanted advertising revenue at the Post-Dispatch and PNI was down 20.2 and
11.7 percent, respectively, compared to declines of 34.7 and 18.5 percent, respectively, in the first quarter of 2002.

OPERATING EXPENSE

Operating expenses decreased 9.5 percent to $175.2 million for the first six months of 2002 from $193.5 million in 2001. Payroll and other personnel expenses for the first six months of 2002 increased by 2.2 percent due to higher employee benefits costs, which increased by 15.2 percent compared to 2001. These increases were partially offset by salary and wage expense savings driven by a
2.2 percent reduction in 2002 average employment levels compared to 2001. Newsprint expense for the first six months of 2001 decreased by $9.4 million, or
30.9 percent, principally associated with a newsprint price decrease of 25.9 percent. Amortization and depreciation expenses for the first six months of 2002 were lower due to the absence of $10.7 million in amortization expense resulting from the elimination of amortization of certain intangible assets in 2002 in accord with SFAS No. 142. Other operating expense decreased 0.3 percent in the first six months of 2002 due to lower promotional spending and a decrease in employment termination inducements in 2002, offset by increases in the provision for uncollectible accounts receivable.

On a comparable basis, excluding the results of properties acquired in 2001 for comparable non-ownership periods, amortization of certain intangible assets in 2001 not present in 2002, and employment termination inducement costs for positions permanently eliminated, operating expenses decreased by 4.0 percent from 2001. In the first six months of 2002, the Company benefited from reductions in both compensation costs, which decreased 2.5 percent on a comparable basis, and lower newsprint costs. These expense savings were partially offset by increased employee benefit costs, which increased by 14.9 percent, and a higher Kmart and circulation route acquisition provision for uncollectible receivables. Average six month employment levels, including the Company's 50% interest in the TNI, declined by 2.2 percent, or 89 full time equivalent employees, from the first six months of 2001.

Equity in the earnings of TNI for the first half of 2002 decreased by 2.0 percent to $9.0 million from $9.2 million in 2001. The decrease was caused by a
5.7 percent decrease in operating revenues, partially mitigated by lower operating expense, principally newsprint, which declined by 26.3 percent due to lower newsprint pricing.

OPERATING INCOME

For the first half of 2002, the Company reported operating income from continuing operations of $37.9 million compared to $24.5 million in the prior year. The increase in operating income for the first-half of 2002 resulted from a decrease in operating expense, principally due to lower newsprint expense and the absence of $10.7 million of amortization on certain intangible assets in 2002 in accord with FAS No. 142. These expense savings were partially offset by a 2.3 percent decrease in operating revenue.

On a comparable basis, excluding the results of properties acquired in 2001 for comparable non-ownership periods, amortization of certain intangible assets in 2001 not present in 2002, and employment termination inducements for positions permanently eliminated, operating income increased by 5.2 percent from 2001.

NON-OPERATING ITEMS

Interest income for the first half of 2002 decreased to $2.0 million from $4.6 million in the prior year. This decline resulted, principally, from lower average interest rates and a $2.6 million decrease in average funds invested.

The Company reported interest expense of $10.8 million in the first half of 2002 compared to $12.4 million in 2001. Interest expense declined due to the effects of the two fixed-to-variable interest rate swap contracts that the Company entered into in December 2001 and May 2002. Interest expense was further reduced by $0.4 million due to capitalized interest cost related to the Company's St. Louis distribution center expansion.

The Company reported a loss on marketable securities and investments of $6.0 million in the first half of 2002 compared with a net loss of $2.1 million in the prior year. The 2002 first half loss resulted from an adjustment to the carrying value of several non-operating investments. The prior year loss was due to a $2.1 million write-off of two non-operating investments and a $0.6 million loss on joint ventures, partially offset by a $0.6 million net gain on the sale of marketable securities.

The effective income tax rate for the first half of 2002 was 38.6 percent compared with a rate of 41.0 percent in the prior year. The lower effective tax rate in the first half of 2002 resulted primarily from the receipt of state income tax refunds during the second quarter of 2002 and the absence of nondeductible goodwill amortization in 2002.

INCOME FROM CONTINUING OPERATIONS

The Company reported income from continuing operations of $13.8 million, or $0.64 per diluted share for the first half of 2002, compared with income from continuing operations of $8.4 million, or $0.39 per diluted share in 2001. The increase in 2002 income from continuing operations primarily reflected decreased operating expenses due to lower newsprint costs and the absence of $10.7 million in amortization costs resulting from to the elimination of amortization of certain intangible assets in 2002. These expense reductions were partially offset by a $4.9 million decline in operating revenues, principally due to lower national revenue and continued weakness in help wanted classified.

DISCONTINUED OPERATIONS

The Company reported no discontinued operations impact during the first half of 2002 compared to a net loss of $2.2 million, or ($0.10) per diluted share, in 2001. The 2001 $2.2 million loss was related to the Company's operation of its daily newspaper located in Petaluma, California, and the operation and sale of the Company's newspaper in Troy, Ohio, and its ISP business. These amounts are included in 2001 net income as a separate line, "Loss on Discontinued Operations, Net of Tax."


LIQUIDITY AND CAPITAL RESOURCES

As of June 30, 2002, the Company had an unrestricted cash and marketable securities balance of $177.2 million compared with a unrestricted cash balance of $193.7 million as of December 30, 2001. The decrease resulted from, principally, the funding of certain employee benefit obligations, capital project spending, the largest of which was for the expanded production facilities in St. Louis, restricted cash requirements under the Company's debt covenants, and the purchase of businesses in St. Louis.

At both June 30, 2002 and December 30, 2001, the Company had $306 million of outstanding debt pursuant to a loan agreement between St. Louis Post-Dispatch LLC ("PD LLC") and a group of institutional lenders led by Prudential Capital Group (the "Loan"). The aggregate principal amount of the Loan is payable on April 28, 2009 and bears interest at an annual rate of 8.05 percent.

In December 2001, the Company entered into an interest rate swap contract to convert $50 million of the Company's fixed rate cost to a variable rate. In May 2002, the Company entered into a second interest rate swap contract to convert an additional $100 million of the Company's fixed rate cost to a variable rate. The interest rate swaps have respective $50 million and $100 million notional amounts. Both swap contracts mature on April 28, 2009. The floating interest rates re-price semiannually. The combined impact of the two interest rate swaps resulted in approximately 49 percent of the Company's long-term interest cost being subject to variable interest rates.

The agreements with respect to the Loan (the "Loan Agreements") contain certain covenants and conditions including the maintenance of cash flow and various other financial ratios, minimum net worth requirements and limitations on the incurrence of other debt. In addition, the Loan Agreements and the PD LLC Operating Agreement require that PD LLC maintain a minimum reserve balance consisting of cash and investments in U.S. government securities, totaling approximately $32.3 million as of June 30, 2002. The Loan Agreements and the Operating Agreement provide for a $3.75 million quarterly increase in the minimum reserve balance through May 1, 2010 when the amount will total $150 million.

The Company expects to spend approximately $28 million on buildings and equipment in 2002. As of June 30, 2002, the Company had remaining capital commitments for buildings and equipment replacements of approximately $18.1 million, which includes an estimated $7.0 million remaining for a Post-Dispatch plant expansion project. The total cost of the Post-Dispatch production facility expansion project, which is expected to be completed in late 2002, is estimated to be approximately $17.8 million, including capitalized interest. In addition, as of June 30, 2002, the Company had a capital contribution commitment of approximately $10.1 million related to a limited partnership investment.

In order to build a stronger, more direct relationship with the readers of the Post-Dispatch, PD LLC has purchased a number of circulation routes from independent carriers and dealers over the past two years, and it may continue to purchase additional routes from time to time in the future. As of June 30, 2002, PD LLC owned circulation routes covering approximately 66 percent of the Post-Dispatch's home delivery distribution in the newspaper's designated market.

The Company's Board of Directors previously authorized the repurchase of up to $100 million of the Company's outstanding capital stock. The Company's repurchase program provides for the purchase of both common and Class B common shares in either the open market or in privately negotiated transactions. As of June 30, 2002, the Company had repurchased and retired under this authority 1,000,000 shares of Class B common stock and 531,796 shares of common stock for a combined purchase price of $62.1 million, leaving $37.9 million in remaining share repurchase authority.

The Company generally expects to generate sufficient cash from operations to cover capital expenditures, working capital requirements and dividend payments. Operating cash flows are dependent upon, among other things, the continued acceptance of newspaper advertising at current or increased levels and the availability of raw materials, principally newsprint.

CASH FLOWS

Continuing Operations

Cash from operations is the Company's primary source of liquidity. Cash provided from operating activities for the first six months of 2002 was $15.8 million compared to $16.0 million in 2001. The decrease was due to non-recurring pension plan and health and welfare trust contributions of $9.9 and $14.0 million, respectively, partially offset by reductions in income taxes payable and trade accounts receivable.

Cash required for investing activities during the first six months of 2002 was $75.1 compared to $83.5 million generated in 2001. The Company spent $46.4 million, net, to purchase marketable securities in 2002. In 2001, the Company generated $126.1 million, net, from the sale of marketable securities. Capital expenditures increased by $8.6 million in 2002 to $14.3 million due, principally, due to increased expenditures related to the Company's expansion of its St. Louis production facility. These reductions in cash flows from investing activities were partially offset by an $18.4 million decrease in cash used for acquisitions and reduced investments in limited partnerships in 2002 versus 2001.

Cash required for financing activities during the first six months of 2002 was $3.9 million compared to $5.2 million used in 2001. The reduction in cash used was due to increased proceeds from the exercise of employee stock options and increased contributions to the Company's employee stock purchase plans.

Discontinued Operations

Cash from operating activities of discontinued operations was $2.1 million for the first six months of 2001 reflecting the net results of the operations of the Company's newspaper in Troy, Ohio and ISP operations, and the operations of the Company's newspaper in Petaluma, California.

Cash from investing activities of discontinued operations was $17.8 million for the first six months of 2001 reflecting proceeds from the sale of the of the Company's newspaper in Troy, Ohio and the Internet Service Provider operations, less the cash used for capital expenditures for these properties.

OTHER

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

Provision for Income Taxes

The Company has incurred and provided for capital losses that exceed capital gains available during prescribed carry-back periods by approximately $7.9 million. The Company expects to generate capital gains of at least this amount during prescribed carry-forward periods. Accordingly, the Company has recognized the tax benefit of approximately $3.1 million associated with these capital losses.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The primary raw material used in the Company's operations is newsprint, representing 11.9 to 18.9 percent of operating expenses over the last five years. For the second quarter and first six months of 2002, the Company's newsprint cost, including its 50 percent share related to the operations of TNI Partners, was approximately $11.3 and $23.6 million, respectively. Based on the Company's current level of newspaper operations, expected annual newsprint consumption for 2002 is estimated to be in the range of 110,000 metric tons. Historically, newsprint has been subject to significant price fluctuations from year to year, unrelated in many cases to general economic conditions. In the last five years, the Company's average annual cost per ton of newsprint has varied from its peak price by approximately 20 percent. For the second quarter and first six months of 2002, the Company's average cost per metric ton of newsprint decreased by 30.5 and 25.9 percent, respectively, versus 2001. For every one-dollar change in the Company's average annual cost per metric ton of newsprint, pre-tax income would change by approximately $0.1 million, assuming annual newsprint consumption of 110,000 metric tons. The Company attempts to obtain the best price available by combining newsprint purchases for its different newspaper locations with those of other newspaper companies. The Company considers its relationship with newsprint producers to be good. The Company does not enter into derivative contracts for newsprint.

At June 30, 2002, the Company had $306 million of outstanding debt pursuant to the Loan. The Loan bears interest at a fixed annual rate of 8.05 percent.

In December 2001, the Company entered into an interest rate swap contract to convert $50 million of the Company's fixed rate interest cost to a variable rate. In May 2002, the Company entered into a second interest rate swap contract to convert an additional $100 million of the Company's fixed rate interest cost to a variable rate. The interest rate swaps have respective $50 million and $100 million notional amounts. Both swap contracts mature on April 28, 2009. The floating interest rates re-price semiannually. The combined impact of the two interest rate swaps resulted in approximately 49 percent of the Company's long-term interest costs being subject to variable interest rates.

Changes in market interest rates may cause the Company to incur higher net interest expense. For example, for every 1 percent increase in variable interest rates, the Company would incur approximately $1.5 million in additional annual interest expense.

                           PART II. OTHER INFORMATION


ITEM 1. LEGAL PROCEEDINGS

     Please see Note 5 "Commitments and Contingencies" to the consolidated financial statements included in Part I., Item 1. of this Form 10-Q.


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K


     (a)  The following exhibits are filed as part of this report:

          10.43 Amendment 2002-1, dated as of July 23, 2002, to Pulitzer Inc. Pension Plan.

          99.1 Certification by Robert C. Woodworth, President and Chief Executive Officer of Pulitzer Inc., pursuant to 18 U.S.C.
                Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, in connection with Pulitzer Inc.'s Quarterly Report on Form 10Q for the quarter ended June 30, 2002.

          99.2 Certification by Alan G. Silverglat, Chief Financial Officer of Pulitzer Inc., pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, in connection with Pulitzer Inc.'s Quarterly Report on Form 10Q for the quarter ended June 30, 2002.


     (b)  Reports on Form 8-K.
                The Company did not file any Reports of Form 8-K during the quarter for which this report is filed.

All other items of this report are not applicable for the current quarter.


                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                          PULITZER INC.
                                                          (Registrant)


Date:  August 13, 2002                               /s/ Alan G. Silverglat
                                               --------------------------------
                                                      (Alan G. Silverglat)
                                                 Senior Vice-President-Finance
                                               (on behalf of the Registrant and
                                                as principal financial officer)

                                  EXHIBIT INDEX


EXHIBIT
NUMBER                                      DESCRIPTION
-------                                     -----------

 10.43     Amendment 2002-1, dated as of July 23, 2002, to Pulitzer Inc. Pension Plan.

  99.1     Certification by Robert C. Woodworth, President and Chief Executive Officer of Pulitzer
           Inc., pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the
           Sarbanes-Oxley Act of 2002, in connection with Pulitzer Inc.'s Quarterly Report on
           Form 10Q for the quarter ended June 30, 2002.

  99.2     Certification by Alan G. Silverglat, Chief Financial Officer of Pulitzer Inc., pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, in connection with Pulitzer Inc.'s Quarterly Report on Form 10Q for the quarter ended June 30, 2002.