Form 10-Q
period 2002-09-30
PULITZER INC
filed 2002-11-13
CIK 1068848

================================================================================


                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   ----------


                                    FORM 10-Q
         (Mark One)
         [x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
             SECURITIES EXCHANGE ACT OF 1934
         For the quarterly period ended SEPTEMBER 29, 2002
                                        ------------------
                                       OR
         [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
             SECURITIES EXCHANGE ACT OF 1934
         For the transition period from __________________to_________________

                         COMMISSION FILE NUMBER 1-14541

                                   ----------

                                  PULITZER INC.
             (Exact name of registrant as specified in its charter)

                                   ----------

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

                                   ----------

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

                                   ----------

    Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                  CLASS                           OUTSTANDING 11/4/02
          --------------------                    -------------------
              COMMON STOCK                              9,471,048
          CLASS B COMMON STOCK                         11,836,242

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

                          YES [X]                NO [ ]
================================================================================

                          PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

PULITZER INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED -- IN THOUSANDS, EXCEPT EARNINGS PER SHARE)

                                                         Third Quarter Ended          Nine Months Ended
                                                        Sept. 29,     Sept. 30,     Sept. 29,     Sept. 30,
                                                          2002          2001          2002          2001
                                                       ----------    ----------    ----------    ----------
OPERATING REVENUES:
    Advertising
        Retail                                         $   29,470    $   28,036    $   87,466    $   85,823
        National                                            6,587         5,494        18,521        19,295
        Classified                                         31,321        32,946        94,224       102,291
                                                       ----------    ----------    ----------    ----------
            Subtotal                                       67,378        66,476       200,211       207,409
        Preprints                                          13,223        10,566        39,006        32,955
                                                       ----------    ----------    ----------    ----------
            Total advertising                              80,601        77,042       239,217       240,364
    Circulation                                            20,281        20,421        60,459        60,977
    Other                                                   2,659         2,718         7,905         7,735
                                                       ----------    ----------    ----------    ----------
                Total operating revenues                  103,541       100,181       307,581       309,076
                                                       ----------    ----------    ----------    ----------

OPERATING EXPENSES:
    Payroll and other personnel expenses                   45,981        44,544       135,546       132,220
    Newsprint expense                                      10,087        13,986        31,025        44,293
    Depreciation                                            3,176         3,194        10,627        10,680
    Amortization                                            1,108         6,697         3,325        19,623
    Other expenses                                         27,257        28,850        82,255        83,993
                                                       ----------    ----------    ----------    ----------
                Total operating expenses                   87,609        97,271       262,778       290,809
                                                       ----------    ----------    ----------    ----------

  Equity in earnings of Tucson newspaper partnership        3,904         3,934        12,902        13,112
                                                       ----------    ----------    ----------    ----------

  Operating income                                         19,836         6,844        57,705        31,379

  Interest income                                           1,146         1,752         3,131         6,384
  Interest expense                                         (4,527)       (6,176)      (15,349)      (18,532)
  Net gain (loss) on marketable securities and
     Investments                                           (1,844)         (790)       (7,809)       (2,870)
  Net other income (expense)                                  113           (75)          127          (175)
                                                       ----------    ----------    ----------    ----------

INCOME BEFORE PROVISION FOR INCOME
    TAXES                                                  14,724         1,555        37,805        16,186

PROVISION FOR INCOME TAXES                                  5,662           586        14,338         6,410

MINORITY INTEREST IN NET EARNINGS OF
   SUBSIDIARY                                                 390            77           999           500
                                                       ----------    ----------    ----------    ----------

INCOME FROM CONTINUING OPERATIONS                           8,672           892        22,468         9,276

INCOME/(LOSS) FROM DISCONTINUED
   OPERATIONS, NET OF TAX                                       0           656             0        (1,591)
                                                       ----------    ----------    ----------    ----------
NET INCOME                                             $    8,672    $    1,548    $   22,468    $    7,685
                                                       ==========    ==========    ==========    ==========

BASIC EARNINGS PER SHARE OF STOCK:

  Income from continuing operations                    $     0.41    $     0.04    $     1.06    $     0.44
  Income/ (Loss) from discontinued operations                0.00          0.03          0.00         (0.08)
                                                       ----------    ----------    ----------    ----------
  Earnings per share                                   $     0.41    $     0.07    $     1.06    $     0.36
                                                       ==========    ==========    ==========    ==========

  Weighted average number of shares outstanding            21,299        21,204        21,269        21,186
                                                       ==========    ==========    ==========    ==========

DILUTED EARNINGS PER SHARE OF STOCK:

  Income from continuing operations                    $     0.40    $     0.04    $     1.05    $     0.43
  Income/(Loss) from discontinued operations                 0.00          0.03          0.00         (0.07)
                                                       ----------    ----------    ----------    ----------
  Earnings per share                                   $     0.40    $     0.07    $     1.05    $     0.36
                                                       ==========    ==========    ==========    ==========

  Weighted average number of shares outstanding            21,415        21,348        21,454        21,367
                                                       ==========    ==========    ==========    ==========

See notes to consolidated financial statements.

PULITZER INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(UNAUDITED -- IN THOUSANDS)

                                                Third Quarter Ended        Nine Months Ended
                                             ------------------------   ------------------------
                                             Sept. 29,     Sept. 30,    Sept. 29,     Sept. 30,
                                                2002          2001         2002          2001
                                             ----------    ----------   ----------    ----------
NET INCOME                                   $    8,672    $    1,548   $   22,468    $    7,685

OTHER COMPREHENSIVE INCOME (LOSS),
  NET OF TAX:


  Unrealized holding gains on marketable
      securities arising during the period          679             0          818           627

   Reclassification adjustment                      (27)            0          (27)         (398)
                                             ----------    ----------   ----------    ----------

   Other comprehensive income                       652             0          791           229
                                             ----------    ----------   ----------    ----------


COMPREHENSIVE INCOME                         $    9,324    $    1,548   $   23,259    $    7,914
                                             ==========    ==========   ==========    ==========



See notes to consolidated financial statements.

PULITZER INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF FINANCIAL POSITION
(UNAUDITED -- IN THOUSANDS)

                                                           Sept. 29,     Dec. 30,
                                                              2002         2001
                                                           ----------   ----------
ASSETS

CURRENT ASSETS:
  Cash and cash equivalents                                $   74,466   $  193,739
  Marketable securities                                       104,131            0
  Trade accounts receivable (less allowance for doubtful
    accounts of $7,087 and $6,024)                             51,148       52,033
  Inventory                                                     7,384        5,124
  Income taxes receivable                                           0        6,339
  Prepaid expenses and other                                   12,371       15,301
                                                           ----------   ----------

              Total current assets                            249,500      272,536
                                                           ----------   ----------

PROPERTIES:
  Land                                                          9,266        7,741
  Buildings                                                    65,691       54,451
  Machinery and equipment                                     152,610      145,461
  Construction in progress                                      4,829        5,620
                                                           ----------   ----------
              Total                                           232,396      213,273
  Less accumulated depreciation                               116,547      105,973
                                                           ----------   ----------

              Properties - net                                115,849      107,300
                                                           ----------   ----------

INTANGIBLE AND OTHER ASSETS:
  Intangible assets - net of accumulated amortization         836,661      831,837
  Restricted cash                                              36,060       24,810
  Other                                                        34,301       52,280
                                                           ----------   ----------

              Total intangible and other assets               907,022      908,927
                                                           ----------   ----------

                   TOTAL                                   $1,272,371   $1,288,763
                                                           ==========   ==========



                                                                     (Continued)

PULITZER INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF FINANCIAL POSITION
(UNAUDITED -- IN THOUSANDS, EXCEPT SHARE DATA)

                                                                    Sept. 29,      Dec. 30,
                                                                       2002          2001
                                                                    ----------    ----------
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Trade accounts payable                                            $   10,960    $   10,761
  Salaries, wages and commissions                                       14,652        13,825
  Income taxes payable                                                     659             0
  Interest payable                                                       4,614         4,399
  Pension obligations                                                    1,759         4,678
  Acquisition payable                                                        0         9,707
  Dividends payable                                                      3,728             0
  Other                                                                  8,574         8,164
                                                                    ----------    ----------
              Total current liabilities                                 44,946        51,534
                                                                    ----------    ----------

LONG-TERM DEBT                                                         306,000       306,000
                                                                    ----------    ----------

PENSION OBLIGATIONS                                                     22,468        28,132
                                                                    ----------    ----------

POSTRETIREMENT AND POSTEMPLOYMENT
  BENEFIT OBLIGATIONS                                                   77,128        89,656
                                                                    ----------    ----------

OTHER LONG-TERM LIABILITIES                                             12,058        16,224
                                                                    ----------    ----------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
  Preferred stock, $.01 par value; 100,000,000 shares authorized;
    Issued and outstanding - none
  Common stock, $.01 par value; 100,000,000 shares authorized;
    Issued - 9,464,078 in 2002 and 9,679,738 in 2001                        95            97
  Class B common stock, convertible, $.01 par value; 100,000,000
    Shares authorized; issued - 11,836,242 in 2002 and
    13,059,077 in 2001                                                     118           131
  Additional paid-in capital                                           373,070       430,647
  Retained earnings                                                    438,422       430,840
  Accumulated other comprehensive loss                                  (1,691)       (2,482)
  Unamortized restricted stock                                            (229)          (20)
                                                                    ----------    ----------
              Total                                                    809,785       859,213
  Treasury stock - at cost; 330 and 529,004 shares of common stock in 2002 and 2001, respectively, and 1,000,000 shares of
      Class B common stock in 2001                                         (14)      (61,996)
                                                                    ----------    ----------
             Total stockholders' equity                                809,771       797,217
                                                                    ----------    ----------

                   TOTAL                                            $1,272,371    $1,288,763
                                                                    ==========    ==========



                                                                     (Concluded)


See notes to consolidated financial statements.

PULITZER INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED -- IN THOUSANDS)


                                                                                  Nine Months Ended
                                                                           --------------------------------
                                                                           September 29,     September 30,
CONTINUING OPERATIONS                                                           2002              2001
                                                                           --------------    --------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Income from continuing operations                                        $       22,468    $        9,276
  Adjustments to reconcile net income to net cash provided by
    Operating activities:
    Depreciation                                                                   10,627            10,680
    Amortization                                                                    3,325            19,623
    Deferred income taxes                                                          13,569             7,039
    Gain on sale of assets, net                                                       (44)             (602)
    Changes in current assets and liabilities (net of the effects of the purchase and sale of properties) which provided (used) cash:
        Trade accounts receivable                                                     885               741
        Inventory                                                                  (2,260)            2,727
        Other assets                                                                3,442            (9,313)
        Trade accounts payable and accrued expenses                                 1,653            (2,388)
        Current portion of pension, postretirement & other
              liabilities                                                          (2,441)            6,231
        Income taxes receivable/payable                                             6,998            (5,963)
                                                                           --------------    --------------
NET CASH FROM OPERATING ACTIVITIES                                                 58,222            38,051
                                                                           --------------    --------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures                                                            (19,307)           (9,055)
  Purchase of businesses, net of cash acquired                                     (8,148)          (37,722)
  Payment of acquisition payable                                                   (9,707)                0
  Purchases of marketable securities                                             (120,412)          (19,824)
  Sales of marketable securities                                                   17,526           145,968
  Investment in joint ventures and limited partnerships                              (652)           (4,419)
  Increase in restricted cash                                                     (11,250)          (11,250)
  Discretionary funding of retirement obligations                                 (18,097)                0
  Decrease (increase) in notes receivable                                             200              (170)
                                                                           --------------    --------------
NET CASH (USED IN)/FROM INVESTING ACTIVITIES                                     (169,847)           63,528
                                                                           --------------    --------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Dividends paid                                                                  (11,158)          (10,798)
  Proceeds from exercise of stock options                                           2,978             1,768
  Proceeds from employee stock purchase plan                                          689               637
  Purchase of treasury stock                                                         (157)              (39)
                                                                           --------------    --------------
NET CASH FROM FINANCING ACTIVITIES                                                 (7,648)           (8,432)
                                                                           --------------    --------------

CASH FROM CONTINUING OPERATIONS                                                  (119,273)           93,147
                                                                           --------------    --------------


DISCONTINUED OPERATIONS
 Operating Activities
       Loss from discontinued operations                                                0            (1,591)
       Depreciation                                                                     0               203
       Amortization                                                                     0               281
       Loss on sale of newspaper assets                                                 0             2,672
                                                                           --------------    --------------
NET CASH FROM OPERATING ACTIVITIES                                                      0             1,565

Investing Activities
        Capital expenditures                                                            0               (15)
         Sale of properties                                                             0            19,516
                                                                           --------------    --------------
NET CASH FROM INVESTING ACTIVITIES                                                      0            19,501
                                                                           --------------    --------------

                                                                     (continued)

CASH FROM DISCONTINUED OPERATIONS                                                       0            21,066
                                                                           --------------    --------------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                             (119,273)          114,213

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR                                    193,739            67,447
                                                                           --------------    --------------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                                 $       74,466    $      181,660
                                                                           ==============    ==============

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Cash paid (received) during the period for:
    Interest paid                                                          $       15,621    $       18,557
    Interest received                                                              (2,484)           (8,046)
    Income taxes                                                                       74             3,758
    Income tax refunds                                                             (5,903)          (17,830)

SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING
  AND FINANCING ACTIVITIES:
  Issuance of restricted stock awards                                      $         (250)   $            0
  Increase in Dividends Payable and decrease in Retained Earnings                   3,728             3,379



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

Basis of Consolidation - The consolidated financial statements include the accounts of the Company and its subsidiary companies, all of which are wholly-owned except for the Company's 95 percent interest in the results of operations of the St. Louis Post-Dispatch LLC and Distribution Services LLC, and 50 percent interest in the result of operations of the Tucson Newspaper Agency ("TNI"). All significant intercompany transactions have been eliminated from the consolidated financial statements.

Revenue Recognition - Advertising revenue is recognized when ads are published. Circulation revenue is recognized when the newspaper is delivered to the customer. Other revenue is recognized when the product or service has been delivered.

Inventory Valuation - In the first quarter of fiscal 2002, the Company changed its method of determining the cost of newsprint inventories from the last-in, first-out ("LIFO") method to the first-in, first-out ("FIFO") method. The Company believes that the FIFO method better measures the current value of such inventories and provides a more appropriate matching of revenues and expenses. The effect of this change was immaterial to the consolidated financial results of the prior reporting periods of the Company and therefore did not require retroactive restatement of the results for those periods.

Interim Adjustments - In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the Company's consolidated financial position as of September 29, 2002 and September 30, 2001, the results of operations for the three- and nine-month periods ended September 29, 2002 and September 30, 2001, and cash flows for the nine-month periods ended September 29, 2002 and September 30, 2001. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended December 30, 2001. Consolidated results of operations and cash flows for interim periods are not necessarily indicative of the results to be expected for the full year.

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

                                                    Third Quarter Ended        Nine Months Ended
                                                  -----------------------   -----------------------
                                                  Sept. 29,    Sept. 30,    Sept. 29,    Sept. 30,
                                                     2002         2001         2002         2001
                                                  ----------   ----------   ----------   ----------
                                                      (In thousands)            (In thousands)
Weighted average shares outstanding (Basic EPS)       21,299       21,204       21,269       21,186

Common stock equivalents                                 116          144          185          181
                                                  ----------   ----------   ----------   ----------

Weighted average shares outstanding and
    Common stock equivalents (Diluted EPS)            21,415       21,348       21,454       21,367
                                                  ==========   ==========   ==========   ==========

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

In October 2002, the Company terminated interest rate swap contracts totaling $75 million in exchange for a cash payment of $5.0 million. The remaining $75 million interest rate swap is designated as a fair-value hedge. The Company continues to employ the shortcut method on the remaining interest rate swap. The Company will initially recognize the $5.0 million cash receipt as an increase in other deferred liabilities with subsequent, ratable amortization as a reduction of interest expense over the remaining life of the original interest rate swap.

Treasury Stock Retirement - In the second quarter of 2002, the Company retired 531,796 shares of common stock and 1,000,000 shares of Class B common stock.

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

SFAS No. 142, among other things, eliminates the amortization of goodwill and certain identified intangible assets. The Company will test intangible assets, including goodwill, that are not subject to amortization for impairment annually, or more frequently if events or changes in circumstances indicate that the asset might be impaired, using a two step impairment assessment. The first step of the impairment test identifies potential impairment and compares the fair value with its carrying amount, including goodwill. The Company evaluates impairment at each of its St. Louis, Pulitzer Newspapers, Inc. ("PNI"), and Tucson reporting units, which are aggregated to comprise one reportable segment, publishing. If the fair value exceeds the carrying amount, goodwill is not considered impaired, and the second step of the impairment test is not necessary. If the carrying amount exceeds its fair value, the second step of the impairment test shall be performed to measure the amount of impairment loss, if any. In accordance with the transition provisions of SFAS No. 142, the Company has conducted the first step of impairment tests as of December 31, 2001. The Company assessed the fair value by considering each reporting units' current cash flows, recent purchase prices paid for entities within its industry, and the Company's market capitalization. The Company's discounted cash flow evaluation utilizes a discount rate that corresponds to the Company's weighted average cost of capital. Given consideration of these factors, the Company concluded that the fair value of each reporting unit exceeded the carrying amounts of its net assets and, accordingly, no impairment loss was recognized. Subsequent impairments, if any, would be classified as an operating expense. Subsequent impairment tests will be performed, at a minimum, in the fourth quarter of each year, in conjunction with the Company's annual planning process.

Upon adoption of SFAS No. 142, the transition provisions of SFAS No. 141 also became effective. These transition provisions specify criteria for determining whether an acquired intangible asset should be recognized separately from goodwill. Intangible assets that meet certain criteria will qualify for recording on the balance sheet and will be amortized in the income statement. Such intangible assets will be subject to a periodic impairment test based on estimated fair value. On December 31, 2001, in accord with the provisions of SFAS No. 142, the Company reclassified the net carrying value of certain intangible assets in the amount of $41 million to goodwill. Refer to Note 4 for more information on the Company's goodwill and other acquired intangible assets.

In 2001, the Company early adopted SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. In accordance with the provisions of SFAS No. 144, the operations and related gains and losses on properties sold in 2001 have been presented as discontinued operations in the accompanying consolidated statements of income.

On April 30, 2002, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 145, Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections ("SFAS 145"), to update, clarify, and simplify certain existing pronouncements. The adoption of SFAS 145 is not expected to have a material impact on the Company's consolidated financial position or results of operations.

In June 2002, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 146, Accounting for Costs Associated with Exit or Disposal Activities ("SFAS 146") which requires that a liability for a cost associated with exit or disposal activities be recognized and measured initially at fair value in the period in which the liability is incurred. SFAS 146 is effective for exit or disposal activities initiated after December 31, 2002 with early application encouraged. The adoption of SFAS 146 is not expected to have a material impact on the Company's financial condition or results of operations

Use of Estimates - The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of revenues and expenses during the reporting period. Actual results may differ from those estimates.

Based on current estimates, the Company expects an increase in minimum pension liability of approximately $13.5 million at December 29, 2002. Consistent with its practice, the Company will give appropriate recognition to this determination in its year-end financial statements, including a charge of approximately $8 million to Other Comprehensive Income.

Reclassifications - Certain reclassifications have been made to the 2001 consolidated financial statements to conform with the presentation made in 2002.

2. TUCSON NEWSPAPER PARTNERSHIP

In Tucson, Arizona, a separate partnership, TNI Partners ("TNI"), acting as agent for the Arizona Daily Star (the "Star", a newspaper owned by the Company) and the Tucson Citizen (the "Citizen", a newspaper owned by Gannett Co., Inc., "Gannett"), is responsible for printing, delivery, advertising, and circulation of the Star and the Citizen. TNI collects all of the receipts and income relating to the Star and the Citizen and pays all operating expenses incident to the partnership's operations and publication of the newspapers, including the news and editorial costs of each newspaper. Each newspaper is solely responsible for its own news and editorial content. Net pre-tax income or loss of TNI is allocated equally to the Star and the Citizen. The Company's 50 percent share of TNI's operating results is presented as a single component of operating income in the accompanying consolidated statements of income.

Summarized financial information for TNI is as follows:

                      Sept. 29,     Dec. 30,
                         2002         2001
                      ----------   ----------
                          (in thousands)
Current assets        $   12,208   $   15,188

Current liabilities   $    6,809   $    8,917

Partners' equity      $    5,399   $    6,271

                            Third Quarter Ended        Nine Months Ended
                          -----------------------   -----------------------
                          Sept. 29,    Sept. 30,    Sept. 29,    Sept. 30,
                             2002         2001         2002         2001
                          ----------   ----------   ----------   ----------
                              (In thousands)            (In thousands)
Operating revenues        $   25,072   $   24,570   $   77,168   $   78,920

Operating income          $    7,808   $    7,868   $   25,804   $   26,224

 The Company's share of
     operating income     $    3,904   $    3,934   $   12,902   $   13,112

3. ACQUISITION AND DISPOSITION OF PROPERTIES

In the first nine months of 2002, the Company acquired businesses, principally those focused on distribution operations in St. Louis, totaling $8.1 million. In the third quarter and the first nine months of 2001, the Company recorded a net gain of $0.7 million and a net loss of $1.6 million, respectively, related to the operation and sale of its newspapers located in Troy, Ohio and Petaluma, California, and the operation and sale of its St. Louis Internet Access Provider
(ISP) business (the "Sale Transactions"). These amounts are included in 2001 net income as a separate line, "Loss from Discontinued Operations, Net of Tax."

On January 31, 2001, the Company, through "PNI" and its wholly owned subsidiaries, (collectively, the "PNI Group"), acquired, in an asset purchase, The Lompoc Record, a daily newspaper located in Lompoc, California. In addition, during the first nine months of 2001, the PNI Group acquired several weekly newspapers (in separate transactions) that complement its daily newspapers in several markets. These acquisitions are collectively referred to as the "PNI Acquisitions." In the first nine months of 2001, the Company also acquired several distribution businesses in St. Louis. Pro forma results for the 2002 and 2001 acquisitions have not been provided because the impact is not significant to the Company's consolidated operations or financial position.

4. GOODWILL AND OTHER INTANGIBLE ASSETS

On December 31, 2001, the Company adopted SFAS No. 142 and the transition provisions of SFAS No. 141, as discussed in more detail in Note 1. As a result, the Company ceased amortizing goodwill and reclassified the December 30, 2001 carrying value of certain intangible assets to goodwill. Changes in the carrying amounts of goodwill and intangible assets for the Company for the nine months ended September 29, 2002 were as follows:

(In thousands)
                                             GOODWILL   INTANGIBLE ASSETS
                                             --------   -----------------
Balance at December 30, 2001                 $748,569           $  83,268
Intangible assets reclassified to goodwill     41,034             (41,034)
Additions during the period                     8,148                   0
Amortization expense                                0              (3,324)
                                             --------           ---------
Balance at September 29, 2002                $797,751           $  38,910
                                             ========           =========

As required by SFAS No. 142, the results for the prior year's third quarter and first nine months have not been restated. The reconciliation of reported net income and EPS to adjusted net income for the quarter and nine months ended September 29, 2002 and September 30, 2001 was as follows:

                                                THIRD QUARTER ENDED                NINE MONTHS ENDED
                                          -------------------------------   -------------------------------
(In thousands, except share data)         SEPT. 29, 2002   SEPT. 30, 2001   SEPT. 29, 2002   SEPT. 30, 2001
                                          --------------   --------------   --------------   --------------
Reported net income                       $        8,672   $        1,548   $       22,468   $        7,685
Add back: goodwill amortization                        0            3,495                0           10,293
Add back: intangible asset amortization
  reclassed to goodwill                                0              280                0              772
                                          --------------   --------------   --------------   --------------
Adjusted net income                       $        8,672   $        5,323   $       22,468   $       18,750
                                          ==============   ==============   ==============   ==============

Basic EPS:
Reported net income per share             $         0.41   $         0.07   $         1.06   $         0.36
Add back: goodwill amortization                        0             0.17                0             0.49
Add back: intangible asset amortization
 reclassed to goodwill                                 0             0.01                0             0.04
                                          --------------   --------------   --------------   --------------
Adjusted net income per basic share       $         0.41   $         0.25   $         1.06   $         0.89
                                          ==============   ==============   ==============   ==============

Diluted EPS:
Reported net income per share             $         0.40   $         0.07   $         1.05   $         0.36
Add back: goodwill amortization                        0             0.17                0             0.49
Add back: intangible asset amortization
 reclassed to goodwill                                 0             0.01                0             0.04
                                          --------------   --------------   --------------   --------------
Adjusted net income per diluted share     $         0.40   $         0.25   $         1.05   $         0.89
                                          ==============   ==============   ==============   ==============

     Other intangible assets at September 29, 2002 and December 30, 2001 were as follows:

(In thousands)                                           ACCUMULATED      NET
                                                COST     AMORTIZATION     COST
                                              --------   ------------   --------
September 29, 2002 Other intangible assets:
  Advertising base                            $ 31,816   $      5,552   $ 26,264
  Subscriber lists                              22,024         10,731     11,293
  Non-compete agreements and other               3,278          1,925      1,353
                                              --------   ------------   --------
    Total other intangible assets             $ 57,118   $     18,208   $ 38,910
                                              ========   ============   ========

December 30, 2001 Other intangible assets:
  Advertising base                              31,816          4,416     27,400
  Subscriber lists                              22,024          8,762     13,262
  Non-compete agreements and other              46,714          4,108     42,606
                                              --------   ------------   --------
    Total other intangible assets             $100,554   $     17,286   $ 83,268
                                              ========   ============   ========

     Pretax amortization expense of other intangible assets for the third quarter and nine months ended September 29, 2002 was $1.1 million and $3.3 million, respectively, and over the next five years is estimated to be:
     $4.4 million per year from 2002 through 2004, $4.3 million for 2005, and $4.1 million for 2006.

5. COMMITMENTS AND CONTINGENCIES

CAPITAL COMMITMENTS

As of September 29, 2002, the Company and its subsidiaries had construction and equipment commitments of approximately $6.1 million.

INVESTMENT COMMITMENTS

As of September 29, 2002, the Company had an unfunded capital contribution commitment of approximately $10.1 million related to its investment in a limited partnership, not related to the Company's operations.

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

On August 30, 2002, the Company, on behalf of Old Pulitzer, filed with the IRS amended federal corporate income tax returns for the years ended December 1997 and 1998 and March 1999 in which the Company claimed that Old Pulitzer was entitled to refunds of tax in the aggregate amount of approximately $8.1 million, plus interest. These refunds claims were based on the Company's belief that Old Pulitzer was entitled to deduct certain fees and expenses which it had not previously deducted and which Old Pulitzer had incurred in connection with its investigation of several strategic alternatives and potential transactions prior to its decision to proceed with the Broadcast Transaction in March 1999. Under the Merger Agreement, the Company is entitled to any amounts recovered from the IRS as a result of these refund claims, although there can be no assurance that the IRS will approve all or any portion of these refund claims. Pending IRS review, no receivable has been recognized in connection with these refund claims and any funds received for income tax refunds would be recorded as an adjustment of paid-in-capital.

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

During the first ten years of its term, PD LLC is restricted from making distributions (except under specified circumstances), capital expenditures and member loan repayments unless it has set aside out of its cash flow a reserve equal to the product of $15 million and the number of years since May 1, 2000, but not in excess of $150 million (the "Reserve"). PD LLC is not required to maintain the Reserve after May 1, 2010. On May 1, 2010, Herald will have a one-time right to require PD LLC to redeem Herald's interest in PD LLC, together with Herald's interest, if any, in another limited liability company in which the Company is the managing member and which is engaged in the business of delivering publications and products in the greater St. Louis metropolitan area ("DS LLC"). The redemption price for Herald's interest will be determined pursuant to a formula yielding an amount which will result in the present value to May 1, 2000 of the after-tax cash flows to Herald (based on certain assumptions) from PD LLC, including the initial distribution and the special distribution described below, if any, and from DS LLC, being equal to $275 million. Should Herald exercise its option, payment of this redemption price is expected to be made out of available cash resources (including the Reserve) or new debt offerings. In the event that PD LLC has an increase in the tax basis of its assets as a result of Herald's recognizing taxable income from certain transactions effected under the agreement governing the contributions of the Company and Herald to PD LLC and the Operating Agreement or from the transactions effected in connection with the organization of DS LLC, Herald generally will be entitled to receive a special distribution from PD LLC in an amount that corresponds, approximately, to the present value after-tax benefit to the members of PD LLC of the tax basis increase. Upon the termination of PD LLC and DS LLC, which will be on May 1, 2015 (unless Herald exercises the redemption right described above), Herald will be entitled to the liquidation value of its interest in PD LLC and DS LLC. The Company may purchase Herald's interest at that time for an amount equal to what Herald would be entitled to receive on liquidation of PD LLC and DS LLC. That amount will be equal to the amount of its capital accounts, after allocating the gain or loss that would result from a cash sale of PD LLC's and DS LLC's assets for their fair market value at that time. Herald's share of such gain or loss generally will be 5 percent, but will be reduced (but not below 1 percent) to the extent that the present value to May 1, 2000 of the after-tax cash flows to Herald from PD LLC and from DS LLC, including the initial distribution, the special distribution described above, if any, and the liquidation amount (based on certain assumptions), exceeds $325 million.

LEGAL CONTINGENCIES

In February, 1998, a group of independent newspaper dealers engaged in the business of reselling the St. Louis Post-Dispatch in vending machines and to retail establishments filed suit against the Company in the Missouri Circuit Court, Twenty-Second Judicial Circuit (St. Louis City). The court has dismissed four of the six counts in the suit. In the remaining counts, the plaintiffs allege that the Company's actions have tortiously interfered with their business expectancy of being able to sell their branches and constituted malicious trespass on their intangible property by, among other things, allegedly reducing the value of their routes. The plaintiffs seek punitive damages with respect to the tortious interference count and statutory double damages if they should prevail on the malicious trespass count. The plaintiffs cite as harmful acts the Company's purchase of various home delivery routes and branches, the Company's home subscription pricing compared to its single copy pricing, and allegedly more favorable rates, fees and allowances that the Company provides to its carriers and other branch dealers. The Company has denied any liability, is vigorously defending the suit and believes that it has meritorious defenses, and, therefore, has not accrued a liability in connection with this lawsuit. While the ultimate outcome of litigation cannot be predicted with certainty, management, based on its understanding of the facts, does not believe the ultimate resolution of these matters will have a materially adverse effect on the Company's consolidated financial position. However, depending upon the period of resolution, such effects could be material to the consolidated financial results of an individual period.

The Company has been involved, from time to time, in various claims and lawsuits incidental to the ordinary course of its business, including such matters as libel, slander and defamation actions, complaints alleging discrimination, and product distribution practices. While the ultimate outcome of litigation cannot be predicted with certainty, management, based on its understanding of the facts, does not believe the ultimate resolution of these matters will have a materially adverse effect on the Company's consolidated financial position or results of operations.

6. OPERATING REVENUES

The Company's consolidated operating revenues consist of the following:

                                  Third Quarter Ended        Nine Months Ended
                                -----------------------   -----------------------
                                Sept. 29,    Sept. 30,    Sept. 29,    Sept. 30,
                                   2002         2001         2002         2001
                                ----------   ----------   ----------   ----------
                                    (in thousands)            (in thousands)
Combined St. Louis operations   $   74,544   $   72,112   $  221,142   $  224,892

Pulitzer Newspapers, Inc.           28,997       28,069       86,439       84,184
                                ----------   ----------   ----------   ----------

    Total                       $  103,541   $  100,181   $  307,581   $  309,076
                                ==========   ==========   ==========   ==========

                                   * * * * * *

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Statements in this Quarterly Report on Form 10-Q concerning the Company's business outlook or future economic performance, anticipated profitability, revenues, expenses or other financial items, together with other statements that are not historical facts, are "forward-looking statements" as that term is defined under the Federal Securities Laws. Forward-looking statements are subject to risks, uncertainties and other factors which could cause actual results to differ materially from those stated in such statements. Such risks, uncertainties and other factors include, but are not limited to, industry cyclicality, the seasonal nature of the business, changes in pricing or other actions by competitors or suppliers (including newsprint), capital or similar requirements, and general economic conditions, any of which may impact advertising and circulation revenues and various types of expenses, as well as other risks detailed in the Company's filings with the Securities and Exchange Commission including this Quarterly Report on Form 10-Q. Although the Company believes that the expectations reflected in "forward-looking statements" are reasonable, it cannot guarantee future results, levels of activity, performance or achievements. Accordingly, investors are cautioned not to place undue reliance on any such "forward-looking statements," and the Company disclaims any obligation to update the information contained herein or to publicly announce the result of any revisions to such "forward-looking statements" to reflect future events or developments.

GENERAL

Pulitzer Inc. (together with its subsidiaries, the "Company") is a newspaper publishing company with related Internet operations in 14 markets, the largest of which is St. Louis, Missouri. For the third quarter and first nine months of 2002, the Company's combined St. Louis operations contributed approximately 65 and 64 percent of total revenue, respectively, including revenue associated with the Company's operations in Tucson, Arizona.

Pulitzer Inc. is the successor to the company founded by the first Joseph Pulitzer in 1878 to publish the original St. Louis Post-Dispatch (the "Post-Dispatch"). The Company and its predecessors have operated continuously since 1878 under the direction of the Pulitzer family. Michael E. Pulitzer, a grandson of the founder, currently serves as Chairman of the Board of the Company.

The Company is engaged in newspaper publishing and related "new media" businesses. Its newspaper operations include operations in St. Louis, Missouri, where the Company publishes the Post-Dispatch, the only major daily newspaper serving the greater St. Louis metropolitan area, and the Suburban Journals, a group of 37 weekly newspapers and niche publications that provide comprehensive community-oriented local news packages to the communities that they serve, and in Tucson, Arizona, where the Company publishes the Arizona Daily Star (the "Star"). In Tucson, the Company shares, on an equal basis, the combined results of the Star and the Tucson Citizen, published by Gannett Co., Inc. ("Gannett"). The Company's St. Louis and Tucson newspapers have weekly "total market coverage" publications that provide advertisers with market saturation, and both offer alternative delivery systems that provide advertisers with either targeted or total market coverage.

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

ACQUISITION AND DISPOSITION OF PROPERTIES

In the first nine months of 2002, the Company acquired businesses, principally those focused on distribution operations in St. Louis, totaling $8.1 million. In the third quarter and the first nine months of 2001, the Company recorded a net gain of $0.7 million and a net loss of $1.6 million, respectively, related to the operation and sale of its newspapers located in Troy, Ohio and Petaluma, California, and the operation and sale of its St. Louis Internet Access Provider
(ISP) business (the "Sale Transactions"). These amounts are included in 2001 net income as a separate line, "Loss from Discontinued Operations, Net of Tax."

On January 31, 2001, the Company, through PNI, acquired, in an asset purchase, The Lompoc Record, a daily newspaper located in Lompoc, California. In addition, during the first nine months of 2001, the PNI Group acquired several weekly newspapers (in separate transactions) that complement its daily newspapers in several markets. These acquisitions are collectively referred to as the "PNI Acquisitions." In the first nine months of 2001, the Company also acquired several distribution businesses in St. Louis.

THIRD QUARTER ENDED SEPTEMBER 29, 2002 COMPARED WITH 2001

SUMMARY

Third quarter 2002 net income was $8.7 million, or $0.40 per diluted share, compared to $1.5 million, or $0.07 per diluted share, in the prior year. Third quarter 2001 earnings included results from newspapers in Troy, Ohio and Petaluma, California, and the St. Louis Internet service provider (ISP) business, all of which were sold by the Company in fiscal 2001. Excluding results of the businesses sold in 2001 and the related gain or loss from their sale, third quarter 2001 earnings from continuing operations were $0.9 million, or $0.04 per diluted share.

Third quarter 2002 operating income increased to $19.8 million from $6.8 million in the prior year. The increase in operating income was due, principally, to the elimination of $5.6 million of amortization of certain intangible assets in 2002, savings of $3.9 million from lower newsprint costs, principally resulting from a 24.4 percent reduction in the price per metric ton of newsprint compared to the third quarter of 2001, and increased retail and national advertising revenue. The expense savings were partially offset by increased labor costs, principally relating to increased incentive compensation accruals.

REVENUE

Revenues from continuing operations for the quarter ended September 29, 2002 increased 3.4 percent, to $103.5 million from $100.2 million in 2001. Third quarter advertising revenues increased 4.6 percent, to $80.6 million from $77.0 million in 2001. The increase reflects strong, across the board, strength in retail and national revenue categories, augmented by new advertising revenue associated with the grand or re-opening of St. Louis establishments by the Nordstrom department store, Ameristar Casino, and a major shopping center. These gains were partially offset by lower classified revenues, particularly in the help wanted category. For the third quarter of 2002, help wanted advertising revenue at the St. Louis Post-Dispatch and PNI was down 15.6 and 6.5 percent, respectively.

OPERATING EXPENSE

Total operating expenses decreased 9.9 percent to $87.6 million for the third quarter of 2002 from $97.3 million in 2001. Expenses were lower for two principal reasons: the absence of $5.6 million in amortization expense due to the elimination of amortization of certain intangible assets in 2002 in accord with SFAS No. 142 and lower newsprint pricing and volume, which resulted in newsprint expense savings of $3.9 million or 27.9 percent, largely on the strength of a 24.4 percent reduction in price.

In addition, other operating expenses, which consist of distribution, employment termination inducements, legal and professional fees, news and editorial features and wire services, office and production supplies, promotion and marketing, provisions for uncollectible accounts receivable, repairs and maintenance, telecommunication and utility, and sundry expenses, decreased $1.6 million principally due to reductions in circulation distribution costs due to the elimination of the Post-Dispatch non-subscriber product, lower promotion spending, and decreases in the provision for uncollectible accounts receivable.

On a comparable basis, excluding the results of properties acquired in 2001 for comparable non-ownership periods, amortization of certain intangible assets in 2001 not present in 2002, and employment termination inducement costs for positions permanently eliminated, operating expenses decreased 3.8 percent in the third quarter of 2002.

Equity in the earnings of TNI for the third quarter of 2002 remained flat at $3.9 million. In Tucson, lower newsprint pricing and increased advertising revenue, principally in the national ROP and preprint categories, offset higher technology cost incurred due to the implementation of a new classified front end system and advertising staffing increases related to new revenue initiatives.

OPERATING INCOME

For the third quarter of 2002, the Company reported operating income from continuing operations increased 189.8 percent to $19.8 million compared to $6.8 million in the prior year quarter. The increase in 2002 third quarter operating income was due, principally, to the elimination of $5.6 million of amortization of certain intangible assets in 2002, and $3.9 million from lower newsprint costs, mainly from a 24.4 percent reduction in the price per metric ton of newsprint compared to the third quarter of 2001. These expense savings were partially offset by increased labor costs, principally related to increases in the current year incentive compensation accrual.

On a comparable basis, excluding the results of properties acquired in 2001 for comparable non-ownership periods, amortization of certain intangible assets in 2001 not present in 2002, and employment termination inducements for positions permanently eliminated, operating income increased 59.2 percent.

NON-OPERATING ITEMS

Interest income for the third quarter of 2002 decreased to $1.1 million from $1.8 million in the prior year quarter. This decline resulted from lower average interest rates for invested funds.

The Company reported interest expense of $4.5 million in the third quarter of 2002 compared to $6.2 million for the third quarter of 2001. The 2002 to 2001 expense decrease reflects the benefit from fixed-to-variable interest rate swaps and the capitalization of interest costs associated with the newly constructed St. Louis production facility.

The Company reported a loss on marketable securities and investments of $1.8 million in the third quarter of 2002 compared with a loss of $0.8 million in the prior year quarter. The third quarter losses in both years resulted from an adjustment to the carrying value of several non-operating investments.

The effective income tax rate for the third quarter of 2002 was 39.5 percent compared with a rate of 39.7 percent in the prior year.

INCOME FROM CONTINUING OPERATIONS

The Company reported income from continuing operations of $8.7 million, or $0.40 per diluted share for the third quarter of 2002, compared with income from continuing operations of $0.9 million, or $0.04 per diluted share in 2001. The increase in 2002 income from continuing operations primarily reflected decreased operating expenses from lower newsprint costs and the absence of $5.6 million due to the elimination of amortization of certain intangible assets in 2002, and increased advertising revenue in the retail and national categories. The expense savings and revenue increases were partially offset by higher labor costs and continued weakness in help wanted classified.

DISCONTINUED OPERATIONS

The Company reported no discontinued operations impact during the third quarter of 2002 compared to a gain of $0.7 million, or $0.03 per diluted share, in 2001. The 2001 $0.7 million gain is related to the sale of the

Company's newspaper located in Petaluma, California, partially offset by losses on the sale of it newspaper in Troy, Ohio and its St. Louis Internet Access Provider (ISP) business.

NINE MONTHS ENDED SEPTEMBER 29, 2002 COMPARED WITH 2001

SUMMARY

Net income for the first nine months of 2002 was $22.5 million, or $1.05 per diluted share, compared to $7.7 million, or $0.36 per diluted share, in the prior year. Earnings for the first nine months of 2001 included results from newspapers in Troy, Ohio and Petaluma, California, and the St. Louis Internet service provider (ISP) business, all of which were sold by the Company in fiscal 2001. Excluding results of the businesses sold in 2001 and the related gain or loss from their sale, earnings from continuing operations for the first nine months of 2001 were $9.3 million, or $0.43 per diluted share.

Operating income for the first nine months of 2002 increased to $57.7 million from $31.4 million in the prior year. The increase in operating income was due principally to the elimination of $16.3 million of amortization of certain intangible assets in 2002 in accord with FAS No. 142, and a $13.3 million reduction in newsprint costs, including a 25.6 percent reduction in the price per metric ton of newsprint compared to the first nine months of 2001. These expense savings were partially mitigated by lower operating revenues, particularly in the national and classified help wanted categories, increased employee benefit costs and higher incentive compensation accruals, and an increased bad debt provision.

REVENUE

Revenues from continuing operations for the nine-month period ended September 29, 2002 decreased 0.5 percent, to $307.6 million from $309.1 million in 2001. The decrease primarily reflected continued weakness in classified revenues, particularly in the help wanted category. These revenue decreases were partially offset by retail, including preprint, results in St. Louis and at the PNI Group. On a comparable basis, excluding the results of properties acquired in 2001 for comparable non-ownership periods, revenues for the first nine months of 2002 decreased 0.7 percent.

Advertising revenues for the first nine months of 2002 decreased 0.5 percent, to $239.2 million from $240.4 million in 2001. On a comparable basis, excluding the results of properties acquired in 2001 for comparable non-ownership periods, advertising revenues for the first nine months declined 0.7 percent, reflecting weakness in classified, particularly help wanted, advertising.

OPERATING EXPENSE

Operating expenses decreased 9.6 percent to $262.8 million for the first nine months of 2002 from $290.8 million in 2001. Expenses for the first nine months of 2002 declined $28.0 million due, principally, to lower newsprint costs and the absence of SFAS No. 142 related amortization expense on certain intangible assets. These savings were partially offset by higher employee benefit costs and increases in the provision for uncollectible accounts receivable, principally related to the Kmart bankruptcy and distribution operations purchased in St. Louis.

On a comparable basis, excluding the results of properties acquired in 2001 for comparable non-ownership periods, amortization of certain intangible assets in 2001 not present in 2002, and employment termination inducement costs for positions permanently eliminated, operating expenses decreased 4.4 percent from 2001.

Equity in the earnings of TNI for the first nine months of 2002 decreased 1.6 percent to $12.9 million from $13.1 million in 2001. The decrease was caused by lower operating revenues partially mitigated by lower operating costs, principally newsprint.

OPERATING INCOME

For the first nine months of 2002, the Company reported operating income from continuing operations of $57.7 million compared to $31.4 million in the prior year. The increase in operating income for the first-nine months of 2002 resulted from a decrease in operating expense, principally due to lower newsprint expense and the absence of $16.3 million of amortization on certain intangible assets in 2002 in accord with FAS No. 142. These expense savings were partially offset by a 0.5 percent decrease in operating revenue.

On a comparable basis, excluding the results of properties acquired in 2001 for comparable non-ownership periods, amortization of certain intangible assets in 2001 not present in 2002, and employment termination inducements for positions permanently eliminated, operating income increased by 20.7 percent from 2001.

NON-OPERATING ITEMS

Interest income for the first nine months of 2002 decreased to $3.1 million from $6.4 million in the prior year. This decline resulted from lower average interest rates for funds invested.

The Company reported interest expense of $15.3 million in the first nine months of 2002 compared to $18.5 million in 2001. Interest expense declined due to the effects of the two fixed-to-variable interest rate swap contracts that the Company entered into in December 2001 and May 2002. Interest expense was further reduced by $0.5 million due to capitalized interest cost related to the Company's newly constructed St. Louis production facility.

The Company reported a loss on marketable securities and investments of $7.8 million in the first nine months of 2002 compared with a net loss of $2.9 million in the prior year. The 2002 loss resulted from an adjustment to the carrying value of several non-operating investments. The prior year loss was due to a $3.7 million write-off of several non-operating investments, and were partially offset by a $0.6 million net gain on the sale of marketable securities.

The effective income tax rate for the first nine months of 2002 was 37.9 percent compared with a rate of 39.6 percent in the prior year. The lower effective tax rate in 2002 resulted primarily from state income taxes and the absence of nondeductible goodwill amortization in 2002.

INCOME FROM CONTINUING OPERATIONS

The Company reported income from continuing operations of $22.5 million, or $1.05 per diluted share for the first nine months of 2002, compared with income from continuing operations of $9.3 million, or $0.43 per diluted share in 2001. The increase in 2002 income from continuing operations primarily reflected decreased operating expenses due to lower newsprint costs and the absence of $16.3 million in amortization costs resulting from the elimination of amortization of certain intangible assets in 2002. These expense reductions were partially offset by a $1.5 million decline in operating revenues, principally due to lower national revenue and continued weakness in help wanted classified.

DISCONTINUED OPERATIONS

The Company reported no discontinued operations impact during the first nine months of 2002 compared to a net loss of $1.6 million, or ($0.07) per diluted share, in 2001. The 2001 $1.6 million loss included results from newspapers in Troy, Ohio and Petaluma, California, and the St. Louis Internet service provider
(ISP) business, all of which were sold by the Company in fiscal 2001. These amounts are included in 2001 net income as a separate line, "Loss from Discontinued Operations, Net of Tax."

LIQUIDITY AND CAPITAL RESOURCES

As of September 29, 2002, the Company had an unrestricted cash and marketable securities balance of $178.6 million compared with an unrestricted cash balance of $193.7 million as of December 30, 2001. The decrease resulted from, principally, the funding of certain employee benefit obligations, capital project spending, the largest of which was for the expanded production facilities in St. Louis, payment of an acquisition payable, restricted cash requirements under the Company's debt covenants, and the purchase of distribution businesses in St. Louis.

At both September 29, 2002 and December 30, 2001, the Company had $306 million of outstanding debt pursuant to a loan agreement between St. Louis Post-Dispatch LLC ("PD LLC") and a group of institutional lenders led by Prudential Capital Group (the "Loan"). The aggregate principal amount of the Loan is payable on April 28, 2009 and bears interest at an annual rate of 8.05 percent.

In December 2001, the Company entered into an interest rate swap contract to convert $50 million of the Company's fixed rate cost to a variable rate. In May 2002, the Company entered into a second interest rate swap contract to convert an additional $100 million of the Company's fixed rate cost to a variable rate. As executed, the interest rate swaps have respective $50 million and $100 million notional amounts with maturities on April 28, 2009 with floating interest rates that re-price semiannually. The combined impact of the two interest rate swaps resulted in approximately 49 percent of the Company's long-term interest cost being subject to variable interest rates during the quarter ended September 29, 2002.

In October 2002, the Company terminated interest rate swap contracts totaling $75 million in exchange for a cash payment of $5.0 million. The remaining $75 million interest rate swap is designated as a fair-value hedge. The Company continues to employ the shortcut method on the remaining interest rate swap. The Company will initially recognize the $5.0 million cash receipt as an increase in other deferred liabilities with subsequent, ratable amortization as a reduction of interest expense over the remaining life of the original interest rate swap.

During the third quarter of 2002, approximately 49 percent of the Company's interest cost was subject to variable rates. Following the October 2002 termination of swap contracts totaling $75 million, approximately 24 percent of the Company's long-term interest cost is subject to variable interest rates.

The agreements with respect to the Loan (the "Loan Agreements") contain certain covenants and conditions including the maintenance of cash flow and various other financial ratios, minimum net worth requirements and limitations on the incurrence of other debt. In addition, the Loan Agreements and the PD LLC Operating Agreement require that PD LLC maintain a minimum reserve balance consisting of cash and investments in U.S. government securities, totaling approximately $36.0 million as of September 29, 2002. The Loan Agreements and the Operating Agreement provide for a $3.75 million quarterly increase in the minimum reserve balance through May 1, 2010 when the amount will total $150 million.

The Company expects to spend approximately $28 million on buildings and equipment in 2002. As of September 29, 2002, the Company had remaining capital commitments for buildings and equipment replacements of approximately $6.1 million, which includes an estimated $3.8 million remaining for a Post-Dispatch plant expansion project. The total cost of the Post-Dispatch production facility expansion project is $17.7 million, including capitalized interest. In addition, as of September 29, 2002, the Company had a capital contribution commitment of approximately $10.1 million related to a limited partnership investment.

In order to build a stronger, more direct relationship with the readers of the Post-Dispatch, PD LLC has purchased a number of circulation routes from independent carriers and dealers over the past two years, and it may continue to purchase additional routes from time to time in the future. As of September 29, 2002, PD LLC owned circulation routes covering approximately 65 percent of the Post-Dispatch's home delivery distribution in the newspaper's designated market.

The Company's Board of Directors previously authorized the repurchase of up to $100 million of the Company's outstanding capital stock. The Company's repurchase program provides for the purchase of both common and Class B common shares in either the open market or in privately negotiated transactions. As of September 29, 2002, the Company had repurchased under this authority 1,000,000 shares of Class B common stock and 532,126 shares of common stock for a combined purchase price of $62.2 million, leaving $37.8 million in remaining share repurchase authority.

The Company generally expects to generate sufficient cash from operations to cover capital expenditures, working capital requirements, stock repurchases, and dividend payments. Operating cash flows are dependent upon, among other things, the continued acceptance of newspaper advertising at current or increased levels and the availability of raw materials, principally newsprint.

CASH FLOWS

Continuing Operations

Cash from operations is the Company's primary source of liquidity. Cash provided from operating activities for the first nine months of 2002 was $58.2 million compared to $38.1 million in 2001. The increase was due to higher income from continuing operations and accelerated tax deductions that lowered taxable income (and deferred the payment of certain tax liabilities). The accelerated tax deductions related primarily to acquisition amortization, contributions to health and welfare trusts, and the payment of employee deferred compensation balances in the current year. These sources of cash were partially offset by current pension plan and health and welfare trust contributions and increased newsprint inventory balances.

Cash required for investing activities during the first nine months of 2002 was $169.8 million compared to $63.5 million generated in 2001. The increase was due to the Company's expenditure of $102.9 million, net, for the purchase of marketable securities in 2002. In 2001, the Company generated $126.1 million, net, from the sale of marketable securities. In addition, the Company made discretionary contributions of $18.1 million to fund long-term retirement obligations. Capital expenditures increased by $10.3 million in 2002 to $19.3 million due, principally, to increased expenditures related to the Company's expansion of its St. Louis production facility. In addition, the Company paid $9.7 million of acquisition payable costs related to the 1996 purchase of Scripps League Newspapers, which is now part of PNI. These reductions in cash flows from investing activities were partially offset by a $33.3 million decrease in cash used for acquisitions and reduced investments in limited partnerships in 2002 versus 2001.

Cash required for financing activities during the first nine months of 2002 was $7.6 million compared to $8.4 million used in 2001. The reduction in cash used was principally due to increased proceeds from the exercise of employee stock options and increased contributions to the Company's employee stock purchase plans, partially offset by increased dividend payments.

Discontinued Operations

Cash from operating activities of discontinued operations was $1.6 million for the first nine months of 2001, reflecting the net results of the operations of the Company's newspapers in Troy, Ohio and Petaluma, California, and the Company's ISP operations.

Cash from investing activities of discontinued operations was $19.5 million for the first nine months of 2001, reflecting proceeds from the sale of the of the Company's newspapers in Troy, Ohio and Petaluma, California, and the Company's ISP operations, less the cash used for capital expenditures for these properties.

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

Potential Income Tax Refund

On August 30, 2002, the Company, on behalf of Old Pulitzer, filed with the IRS amended federal corporate income tax returns for the years ended December 1997 and 1998 and March 1999 in which the Company claimed that Old Pulitzer was entitled to refunds of tax in the aggregate amount of approximately $8.2 million, plus interest. These refunds claims were based on the Company's belief that Old Pulitzer was entitled to deduct certain fees and expenses which it had not previously deducted and which Old Pulitzer had incurred in connection with its investigation of several strategic alternatives and potential transactions prior to its decision to proceed with the Broadcast Transaction in March 1999. Under the Merger Agreement, the Company is entitled to any amounts recovered from the IRS as a result of these refund claims, although there can be no assurance that the IRS will approve all or any portion of these refund claims. Pending IRS review, no receivable has been recognized in connection with these refund claims and any funds received for income tax refunds would be recorded as an adjustment to paid-in-capital.

Provision for Income Taxes

The Company has incurred capital losses that exceed capital gains available during prescribed carry-back periods by approximately $13.0 million. The Company expects to generate capital gains of at least this amount during prescribed carry-forward periods. Accordingly, the Company has recognized the tax benefit of approximately $5.1 million associated with these capital losses.

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

During the first ten years of its term, PD LLC is restricted from making distributions (except under specified circumstances), capital expenditures and member loan repayments unless it has set aside out of its cash flow a reserve equal to the product of $15 million and the number of years since May 1, 2000, but not in excess of $150 million (the "Reserve"). PD LLC is not required to maintain the Reserve after May 1, 2010. On May 1, 2010, Herald will have a one-time right to require PD LLC to redeem Herald's interest in PD LLC, together with Herald's interest, if any, in another limited liability company in which the Company is the managing member and which is engaged in the business of delivering publications and products in the greater St. Louis metropolitan area ("DS LLC"). The redemption price for Herald's interest will be determined pursuant to a formula yielding an amount which will result in the present value to May 1, 2000 of the after-tax cash flows to Herald (based on certain assumptions) from PD LLC, including the initial distribution and the special distribution described below, if any, and from DS LLC, being equal to $275 million. Should Herald exercise its option, payment of this redemption price is expected to be made out of available cash resources (including the Reserve) or new debt offerings. In the event that PD LLC has an increase in the tax basis of its assets as a result of Herald's recognizing taxable income from certain transactions effected under the agreement governing the contributions of the Company and Herald to PD LLC and the Operating Agreement or from the transactions effected in connection with the organization of DS LLC, Herald generally will be entitled to receive a special distribution from PD LLC in an amount that corresponds, approximately, to the present value after-tax benefit to the members of PD LLC of the tax basis increase. Upon the termination of PD LLC and DS LLC, which will be on May 1, 2015 (unless Herald exercises the redemption right described above), Herald will be entitled to the liquidation value of its interest in PD LLC and DS LLC. The Company may purchase Herald's interest at that time for an amount equal to what Herald would be entitled to receive on liquidation of PD LLC and DS LLC. That amount will be equal to the amount of its capital accounts, after allocating the gain or loss that would result from a cash sale of PD LLC's and DS LLC's assets for their fair market value at that time. Herald's share of such gain or loss generally will be 5 percent, but will be reduced (but not below 1 percent) to the extent that the present value to May 1, 2000 of the after-tax cash flows to Herald from PD LLC and from DS LLC, including the initial distribution, the special distribution described above, if any, and the liquidation amount (based on certain assumptions), exceeds $325 million.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The primary raw material used in the Company's operations is newsprint, representing 12.0 percent to 17.8 percent of operating expenses over the last five years. Based on the Company's current level of newspaper operations (including its interest in TNI), expected annual newsprint consumption for 2002 is estimated to be in the range of 110,000 metric tons. Historically, newsprint has been subject to significant price fluctuations from time to time, unrelated in many cases to general economic conditions. In the last five years, the Company's average annual cost per tonne of newsprint has varied from its peak price by approximately 20 percent. For the third quarter and first nine months of 2002, the Company's average cost per metric tonne of newsprint decreased by
24.4 and 25.6 percent, respectively, versus the comparable respective periods in 2001. For every one-dollar change in the Company's average annual cost per metric tonne of newsprint, pre-tax income would change by approximately $0.1 million, assuming annual newsprint consumption of 110,000 metric tonnes. Certain suppliers have announced newsprint cost increases that would change consumption prices during the fourth quarter of 2002. The timing and extent of the price increases will be determined by market conditions. The Company attempts to obtain the best price available by combining newsprint purchases for its different newspaper locations with those of other newspaper companies. The Company considers its relationship with newsprint producers to be good. The Company has not entered into derivative contracts for newsprint.

At September 29, 2002, the Company had $306 million of outstanding debt pursuant to the Loan. The Loan bears interest at a fixed annual rate of 8.05 percent.

In December 2001, the Company entered into an interest rate swap contract to convert $50 million of the Company's fixed rate interest cost to a variable rate. In May 2002, the Company entered into a second interest rate swap contract to convert an additional $100 million of the Company's fixed rate interest cost to a variable rate. The interest rate swaps have respective $50 million and $100 million notional amounts. Both swap contracts mature on April 28, 2009. The floating interest rates re-price semiannually. The combined impact of the two interest rate swaps resulted in approximately 49 percent of the Company's long-term interest costs being subject to variable interest rates during the quarter ended September 29, 2002.

In October 2002, the Company terminated interest rate swap contracts totaling $75 million in exchange for a cash payment of $5.0 million. The remaining $75 million interest rate swap is designated as a fair-value hedge. The Company continues to employ the shortcut method on the remaining interest rate swap. The Company will initially recognize the $5.0 million cash receipt as an increase in other deferred liabilities with subsequent, ratable amortization as a reduction of interest expense over the remaining life of the original interest rate swap.

The termination of swap contracts totaling $75 million resulted in approximately 24 percent of the Company's long-term interest cost being subject to variable interest rates.

Changes in market interest rates may cause the Company to incur higher net interest expense. For example, for every one percent increase in variable interest rates, the Company would incur approximately $0.8 million in additional annual interest expense, after recognizing the October 2002 interest rate swap cancellation.

ITEM 4.  CONTROLS AND PROCEDURES

Within the 90 days prior to the date of this report, the Company's management, including the President and Chief Executive Officer and Senior Vice President of Finance, carried out an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based upon that evaluation, the Company's President and Chief Executive Officer and Senior Vice President of Finance concluded that the Company's disclosure controls and procedures are effective in alerting them to material information, on a timely basis, required to be included in the Company's periodic SEC filings. There have been no significant changes in the Company's internal controls or in other factors which could significantly affect internal controls subsequent to the date the Company's management carried out its evaluation.

                           PART II. OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS

     Please see Note 5 "Commitments and Contingencies" to the consolidated financial statements included in Part I, Item 1. of this Form 10-Q.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)      The following exhibits are filed as part of this report:

         99.1 Certification by Robert C. Woodworth, President and Chief Executive Officer of Pulitzer Inc., pursuant to 18 U.S.C.
                  Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, in connection with Pulitzer Inc.'s Quarterly Report on Form 10Q for the quarter ended September 29, 2002.

         99.2 Certification by Alan G. Silverglat, Chief Financial Officer of Pulitzer Inc., pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, in connection with Pulitzer Inc.'s Quarterly Report on Form 10Q for the quarter ended September 29, 2002.

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

                                                   PULITZER INC.
                                                   (Registrant)

Date: November 12, 2002                        /s/ Alan G. Silverglat
                                               ----------------------
                                                (Alan G. Silverglat)
                                           Senior Vice-President-Finance
                                          (on behalf of the Registrant and
                                           as principal financial officer)

                                 CERTIFICATIONS

I, Robert C. Woodworth, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Pulitzer Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries,is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  November 12, 2002
     -----------------------------
/s/ Robert C. Woodworth
----------------------------------
Robert C. Woodworth
President and Chief Executive Officer

I, Alan G. Silverglat, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Pulitzer Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:     November 12, 2002
     -----------------------------
/s/ Alan G. Silverglat
----------------------------------
Alan G. Silverglat
Senior Vice President Finance

                                      EXHIBIT INDEX



         99.1     Certification by Robert C. Woodworth, President and Chief
                  Executive Officer of Pulitzer Inc., pursuant to 18 U.S.C.
                  Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, in connection with Pulitzer Inc.'s
                  Quarterly Report on Form 10Q for the quarter ended September
                  29, 2002.

         99.2 Certification by Alan G. Silverglat, Chief Financial Officer of Pulitzer Inc., pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, in connection with Pulitzer Inc.'s Quarterly Report on
                  Form 10Q for the quarter ended September 29, 2002.