Form 10-K
period 2002-12-29
PULITZER INC
filed 2003-03-28
CIK 1068848

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

   (MARK ONE)
      [X]            ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                               SECURITIES EXCHANGE ACT OF 1934
                        FOR THE FISCAL YEAR ENDED DECEMBER 29, 2002 OR
      [ ]          TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                               SECURITIES EXCHANGE ACT OF 1934
         FOR THE TRANSITION PERIOD FROM____________ TO ____________
                        COMMISSION FILE NUMBER 1-9329

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

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     The aggregate market value of the voting stock held by non-affiliates of the registrant as of the last business day of the registrant's most recently completed second fiscal quarter was approximately $476,518,158.

     The number of shares of Common Stock, $.01 par value, outstanding as of March 10, 2003, was 9,520,916.

     Indicate by checkmark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).
                             Yes  X  No ____

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                      DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the registrant's definitive Proxy Statement to be used in connection with its Annual Meeting of Stockholders to be held on May 22, 2003, are incorporated by reference into Part III of this Report.

     The registrant's fiscal year ends on the last Sunday of the calendar year. For 2002, the Company's fiscal year began on December 31, 2002 and ended on December 29, 2002. In 2002 and 2001, the fourth quarter was 13 weeks and the year was 52 weeks. In 2000, the fourth quarter was 14 weeks and the year was 53 weeks. For ease of presentation, the Company has presented December 31 as the year-end. Except as otherwise stated, the information in this Report on Form 10-K is as of December 29, 2002.

ITEM 1. BUSINESS.

INTRODUCTION

     Pulitzer Inc. (the "Company") is a newspaper publishing company with integrated Internet operations in 14 United States markets, the largest of which is St. Louis, Missouri. For fiscal 2002, the Company's combined St. Louis operations contributed approximately 64 percent of total revenue including revenue associated with the Company's operations in Tucson, Arizona.

     Pulitzer Inc. is the successor to the company founded by the first Joseph Pulitzer in 1878 to publish the original St. Louis Post-Dispatch (the "Post-Dispatch"). The Company and its predecessors have operated continuously since 1878 under the direction of the Pulitzer family. Michael E. Pulitzer, a grandson of the founder, currently serves as Chairman of the Board of the Company.

     The Company is engaged in newspaper publishing with integrated new-media businesses. Its newspaper operations include operations in St. Louis, Missouri, where the Company publishes the Post-Dispatch, the only major daily newspaper serving the greater St. Louis metropolitan area, and in Tucson, Arizona, where the Company publishes the Arizona Daily Star (the "Star"). In Tucson, the Company shares, on an equal basis, the combined results of the Star and the Tucson Citizen (the "Citizen"), published by the Gannett Co., Inc. ("Gannett").

     The Company's wholly owned subsidiary Pulitzer Newspapers, Inc. ("PNI") publishes 12 dailies with integrated Internet operations that serve markets in the Midwest, Southwest and West, as well as a number of weekly and bi-weekly publications (the "PNI Group"). In January 2000, the PNI Group acquired, in an asset purchase, its largest newspaper, The Pantagraph, that serves the central Illinois cities of Bloomington and Normal. The PNI Group's 12 daily newspapers had a combined average daily circulation of approximately 188,000 for 2002.

     As a result of the May 1, 2000, transaction that created the St. Louis Post-Dispatch LLC ("PD LLC"), the Company controls and manages the Post-Dispatch and holds a 95 percent interest in the results of its operations. Prior to May 1, 2000, the Company shared the operating profits and losses of the Post-Dispatch on a 50-50 basis with The Herald Company, Inc. ("Herald").
See -- Agency Agreements.

     The Company's St. Louis newspaper operations include the Suburban Journals of Greater St. Louis (the "Suburban Journals"), acquired in August 2000. The Suburban Journals are a group of 37 weekly papers and various niche publications that focus on providing local news and editorial content to the communities that they serve and have a combined average weekly distribution of approximately 1,400,000, with some households receiving multiple copies.

     In January 2001, the Company, through its PNI Group, acquired, in an asset purchase, The Lompoc Record, a daily newspaper located in Lompoc, California. In addition, during the second half of 2000 and the first nine months of 2001, the PNI Group acquired several weekly newspapers (in separate transactions) that complement its daily newspapers in several markets. These acquisitions are collectively referred to as the "PNI Acquisitions." Also, in 2001, PNI sold its daily newspaper located in Troy, Ohio, and its weekly newspaper property in Petaluma, California (the "Sale Transactions"). The operating results of the newspapers divested in the Sale Transactions are presented as discontinued operations in the Company's consolidated financial statements included in Item 8 of this Annual Report on Form 10-K.

     The PD LLC transaction, the Pantagraph acquisition and the Suburban Journals acquisition are collectively referred to as the "Newspaper Transactions."

INITIAL CAPITALIZATION

     The Company was capitalized on March 18, 1999, with approximately $550.0 million in cash and all the other assets of Pulitzer Publishing Company ("Old Pulitzer") (other than broadcasting assets) as a result of the Spin-off (as defined below) and is now operating the principal newspaper publishing and related new-media businesses formerly operated by Old Pulitzer and certain other newspapers acquired since the Broadcast Transaction (as defined below). The Company was organized as a corporation in 1998 and, prior to the Spin-off, was a wholly-owned subsidiary of Old Pulitzer. Prior to the Broadcast Transaction, Old Pulitzer was engaged in newspaper publishing and television and radio broadcasting.

     Pursuant to an Amended and Restated Agreement and Plan of Merger, dated as of May 25, 1998 (the "Merger Agreement"), by and among Old Pulitzer, the Company and Hearst-Argyle Television, Inc. ("Hearst-Argyle") on March 18, 1999, Hearst-Argyle acquired, through the merger (the "Merger") of Old Pulitzer with and into Hearst-Argyle, Old Pulitzer's television and radio broadcasting operations (collectively, the "Broadcasting Business") in exchange for the issuance to Old Pulitzer's stockholders of 37,096,774 shares of Hearst-Argyle's Series A common stock. Old Pulitzer's Broadcasting Business consisted of nine network-affiliated television stations and five radio stations owned and operated by Pulitzer Broadcasting Company and its wholly owned subsidiaries. Prior to the Merger, Old Pulitzer's newspaper publishing and related new media businesses were contributed to the Company in a tax-free "spin-off" to Old Pulitzer stockholders (the "Spin-off"). The Merger and Spin-off are collectively referred to as the "Broadcast Transaction."

     Old Pulitzer's historical basis in its newspaper publishing and related new-media assets and liabilities has been carried over to the Company. The Broadcast Transaction represents a reverse-spin transaction and, accordingly, the Company's results of operations for periods prior to the consummation of the Broadcast Transaction are identical to the historical results previously reported by Old Pulitzer.

HISTORICAL FINANCIAL INFORMATION

     The Company's revenues are derived primarily from advertising and circulation, which have respectively averaged approximately 77.0 percent and
21.0 percent of total revenue over the last five years. Advertising rates and rate structures and resulting revenues vary among publications based, among other things, on circulation, type of advertising, local market conditions and competition. The following table sets forth certain historical financial information regarding the Company's operations for the periods and at the dates indicated.

                                                         YEARS ENDED DECEMBER 31,
                                        ----------------------------------------------------------
                                           2002       2001(5)      2000(1)       1999       1998
                                        ----------   ----------   ----------   --------   --------
                                                              (IN THOUSANDS)
Operating revenues:
  Advertising:
     Retail...........................  $  120,994   $  118,189   $  110,289   $ 89,030   $ 89,767
     National.........................      26,706       26,049       23,216     15,965     10,997
     Classified.......................     121,809      130,048      133,043    109,966    100,179
                                        ----------   ----------   ----------   --------   --------
          Total.......................     269,509      274,286      266,548    214,961    200,943
     Preprints........................      56,060       47,679       42,388     31,673     31,149
                                        ----------   ----------   ----------   --------   --------
          Total advertising...........     325,569      321,965      308,936    246,634    232,092
  Circulation.........................      80,751       81,200       80,517     73,748     76,166
  Other...............................       9,640       10,341        7,706      3,874      3,503
                                        ----------   ----------   ----------   --------   --------
          Total operating revenues....  $  415,960   $  413,506   $  397,159   $324,256   $311,761
                                        ==========   ==========   ==========   ========   ========
Operating income:
  Operations..........................  $   82,885   $   43,391   $   69,753   $ 69,807   $ 63,115
  Stock option cash-outs and
     Bonuses(2).......................                                          (26,685)
  St. Louis Agency adjustment(3)......                                (9,363)   (25,029)   (20,729)
                                        ----------   ----------   ----------   --------   --------
          Total.......................  $   82,885   $   43,391   $   60,390   $ 18,093   $ 42,386
                                        ==========   ==========   ==========   ========   ========
Depreciation and amortization.........  $   18,719   $   40,508   $   31,985   $ 15,462   $ 13,359
                                        ==========   ==========   ==========   ========   ========
Operating margins(4)..................        19.9%        10.5%        17.6%      21.5%      20.2%
Assets................................  $1,287,246   $1,288,763   $1,282,873   $979,625   $546,393
                                        ==========   ==========   ==========   ========   ========

---------------

(1) In 2000 the Company completed the Newspaper Transactions. In addition, the year ended December 31, 2000, includes an extra week of operations resulting from a 53-week year. All other years presented include 52 weeks of operations.

(2) In 1999 Old Pulitzer recorded expense of $26.7 million representing the cost of stock option cash-outs and bonuses paid to publishing employees in connection with the Broadcast Transaction. See Item 3 "Legal and Regulatory Proceedings" for additional information on the Broadcast Transaction.

(3) See "Agency Agreements" for additional information on the St. Louis Agency adjustment.

(4) Operating margins represent operating income compared to operating revenues. Operating income used in margin calculations excludes the St. Louis Agency adjustment (see "Agency Agreements") and stock option cash-outs and bonuses (both of which are recorded as operating expenses for financial reporting purposes).

(5) Certain reclassifications have been made to the 2001 consolidated financial statements to conform to the 2002 presentation.

OPERATING STRATEGY

     The Company's long-term operating strategy is to maximize revenue and operating income growth at each of its operations through maintenance of editorial excellence, leadership in locally responsive news, a focus on local advertisers, and prudent control of costs. Management believes that editorial excellence and leadership in locally responsive news will, over the long-term, allow the Company to maximize its share of audience and advertising revenue in each of its respective markets. In addition, providing a portfolio of products designed to serve each market area through integrated print and online media is a principal component of the Company's goal to strengthen its franchises. Experienced local managers implement the Company's strategy in each market, with centralized management providing oversight and guidance, in all areas of planning and operations.

     The Company has developed new-media operations that are designed to enhance, complement and add value to its traditional newspaper publishing businesses by providing consumer and advertiser services through electronic dissemination of information via the Internet. At the center of the Company's Internet strategy are the websites developed in conjunction with the Company's newspaper properties. Each of the Web sites takes full advantage of the newspapers' extensive knowledge about the communities they serve, strong advertiser and newspaper reader relationships and substantial marketing expertise to produce in-depth, relevant, and locally focused online publications. The Company's objective in these operations is to attract a wider audience to generate revenues in support of its publishing franchises.

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

     The Company operates in the Midwest, Southwest and Western regions of the United States, although 64 percent of 2002 total revenues (including the Company's 50 percent interest in the operations of TNI) originated in St. Louis.

COMBINED ST. LOUIS OPERATIONS

     The Company serves the greater St. Louis metropolitan area with the daily Post-Dispatch and, as of August 10, 2000, the Suburban Journals' weekly newspapers, as well as with its STLtoday.com portal for all St. Louis news and information Internet Web sites. The Company also owns and operates STL Distribution Services, an independent distribution company serving the St. Louis metropolitan area. St. Louis is currently the 17th largest metropolitan statistical area in the United States with a population of approximately 2.6 million. The following table sets forth the operating revenues from continuing operations of the Company's combined St. Louis operations for the past five years.

                                                        YEARS ENDED DECEMBER 31,
                                          ----------------------------------------------------
                                            2002       2001     2000(1)      1999       1998
                                          --------   --------   --------   --------   --------
Operating revenues (in thousands):
  Advertising(2)........................  $236,027   $235,809   $225,137   $190,652   $179,341
  Circulation...........................    59,808     60,225     60,555     60,759     63,208
  Other.................................     2,708      3,742      3,761      1,539      1,033
                                          --------   --------   --------   --------   --------
          Total.........................  $298,543   $299,776   $289,453   $252,950   $243,582
                                          ========   ========   ========   ========   ========

---------------

(1) On August 10, 2000, the Company acquired the Suburban Journals. In addition, the year ended December 31, 2000, includes an extra week of operations resulting from a 53-week fiscal year. All other years presented include 52 weeks of operations.

(2) Advertising includes revenues from preprinted inserts.

ST. LOUIS POST-DISPATCH

     Founded in 1878 by the first Joseph Pulitzer, the Post-Dispatch has a long history of reporting and editorial excellence and innovation in newspaper publishing under the direction of the Pulitzer family. The Post-Dispatch is a morning daily and Sunday newspaper serving primarily the greater St. Louis metropolitan area. The Post-Dispatch has won 17 Pulitzer prizes in its 124 years of continuous publication.

     As a result of the PD LLC transaction on May 1, 2000, the Company holds a 95 percent interest in the results of operations of PD LLC and Herald holds a 5 percent interest. Prior to May 1, 2000, under the terms of the St. Louis Agency Agreement, which had governed the operations of the Post-Dispatch since 1961, the Company and Herald generally shared the Post-Dispatch's operating profits and losses, as well as its capital expenditures, on a 50-50 basis. See "Agency Agreements."

     The following table sets forth for the past five years certain circulation and advertising information for the Post-Dispatch.

                                                          YEARS ENDED DECEMBER 31,
                                               -----------------------------------------------
                                                2002      2001      2000      1999      1998
                                               -------   -------   -------   -------   -------
Post-Dispatch:
  Circulation(1):
     Daily...................................  286,208   292,777   300,920   307,375   324,059
     Sunday..................................  469,214   474,638   487,080   509,110   520,635
Advertising linage (in thousands of inches):
  Retail.....................................      787       670       728       774       832
  General....................................      203       210       204       152       102
  Classified.................................    1,043     1,142     1,135     1,082     1,004
                                               -------   -------   -------   -------   -------
          Total..............................    2,033     2,022     2,067     2,008     1,938
  Part run(2)................................      546       719       834       836       571
                                               -------   -------   -------   -------   -------
          Total inches.......................    2,579     2,741     2,901     2,844     2,509
                                               =======   =======   =======   =======   =======

---------------

(1) Amounts for 2002 are based on internal records of the Company for the twelve-month period ended September 30. Amounts for prior years are based on ABC Audit Reports for the twelve-month periods ended September 30.

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

     The Post-Dispatch is distributed primarily through independent home delivery carriers and single copy dealers (contracted directly by the Post-Dispatch or through STL Distribution Services LLC, a distribution subsidiary of the Company ("DS LLC")). Home delivery accounted for approximately 77 percent of circulation for the daily Post-Dispatch and approximately 60 percent of circulation for the Sunday edition during 2002. In order to build a stronger, more direct relationship with readers of the Post-Dispatch, PD LLC has purchased a number of circulation routes from independent carriers and dealers over the past four years, and it may continue to purchase additional routes from time to time in the future. As of December 31, 2002, PD LLC owned circulation routes covering approximately 68 percent of the Post-Dispatch's home delivery distribution. In 2002 PD LLC took over the function of billing subscribers directly in order to further enhance its relationship with home delivery subscribers. Previously, that function was carried out by independent delivery contractors.

SUBURBAN JOURNALS OF GREATER ST. LOUIS

     With the addition of the Suburban Journals in August 2000, the Company's St. Louis newspaper operations now include a group of 37 weekly papers and various niche publications that provide comprehensive community-oriented local news packages to the communities that they serve. The publications primarily represent controlled-distribution newspapers and, depending on the community served, are published one to three times per week. In December 2002 the Suburban Journals had a combined average weekly distribution of approximately 1.4 million, delivered by independent carriers to homes and outlets.

     The Suburban Journals' newspapers are organized by geographic area into nine publication groups throughout the St. Louis metropolitan area. Each group has a news and advertising staff based in its local community and is managed by a local publisher. The groups are supported by centralized production facilities, distribution systems and administrative services. In addition, a centralized advertising department provides sales support for classified, national and major/regional advertisers that wish to target readers across several publication groups.

     The results of the Suburban Journals are included herein for reporting purposes as part of the Company's combined St. Louis operations, which include the Post-Dispatch and STLtoday, one of St. Louis's leading local Web sites. Advertising personnel from the Suburban Journals, the Post-Dispatch and STLtoday have the ability to cross-sell advertising products into each publication, allowing for increased sales efforts and greater operating efficiencies in the St. Louis marketplace.

ST. LOUIS INTERNET OPERATIONS

     The Company's STLtoday.com (www.STLtoday.com) and other local affiliated Web sites provide the St. Louis metropolitan area with comprehensive news, business, sports, entertainment and neighborhood information. The sites also feature enhanced online advertiser services in the three major classified advertising categories -- autos, real estate and jobs. In addition, the Web sites offer St. Louis at Work -- a regional workforce initiative which brings together a public-private partnership to attract, train and retain a multi-skilled talent pool for the metro area. As a part of the initiative, the Company created stlouisatwork.com to become the online career destination for regional employers and job candidates. The following table sets forth page view statistics and the percentage change compared to comparable periods in 2001 for the combined St. Louis Web sites.

                                                     2002        % CHANGE    2002 QTR. 4     % CHANGE
                                                --------------   --------   --------------   --------
                                                (IN THOUSANDS)              (IN THOUSANDS)
Combined St. Louis Web sites :
  Page views(1)...............................     180,701          7%          51,015          28%

---------------

(1) A "page view" occurs when a web server provides a Web page to a Web site visitor.

STL DISTRIBUTION SERVICES OPERATIONS

     The Company owns and operates STL Distribution Services, an independent distribution company delivering newspapers, product samples, telephone books and other periodicals for the Post-Dispatch, The Ladue News and other distribution clients throughout the St. Louis Metropolitan area.

PULITZER NEWSPAPERS, INC.

     The PNI Group publishes 12 dailies that serve markets in the Midwest, Southwest and Western regions of the United States. The PNI Group's daily newspapers publish morning or afternoon editions during the week and, generally, morning editions on the weekend. Home delivery through independent contract carriers accounts for a significant portion of each newspaper's circulation. The 12 daily newspapers in the PNI Group, ranked in order of daily circulation based on ABC Publisher's Statements for the six-month period ended September 30, 2002 (except where noted), are:

                                                                         CIRCULATION
                                                                      -----------------
                                                                       DAILY    SUNDAY
                                                                      -------   -------
The Pantagraph..........................  Bloomington, Illinois        48,063    50,553
The Daily Herald........................  Provo, Utah                  28,994    34,113
The Napa Valley Register................  Napa, California             18,808    19,381
Santa Maria Times.......................  Santa Maria, California      17,096    19,459
The World...............................  Coos Bay, Oregon(1)          13,234    15,369
The Sentinel............................  Hanford, California          13,281    13,128
Arizona Daily Sun.......................  Flagstaff, Arizona           11,488    13,081
Daily Chronicle.........................  DeKalb, Illinois              9,204    10,152
Daily Journal...........................  Park Hills, Missouri          8,593     8,531
The Garden Island.......................  Lihue, Hawaii                 8,047     8,998
The Lompoc Record.......................  Lompoc, California            7,432     7,838
The Daily News..........................  Rhinelander, Wisconsin(2)     4,218     4,764
                                                                      -------   -------
          Total.........................                              188,458   205,367
                                                                      =======   =======

---------------

(1) Sunday circulation represents the weekend edition of The (Coos Bay) World, which is published on Saturdays.

(2) Amounts are based on the internal records of the Company.

     In addition, the PNI Group also publishes more than 30 weekly newspapers and various niche publications associated with its dailies. These include weekly newspaper groups operated in conjunction with substantially all of the PNI newspapers.

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

     The following table sets forth the operating revenues from continuing operations of the PNI Group for the past five years.

                                                         YEARS ENDED DECEMBER 31,
                                            --------------------------------------------------
                                              2002       2001     2000(1)     1999      1998
                                            --------   --------   --------   -------   -------
                                                              (IN THOUSANDS)
Operating revenues:
  Advertising.............................  $ 89,542   $ 86,156   $ 83,799   $55,982   $52,751
  Circulation.............................    20,943     20,975     19,962    12,989    12,958
  Other...................................     6,932      6,599      3,945     2,335     2,470
                                            --------   --------   --------   -------   -------
          Total...........................  $117,417   $113,730   $107,706   $71,306   $68,179
                                            ========   ========   ========   =======   =======

---------------

(1) In January of 2000, the Company acquired The Pantagraph. In addition, the year ended December 31, 2000 includes an extra week of operations resulting in a 53-week year. All other years presented include 52 weeks of operations.

PNI INTERNET OPERATIONS

     The PNI Group operates Web sites in each of its markets providing viewers with local news, sports and entertainment content and enhanced online advertiser services featuring the three major classified advertising categories - automotive, real estate and help wanted. PNI generates revenue from online advertising and from service and transaction fees.

     The following table sets forth page view statistics for the Combined PNI Group Web sites and the percentage change compared to comparable periods in 2001.

                                                        2002        % CHANGE   2002 QTR. 4   % CHANGE
                                                   --------------   --------   -----------   --------
                                                   (IN THOUSANDS)            (IN THOUSANDS)
Combined PNI Web Sites:
  Page views(1)..................................      99,614          61%       26,015         32%

---------------

(1) A "page view" occurs when a web server provides a Web page to a Web site visitor.

TUCSON OPERATIONS

     Founded in 1877, the Star is published in Tucson, Arizona, by the Company's wholly owned subsidiary, Star Publishing Company ("Star Publishing"). The Star, a morning and Sunday newspaper, and the Citizen, an afternoon newspaper owned by Gannett, are southern Arizona's leading dailies. The Star and the Citizen are published through an agency operation (the "Tucson Agency") pursuant to an Agency Agreement, dated March 28, 1940, as amended and restated (the "Tucson Agency Agreement"), and in 2002 had a combined weekday circulation of approximately 139,000 and a Sunday circulation of 171,000 delivered by independent carriers to homes and single-copy outlets. Tucson is currently the 69th largest metropolitan statistical area in the United States with a population of approximately 877,000.

     The Tucson Agency operates through TNI Partners, an agency partnership that is owned half by the Company and half by Gannett. TNI Partners is responsible for all aspects of the business of the two newspapers other than editorial opinion and gathering and reporting news. The net income or net loss of TNI Partners is generally allocated equally to the Star and the Citizen. The Company reports its 50 percent share of TNI Partners' operating results as a single component of operating income in its consolidated statement of income.

     As a result of the Tucson Agency, the financial performance of Star Publishing is directly affected by the operations and performance of both the Star and the Citizen.

     The following table sets forth certain information concerning circulation and combined advertising linage of the Star and the Citizen and operating revenues of TNI Partners for the past five years.

                                                        YEARS ENDED DECEMBER 31,
                                          ----------------------------------------------------
                                            2002       2001       2000       1999       1998
                                          --------   --------   --------   --------   --------
Circulation(1):
  Star daily............................   103,048    101,034     98,469     97,644     96,142
  Citizen daily.........................    36,056     38,067     39,543     40,599     42,444
  Star Sunday...........................   171,350    171,485    171,726    173,071    174,173
Combined advertising linage (in
  thousands of inches):
  Full run (all zones)
     Retail.............................     1,593      1,571      1,713      1,703      1,581
     General............................        99         89         97         83         81
     Classified.........................     1,554      1,618      2,033      2,068      1,852
                                          --------   --------   --------   --------   --------
          Total.........................     3,246      3,278      3,843      3,854      3,514
          Part run(2)...................        92        207        256        303        314
                                          --------   --------   --------   --------   --------
          Total inches..................     3,338      3,485      4,099      4,157      3,828
                                          ========   ========   ========   ========   ========
100% of TNI Partners operating revenues
  (in thousands):
  Advertising...........................  $ 80,446   $ 82,732   $ 93,560   $ 87,550   $ 84,550
  Circulation...........................    21,502     21,350     22,786     22,234     21,856
  Other.................................     2,756      2,286      4,804      4,642      3,956
                                          --------   --------   --------   --------   --------
          Total.........................  $104,704   $106,368   $121,150   $114,426   $110,362
                                          ========   ========   ========   ========   ========

---------------

(1) Amounts for 2002 are based on the internal records of the Company. Amounts for prior years are based on ABC Audit Reports for the 52-week period ended December 31.

(2) Part run inches represent advertisements that are published in selected copies (i.e., less than the full press run) of a daily edition of the newspaper to specifically target certain geographic locations. The advertisements typically appear in a special news and advertising section designed specifically for the targeted geographic locations.

     The Star and the Citizen are printed at TNI Partners' computerized facility equipped with two eight-unit Metro offset presses. The writing, editing and composing functions have been computerized, increasing efficiency and reducing workforce requirements.

     "Starnet," Star Publishing's Web site on the Internet (www.azstarnet.com), serves the Tucson metropolitan area with local news, sports and entertainment content and enhanced online advertiser services featuring the three major classified advertising categories -- automotive, real estate and help wanted. In addition, Starnet also serves as a city portal, providing community information and acting as a community center and marketplace, enabling businesses and individuals to build relationships with each other and the Star. Starnet generates revenue from online advertising and from service and transaction fees, all of which are included in TNI Partners' other operating revenue.

     The following table sets forth page view statistics for Combined Tucson Web sites and the percentage change compared to comparable periods in 2001.

                                                        2002        % CHANGE   2002 QTR. 4   % CHANGE
                                                   --------------   --------   -----------   --------
                                                   (IN THOUSANDS)            (IN THOUSANDS)
Combined Tucson Web Sites:
  Page views(1)..................................      66,760          11%       20,070         29%

---------------

(1) A "page view" occurs when a web server provides a Web page to a Web site visitor.

ACQUISITION STRATEGY

     One of the Company's growth strategies has been a disciplined acquisition program. In evaluating acquisition opportunities, the Company generally requires that candidates: (i) be in businesses related to the Company's core publishing competencies; (ii) have strong cash flows; (iii) possess good growth or economic characteristics, where possible, (iv) offer a clustering opportunity with respect to present or future properties; (v) provide an opportunity for its disciplined management approach to add value; and (vi) offer an attractive return on investment.

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

     St. Louis Agency. As a result of the May 1, 2000, PD LLC transaction, the Company holds a 95 percent interest in the results of operations of PD LLC, and Herald holds a 5 percent interest. Prior to May 1, 2000, under the terms of the St. Louis Agency Agreement, which had governed the operations of the Post-Dispatch since 1961, the Company and Herald generally shared the Post-Dispatch's operating profits and losses, as well as its capital expenditures, on a 50-50 basis. Under the St. Louis Agency Agreement, for fiscal 2000 (for operating results through April 30, 2000), 1999 and 1998 the Company paid Herald $9.4 million, $25.0 million and $20.7 million, respectively, for Herald's share of the operating income of the St. Louis Agency.

     Tucson Agency. The Tucson Agency Agreement has, since 1940, governed the joint operations of the Star and Citizen. TNI Partners, as agent for the Company and Gannett, is responsible for advertising and circulation, printing and delivery and collection of all revenues of the Star and the Citizen. The Board of Directors of TNI Partners presently consists of three directors chosen by the Company and three chosen by Gannett. Budgetary, personnel and other non-news and editorial policy matters, such as advertising and circulation policies and rates or prices, are determined by the Board of Directors of TNI Partners. Each newspaper is responsible for its own news and editorial content. Revenues and expenses are recorded by TNI Partners, and the resulting profit is generally split 50-50 between the Company and Gannett. The Company reports its 50 percent share of TNI Partners' operating results as a single component of operating income in its consolidated statement of income. Both partners have certain administrative costs that are borne and reported separately. As a result of the Tucson Agency, the Star and the Citizen benefit from increases and can be adversely affected by decreases in each other's circulation.

     The current term of the Tucson Agency Agreement expires on June 1, 2015, but it contains an option, which may be exercised by either party, to renew the agreement for successive periods of 25 years each.

COMPETITION

     The Company's publications compete for readership and advertising revenues in varying degrees with other metropolitan, suburban, neighborhood and national newspapers and other publications as well as with television, radio, cable, Internet, online services and other new-media technologies, direct mail, yellow page directories, billboards and other news and advertising media. Competition for advertising is based on audience size and composition, circulation levels, readership demographics, price and advertiser results. Competition for circulation is generally based on the content, journalistic quality and price of the publication. In its markets, the Company's print competition for circulation and advertising revenues may include some or all of the following: paid suburban daily newspapers, independently owned community newspapers and shoppers, yellow pages and direct mail advertisers. These community newspapers and shoppers and direct mail companies target selected geographic markets throughout their respective distribution areas.

     Due to the agency relationship existing in Tucson, the Star and the Citizen cannot be viewed as competitors for advertising or circulation revenues. The Star and the Citizen compete primarily against other media and against Phoenix-area and suburban, neighborhood and national newspapers and other publications.

RAW MATERIALS

     The primary raw material used in the Company's operations is newsprint, representing 11.9 percent to 16.0 percent of operating expenses over the last five years. For 2002, the Company's annual newsprint metric tonnes consumption, including its 50 percent share related to the operations of TNI Partners, was approximately 102,000 metric tonnes. Based on the Company's current level of newspaper operations, expected annual newsprint consumption for 2003 is estimated to be in the range of 104,000 metric tonnes. Historically, newsprint has been subject to significant price fluctuations from year to year, unrelated in many cases to general economic conditions. In the last five years, the Company's average annual cost per tonne of newsprint has varied from its peak price by approximately 28.0 percent. For every one-dollar change in the Company's average annual cost per metric tonne of newsprint, pre-tax income would change by approximately $104,000, assuming annual newsprint consumption of 104,000 metric tonnes. The Company attempts to obtain the best price available by combining newsprint purchases for its different newspaper locations with those of other newspaper publishing companies. The Company considers its relationship with newsprint producers to be good. The Company has not entered into derivative contracts for newsprint.

EMPLOYEES

     At December 31, 2002, the Company had approximately 3,900 full-time equivalent employees working at its operations, including TNI Partners. At the Post-Dispatch in St. Louis, approximately 77 percent of employees are represented by unions. The Company considers its relationship with its employees to be good.

     The Post-Dispatch has contracts with substantially all of its production unions, with expiration dates ranging from August 2003 through February 2010. The Post-Dispatch is currently in contract negotiations with two unions: the St. Louis Newspaper Guild ("Newspaper Guild"), covering approximately 590 newsroom, sales and certain administrative employees, and the Graphics Communications International Union ("GCIU") Local #505, covering approximately 20 production employees. The Newspaper Guild contract expired in January 2003. The GCIU contract expired in September 2002. All Post-Dispatch labor contracts contain no-strike provisions.

     TNI Partners' contract with Tucson Graphic Communications Union Local No. 212, covering certain pressroom employees, expires on May 31, 2003. In each of the last several years, this contract has been renegotiated for a one-year term.

                              INTERNET INFORMATION

Copies of the Company's Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 are available free of charge through the Company's Web site (www.pulitzerinc.com) as soon as reasonably practicable after the Company electronically files the report with, or furnishes it to, the Securities and Exchange Commission.

ITEM 2. PROPERTIES

     The corporate headquarters of the Company are located at 900 North Tucker Boulevard, St. Louis, Missouri. The general character, location and approximate size of the principal physical properties used by the Company for its newspaper publishing and related new-media businesses at December 31, 2002 are set forth below. Leases on the properties indicated as leased by the Company expire at various dates through January 2012.

     The Company believes that its owned and leased properties used in connection with its operating activities generally are in good condition, well maintained and adequate for its current and immediately foreseeable operating needs. In 2002 the Post-Dispatch expanded its main production facility, adding approximately 110,000 square feet of owned space in St. Louis and enabling the Company to eliminate operations previously conducted in other facilities.

                                                              APPROXIMATE AREA IN
                                                                  SQUARE FEET
                                                              --------------------
GENERAL CHARACTER OF PROPERTY                                   OWNED      LEASED
-----------------------------                                 ---------   --------
Printing plants, business and editorial offices, and
  warehouse space located in:
  St. Louis, Missouri(1)....................................   649,714     19,060
  St. Louis, Missouri(2)....................................   150,322     40,326
  St. Louis, Missouri(3)....................................    80,360     38,300
  Tucson, Arizona(4)........................................   220,816     77,098
  Washington, D.C. .........................................                2,249
  Bloomington, Illinois.....................................    85,587     13,396
  Provo, Utah...............................................    40,858     20,770
  Hanford, California.......................................    29,900      4,325
  Lihue, Hawaii.............................................     8,500     20,902
  Flagstaff, Arizona........................................    23,200      5,340
  Santa Maria, California...................................    20,800      1,620
  Napa, California..........................................    21,000
  DeKalb, Illinois..........................................    16,100      2,880
  Coos Bay, Oregon..........................................    15,200
  Park Hills, Missouri......................................    22,700
  Lompoc, California........................................    10,500
  Rhinelander, Wisconsin....................................     6,400
  PNI St. Louis, Missouri...................................                3,170

---------------

(1) Property is owned by and used in the operations of PD LLC.

(2) Property primarily includes locations operated by the Suburban Journals in the greater St. Louis area.

(3) Property is owned and used in the operations of DS LLC.

(4) The 220,816 square foot facility in Tucson, Arizona is used in the production of the Star and the Citizen and is jointly owned with Gannett pursuant to the Tucson Agency.

ITEM 3. LEGAL AND REGULATORY PROCEEDINGS

     Pursuant to an Amended and Restated Agreement and Plan of Merger, dated as of May 25, 1998 (the "Merger Agreement"), by and among Pulitzer Publishing Company ("Old Pulitzer"), the Company and Hearst-Argyle Television, Inc. ("Hearst-Argyle") on March 18, 1999, Hearst-Argyle acquired, through the merger (the "Merger") of Old Pulitzer with and into Hearst-Argyle, Old Pulitzer's television and radio broadcasting operations (collectively, the "Broadcasting Business") in exchange for the issuance to Old Pulitzer's stockholders of 37,096,774 shares of Hearst-Argyle's Series A common stock. Old Pulitzer's Broadcasting Business consisted of nine network-affiliated television stations and five radio stations owned and operated by Pulitzer Broadcasting Company and its wholly owned subsidiaries. Prior to the Merger, Old Pulitzer's newspaper publishing and related new-media businesses were contributed to the Company in a tax-free "spin-off" to Old Pulitzer stockholders (the "Spin-off"). The Merger and Spin-off are collectively referred to as the "Broadcast Transaction."

     In October 2001 the Internal Revenue Service ("IRS") formally proposed that Old Pulitzer's taxable income for the tax year ended March 18, 1999, be increased by approximately $80.4 million based on the assertion that Old Pulitzer was required to recognize a taxable gain in that amount as a result of the Spin-off. The Company is obligated under the Merger Agreement to indemnify Hearst-Argyle against any tax liability attributable to the Spin-off and has the right to control any proceedings relating to the determination of such tax liability.

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

     On August 30, 2002, the Company, on behalf of Old Pulitzer, filed with the IRS amended federal corporate income tax returns for the years ended December 1997 and 1998 and March 1999 in which refunds of tax in the aggregate amount of approximately $8.1 million, plus interest, were claimed. These refund claims were based on the contention that Old Pulitzer was entitled to deduct certain fees and expenses which it had not previously deducted and which Old Pulitzer had incurred in connection with its investigation of several strategic alternatives and potential transactions prior to its decision to proceed with the Broadcast Transaction in March 1999. Under the Merger Agreement, the Company is entitled to any amounts recovered from the IRS as a result of these refund claims, although there can be no assurance that the IRS will approve all or any portion of these refund claims. Pending IRS review, no receivable has been recognized in connection with these refund claims and any funds received for income tax refunds would be recorded as an adjustment to additional paid-in-capital.

     In February 1998 a group of independent newspaper dealers engaged in the business of reselling the Post-Dispatch in vending machines and to retail establishments filed suit against the Company in the Missouri Circuit Court, Twenty-Second Judicial Circuit (St. Louis City). The court has dismissed four of the six counts in the suit. In the remaining counts, the plaintiffs allege that the Company's actions have tortiously interfered with their business expectancy of being able to sell their branches and constituted malicious trespass on their intangible property by, among other things, allegedly reducing the value of their routes. The plaintiffs seek punitive damages with respect to the tortious interference count and statutory double damages if they should prevail on the malicious trespass count. The plaintiffs cite as harmful acts the Company's purchase of various home delivery routes and branches, the Company's home subscription pricing compared to its single copy pricing, and allegedly more favorable rates, fees and allowances that the Company provides to its carriers and other branch dealers. The Company has denied any liability, is vigorously defending the suit and believes that it has meritorious defenses, and, therefore, has not accrued a liability in connection with this lawsuit. While the ultimate outcome of litigation cannot be predicted with certainty, management, based on its understanding of the facts, does not believe the ultimate resolution of these matters will have a materially adverse effect on the Company's consolidated financial position. However, depending upon the period of resolution, such effects could be material to the consolidated financial results of an individual period.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     Not Applicable.

                                    PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

     The shares of the Company's common stock are listed on The New York Stock Exchange, Inc. and trade under the symbol "PTZ." The shares of the Company's Class B common stock do not trade in a public market.

     At March 10, 2003, there were approximately 374 record holders of the Company's common stock and 26 record holders of its Class B common stock.

     The following table sets forth the range of high and low sales prices for the Company's common stock and dividends paid for each quarterly period in the past two years:

                                                               HIGH     LOW     DIVIDEND(1)
                                                              ------   ------   -----------
2002
First Quarter...............................................  $55.18   $49.29     $0.175
Second Quarter..............................................   55.80    45.08      0.175
Third Quarter...............................................   51.50    41.50      0.175
Fourth Quarter..............................................   49.50    40.12      0.175

                                                               HIGH     LOW     DIVIDEND(2)
                                                              ------   ------   -----------
2001
First Quarter...............................................  $56.55   $45.80      $0.17
Second Quarter..............................................   57.00    49.55       0.17
Third Quarter...............................................   53.70    43.70       0.17
Fourth Quarter..............................................   51.00    41.25       0.17

---------------

(1) In 2002 the Company declared and paid cash dividends of $0.70 per share of common stock and Class B common stock.

(2) In 2001 the Company declared and paid cash dividends of $0.68 per share of common stock and Class B common stock.

     On January 6, 2003, the Board of Directors of the Company announced for the first quarter of 2003 a 2.9 percent increase in the quarterly dividend on its common stock and Class B common stock to $0.18 per share from $0.175 per share. The cash dividend was paid on February 3, 2003. Future dividends will depend upon, among other things, the Company's earnings, financial condition, cash flows, capital requirements and other relevant considerations, including the limitations under the $306.0 million borrowing by PD LLC from a group of investors led by Prudential Capital Group (the "Loan"), any credit agreement or other agreement to which the Company may become a party in the future. See "Item
7. Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources."

ITEM 6. SELECTED FINANCIAL DATA

                                                       YEARS ENDED DECEMBER 31,
                                      ----------------------------------------------------------
                                         2002       2001(4)      2000(1)       1999       1998
                                      ----------   ----------   ----------   --------   --------
                                               (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
OPERATING RESULTS
Operating Revenues -- net...........  $  415,960   $  413,506   $  397,159   $324,256   $311,761
                                      ----------   ----------   ----------   --------   --------
Operating Expenses:
  Payroll and other personnel
     expense........................     181,361      175,743      157,224    129,047    119,687
  Newsprint expense.................      42,152       56,372       55,539     44,403     50,408
  Stock option cash-outs and
     bonuses(2).....................                                           26,685
  St. Louis Agency adjustment(3)....                                 9,363     25,029     20,729
  Depreciation......................      14,286       14,330       12,916      9,298      7,628
  Amortization......................       4,433       26,178       19,069      6,164      5,731
  Other expenses....................     108,587      114,996      105,145     87,502     86,127
                                      ----------   ----------   ----------   --------   --------
          Total operating
            expenses................     350,819      387,619      359,256    328,128    290,310
                                      ----------   ----------   ----------   --------   --------
Equity in earnings of Tucson
  newspaper partnership.............      17,744       17,504       22,487     21,965     20,935
                                      ----------   ----------   ----------   --------   --------
Operating income....................      82,885       43,391       60,390     18,093     42,386
Interest income.....................       4,235        7,573       19,017     25,372      4,967
Interest expense....................     (20,593)     (24,609)     (16,537)
Net gain (loss) on marketable
  securities and investments........      (7,772)      (3,849)      (2,197)      (111)     1,322
Equity in losses of joint venture
  investment........................                   (1,156)      (1,728)
Net other expense...................         (87)        (204)        (109)      (189)       (69)
                                      ----------   ----------   ----------   --------   --------
Income from continuing operations
  before Provision for income
  taxes.............................      58,668       21,146       58,836     43,165     48,606
Provision for income taxes..........      22,371        8,021       23,389     18,061     20,709
Minority interest in net earnings of
  subsidiary........................       1,598          839          849
                                      ----------   ----------   ----------   --------   --------
Income from continuing operations...      34,699       12,286       34,598     25,104     27,897
Discontinued operations, net of
  tax...............................                   (1,624)         304    (23,596)    48,387
                                      ----------   ----------   ----------   --------   --------
NET INCOME..........................  $   34,699   $   10,662   $   34,902   $  1,508   $ 76,284
                                      ==========   ==========   ==========   ========   ========
Basic Earnings/(Loss) Per Share of
  Stock:
  Income from continuing
     operations.....................  $     1.63   $     0.58   $     1.59   $   1.11   $   1.25
  Discontinued operations...........        0.00        (0.08)        0.01      (1.04)      2.16
                                      ----------   ----------   ----------   --------   --------
  Basic earnings per share..........  $     1.63   $     0.50   $     1.60   $   0.07   $   3.41
                                      ==========   ==========   ==========   ========   ========
  Weighted average number of shares
     outstanding....................      21,279       21,192       21,757     22,578     22,381
                                      ==========   ==========   ==========   ========   ========
Diluted Earnings/(Loss) Per Share of
  Stock:
  Income from continuing
     operations.....................  $     1.62   $     0.58   $     1.59   $   1.11   $   1.22
  Discontinued operations...........        0.00        (0.08)        0.01      (1.04)      2.13
                                      ----------   ----------   ----------   --------   --------
  Diluted earnings per share........  $     1.62   $     0.50   $     1.60   $   0.07   $   3.35
                                      ==========   ==========   ==========   ========   ========
  Weighted average number of shares
     outstanding....................      21,447       21,364       21,786     22,601     22,753
                                      ==========   ==========   ==========   ========   ========
Dividends per share of common and
  Class B common stock..............  $     0.70   $     0.68   $     0.64   $   0.45   $   0.75
                                      ==========   ==========   ==========   ========   ========

                                                       YEARS ENDED DECEMBER 31,
                                      ----------------------------------------------------------
                                         2002       2001(4)      2000(1)       1999       1998
                                      ----------   ----------   ----------   --------   --------
                                               (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
OTHER DATA
Cash and marketable securities......  $  194,394   $  193,739   $  194,313   $557,891   $110,171
Working capital.....................     225,548      221,002      218,619    595,530    124,675
Total assets........................   1,287,246    1,288,763    1,282,873    979,625    546,393
Long-term debt......................     306,000      306,000      306,000
Stockholders' equity................     815,218      797,217      799,701    813,451    385,357

---------------

(1) The year ended December 31, 2000, includes an extra week of operations resulting from a 53-week year. All other years presented include 52 weeks of operations.

(2) In 1999 Old Pulitzer recorded expense of $26.7 million representing the cost of stock option cash-outs and bonuses paid to publishing employees in connection with the Broadcast Transaction.

(3) See Item 1. Business -- "Agency Agreements" for additional information on the St. Louis Agency adjustment.

(4) Certain reclassifications have been made to the 2001 consolidated financial statements to conform to the 2002 presentation.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Statements in this Annual Report on Form 10-K concerning the Company's business outlook or future economic performance, anticipated profitability, revenues, expenses or other financial items, together with other statements that are not historical facts, are "forward-looking statements" as that term is defined under the Federal Securities Laws. Forward-looking statements are subject to risks, uncertainties and other factors which could cause actual results to differ materially from those stated in such statements. Such risks, uncertainties and other factors include, but are not limited to, industry cyclicality, the seasonal nature of the business, changes in pricing or other actions by competitors or suppliers (including newsprint), outcome of labor negotiations, capital or similar requirements, and general economic conditions, any of which may impact advertising and circulation revenues and various types of expenses, as well as other risks detailed in the Company's filings with the Securities and Exchange Commission including this Annual Report on Form 10-K. Although the Company believes that the expectations reflected in "forward-looking statements" are reasonable, it cannot guarantee future results, levels of activity, performance or achievements. Accordingly, investors are cautioned not to place undue reliance on any such "forward-looking statements," and the Company disclaims any obligation to update the information contained herein or to publicly announce the result of any revisions to such "forward-looking statements" to reflect future events or developments.

GENERAL

     The Company is engaged in newspaper publishing and related new-media operations, operating the newspaper properties operated by Pulitzer Publishing Company ("Old Pulitzer") prior to the Spin-off (as defined below). Prior to the Spin-off, the Company was a wholly owned subsidiary of Old Pulitzer.

     The Company was capitalized on March 18, 1999, with approximately $550.0 million in cash and all the other assets of Pulitzer Publishing Company ("Old Pulitzer") (other than broadcasting assets) as a result of the Spin-off (as defined below) and is now operating the principal newspaper publishing and related new-media businesses formerly operated by Old Pulitzer and certain other newspapers acquired since the Broadcast Transaction (as defined below). The Company was organized as a corporation in 1998 and, prior to the Spin-off, was a wholly-owned subsidiary of Old Pulitzer. Prior to the Broadcast Transaction, Old Pulitzer was engaged in newspaper publishing and television and radio broadcasting.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS -- CONTINUED

     Pursuant to an Amended and Restated Agreement and Plan of Merger, dated as of May 25, 1998 (the "Merger Agreement"), by and among Old Pulitzer, the Company and Hearst-Argyle Television, Inc. ("Hearst-Argyle") on March 18, 1999, Hearst-Argyle acquired, through the merger (the "Merger") of Old Pulitzer with and into Hearst-Argyle, Old Pulitzer's television and radio broadcasting operations (collectively, the "Broadcasting Business") in exchange for the issuance to Old Pulitzer's stockholders of 37,096,774 shares of Hearst-Argyle's Series A common stock. Old Pulitzer's Broadcasting Business consisted of nine network-affiliated television stations and five radio stations owned and operated by Pulitzer Broadcasting Company and its wholly owned subsidiaries. Prior to the Merger, Old Pulitzer's newspaper publishing and related new media businesses were contributed to the Company in a tax-free "spin-off" to Old Pulitzer stockholders (the "Spin-off"). The Merger and Spin-off are collectively referred to as the "Broadcast Transaction."

     Old Pulitzer's historical basis in its newspaper publishing and related new-media assets and liabilities has been carried over to the Company. The Broadcast Transaction represents a reverse-spin transaction and, accordingly, the Company's results of operations for periods prior to the consummation of the Broadcast Transaction are identical to the historical results previously reported by Old Pulitzer.

     The net liability balance of the Broadcasting Business as of March 18, 1999, including $700.0 million of Broadcast Debt, was contributed to "Additional Paid-in Capital" of the Company at the time of the Merger.

     The Company's operating revenues are significantly influenced by a number of factors, including overall advertising expenditures, the appeal of newspapers in comparison to other forms of advertising, the performance of the Company in comparison to its competitors in specific markets, the strength of the national economy, and general economic conditions and population growth in the markets served by the Company.

     The Company's business tends to be seasonal, with peak revenues and profits generally occurring in the fourth and, to a lesser extent, second quarters of each year as a result of increased advertising activity during the Christmas and spring holiday periods. The first quarter is historically the weakest quarter for revenues and profits.

ACQUISITION AND DISPOSITION OF PROPERTIES

     In 2002 the Company acquired businesses, principally those focused on distribution operations in St. Louis, totaling $9.1 million.

     In 2001 the Company recorded a pre-tax loss of $2.7 million related to the sale of its newspapers located in Troy, Ohio and Petaluma, California, and the sale of its St. Louis Internet Access Provider (ISP) business (the "Sale Transactions"). These amounts are included in 2001 net income as a separate line, "Loss from Discontinued Operations, Net of Tax."

     On January 31, 2001, the Company, through PNI and its wholly owned subsidiaries, (collectively, the "PNI Group"), acquired, in an asset purchase, The Lompoc Record, a daily newspaper located in Lompoc, California. In addition, during 2001, the PNI Group acquired several weekly newspapers (in separate transactions) that complement its daily newspapers in several markets. These acquisitions are collectively referred to as the "PNI Acquisitions." In 2001 the Company also acquired several distribution businesses in St. Louis.

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

under the terms of the St. Louis Agency Agreement, the Company and Herald generally shared the Post-Dispatch's operating profits and losses, as well as its capital expenditures, on a 50-50 basis. Under the terms of the Operating Agreement, Herald received on May 1, 2000, a cash distribution of $306.0 million from PD LLC. This distribution was financed by the $306.0 million Loan.

     On January 11, 2000, the Company acquired The Pantagraph, a daily and Sunday newspaper that serves the central Illinois cities of Bloomington and Normal.

     The PD LLC transaction, The Pantagraph acquisition and the Journals Acquisition are collectively referred to as the "Newspaper Transactions."

CRITICAL ACCOUNTING POLICIES

     The process of preparing financial statements requires management to make estimates and judgments that affect the carrying values of the Company's assets and liabilities as well as recognition of revenues and expenses. These estimates and judgments are based on the Company's historical experience, actuarial assumptions and its understanding of current facts and circumstances. Certain of the Company's accounting policies are considered critical, as these policies are important to the presentation of the Company's financial statements and require significant or complex judgment by management.

     Management has identified the allowance for doubtful accounts associated with trade accounts receivable, the liability for both unpaid and unreported medical and workers compensation claims, and the liability for pension and postretirement and postemployment benefit obligations as critical accounting policies as a result of the judgment involved in the use of estimates.

     The Company evaluates its allowance for doubtful trade accounts receivable based on customers' credit history, payment trends and other economic factors to the extent available. It is possible that reported results could be different based upon changes in economic conditions that could impact creditors' ability to pay.

     The Company evaluates its liability for unpaid and unreported medical and workers compensation claims based on historical payment trends and administration costs. The Company uses actuarial assumptions to calculate estimated future claim costs based on historical trends. Reported results could be different if historical trends differ from actual payment results.

     The Company evaluates its liability for pension and postretirement and postemployment benefit plans based upon estimates and actuarial assumptions of future plan service costs, future interest costs on projected benefit obligations, rates of compensation increases, employee turnover rates, anticipated mortality rates, expected investment returns on plan assets, asset allocation assumptions of plan assets, and other factors. If management used different estimates and assumptions regarding these plans, the funded status of the plans could vary significantly and the Company could recognize different amounts of expense from the amounts reported over future periods.

     The Company has identified its adoption of Statement of Financial Accounting Standards ("SFAS") No. 142, Goodwill and Other Intangible Assets, as a critical accounting policy having material impact on the Company's financial presentation. SFAS No. 142 requires that an intangible asset that is acquired shall be initially recognized and measured based on its fair value. The statement also provides that goodwill and other indefinite-lived intangible assets should not be amortized, but shall be tested for impairment annually, or more frequently if circumstances indicate potential impairment, through a comparison of fair value to their carrying amount. No impairment was recognized as a result of the impairment testing of goodwill and other indefinite-lived assets conducted by the Company upon adoption of SFAS No. 142 in January 2002 In addition, as a result of the adoption of SFAS No. 142, approximately $21.6 million of amortization expense present in 2001 was not recorded in 2002. An annual impairment test was subsequently performed and indicated that the fair value exceeded the carrying amount of goodwill. Subsequent impairments, if any, would be classified as an operating expense.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS -- CONTINUED

2002 COMPARED WITH 2001

SUMMARY

     Net income in 2002 was $34.7 million, or $1.62 per diluted share, compared to $10.7 million, or $0.50 per diluted share in 2001. Net income in 2001 included results from newspapers in Troy, Ohio and Petaluma, California, and the St. Louis Internet service provider ("ISP") business, all of which were sold by the Company in fiscal 2001. Excluding the results of businesses sold in 2001 and the related gain or loss from their sale, 2001 income from continuing operations was $12.3 million, or $0.58 per diluted share.

     Operating income in 2002 increased to $82.9 million from $43.4 million in 2001. The increase in operating income was due principally to the elimination of $21.6 million of amortization expense of certain intangible assets in 2002 related to the adoption of SFAS No. 142, savings of $14.2 million from lower newsprint costs, principally resulting from a 21.9 percent reduction in the average newsprint price per metric tonne of newsprint, and increased retail and national advertising revenue, particularly preprint revenue. The expense savings and advertising revenue increases were partially offset by increased labor costs, principally related to higher employee benefit costs and increased incentive compensation expense.

REVENUE

     Operating revenues from continuing operations for the year ended December 31, 2002 increased 0.6 percent, to $416.0 million from $413.5 million in 2001. On a comparable basis, excluding the results of properties acquired for both years for comparable non-ownership periods, operating revenues for 2002 increased 0.4 percent, to $415.0 million

     Advertising revenues, as reported, increased $3.6 million, or 1.1 percent, in 2002. The increase reflected retail and national revenue increases of 2.4 and
2.5 percent, respectively, coupled with strong growth in preprint revenue, which increased 17.6 percent over the prior year. These increases were partially offset by a 6.3 percent decline in classified revenue, principally due to continued weakness in help wanted advertising.

     In 2002 help wanted revenue decreased 21.5 percent versus 2001 results. The declines were most pronounced at the Company's combined St. Louis operations, where help wanted revenue decreased 23.9 percent. At the Company's PNI newspapers, 2002 help wanted revenue decreased 10.8 percent compared to 2001. The Company believes that the decline in help wanted revenue reflects a slowing economy, which saw overall U.S. civilian unemployment rates increase from 4.2 percent at the start of 2001 to 6.0 percent at the close of 2002. Revenue in each of the remaining classified categories grew in 2002, with revenue in the automotive, real estate, and other classified categories increasing 5.3 percent,
1.9 percent and 8.3 percent, respectively.

     Circulation revenues decreased $0.4 million or 0.6 percent, in 2002. Other publishing revenues decreased $0.7 million, or 6.8 percent, in 2002 due principally to decreased commercial printing revenue.

OPERATING EXPENSE

     Operating expenses reported for 2002 decreased 9.5 percent to $350.8 million from $387.6 million in 2001. Operating expenses were lower for two principal reasons: the absence of $21.6 million in amortization expense due to the elimination of amortization of certain intangible assets in 2002 in accord with SFAS No. 142 and lower newsprint pricing and volume, which resulted in newsprint expense savings of $14.2 million, or 25.2 percent, largely on the strength of a 21.9 percent reduction in the average price per metric tonne of newsprint.

     In addition, other operating expenses, which consist of distribution, employment termination inducements, legal and professional fees, news and editorial features and wire services, office and production supplies, promotion and marketing, provisions for uncollectible accounts receivable, repairs and maintenance, telecommunication and utility, and sundry expenses, decreased $6.4 million principally due to reductions in the

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS -- CONTINUED

provision for uncollectible accounts receivable, lower inducement costs, which declined by $2.0 million compared to the prior year, and decreased promotion spending.

     The expense savings were partially offset by increased labor costs, which increased $5.6 million or 3.2 percent, principally related to higher employee benefit costs and increased incentive compensation expense.

     Total full time equivalent employees ("FTEs") decreased by 68 or 1.7 percent. The largest decrease was at the Company's St. Louis operations where FTEs decreased by 45, or 2.3 percent.

     Equity in the earnings of the Tucson newspaper partnership for 2002 increased 1.4 percent to $17.7 million from $17.5 million the prior year. The increase primarily reflected expense savings related to lower newsprint costs, partially offset by weak demand in retail and classified advertising.

OPERATING INCOME

     For 2002 the Company reported operating income from continuing operations of $82.9 million compared to $43.4 million in 2001. The increase in operating income was due principally to the elimination of $21.6 million of amortization expense of certain intangible assets in 2002 related to the adoption of SFAS No. 142, savings of $14.2 million from lower newsprint costs, principally resulting from a 21.9 percent reduction in the average newsprint price per metric tonne of newsprint, and increased retail and national advertising revenue, particularly preprint revenue. The expense savings and advertising revenue increases were partially offset by increased labor costs, principally related to higher employee benefit costs, increased incentive compensation expense, and by declines in classified advertising revenue.

NON-OPERATING ITEMS

     Interest income for 2002 decreased to $4.2 million from $7.6 million in 2001. The decrease primarily reflected lower average interest rates on invested funds during the year.

     The Company reported interest expense of $20.6 million in 2002 compared to $24.6 million in 2001. The 2002 to 2001 decrease in interest expense reflects the benefit from fixed-to-variable interest rate swaps and the capitalization of interest costs associated with the newly constructed St. Louis production facility.

     The Company reported a loss on marketable securities and investments of $7.8 million in 2002 compared with a loss of $3.8 million in 2001. The losses in both years resulted from an adjustment to the carrying value of several non-operating investments, partially offset by realized gains on the sale of marketable securities.

     The Company reported no losses in its equity of joint venture investments in 2002 compared with $1.2 million in the prior year.

     The effective income tax rate from continuing operations for 2002 was 38.1 percent, approximately the same as in 2001.

INCOME FROM CONTINUING OPERATIONS

     For 2002 the Company reported net income from continuing operations of $34.7 million, or $1.62 per diluted share, compared to $12.3 million, or $0.58 per diluted share, in 2001. The increase in 2002 income from continuing operations primarily reflected decreased operating expenses resulting from the absence of $21.6 million of amortization expense of certain intangible assets in 2002, a $14.2 million reduction in newsprint costs due principally to a 21.9 percent reduction in the average price per metric tonne of newsprint, lower interest expense reflecting the benefit of interest rate swap transactions, and increased retail and national advertising revenue, particularly preprint revenue. The expense savings and revenue increases were partially offset by higher labor costs and continued weakness in help wanted classified revenue.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS -- CONTINUED

DISCONTINUED OPERATIONS

     In 2002 the Company reported no gain or loss from discontinued operations compared to a loss of $1.6 million, or $0.08 per diluted share, in 2001. Discontinued operations in 2001 include the operating results and gain or loss on the sale of newspapers located in Troy, Ohio, and Petaluma, California, and the results of operations and gain on the sale of the Company's St. Louis ISP business.

2001 COMPARED WITH 2000

     Income statement comparisons of 2001 results with 2000 are affected by an extra week of operations in 2000. The Company's 2001 fiscal year contained 52 weeks, versus 53 weeks in the 2000 fiscal year.

REVENUE

     Revenues from continuing operations for the year ended December 31, 2001 increased 4.1 percent to $413.5 million from $397.2 million in 2000. The increase reflected the year 2001 contributions from the Suburban Journals and the PNI Acquisitions. On a comparable basis, excluding the results of properties acquired for both years for comparable non-ownership periods and the extra week from 2000, revenues for 2001 decreased 3.4 percent. The decline reflected weak advertising demand at the Company's newspapers, principally in classified help wanted advertising in 2001.

     Advertising revenues, as reported, increased $13.0 million, or 4.2 percent, in 2001. The increase reflected the addition of revenue from the Suburban Journals and the PNI Acquisitions. On a comparable basis, as defined above, advertising revenues for 2001 declined 4.9 percent due to weakness in the retail and classified categories, which decreased by 5.5 percent and 10.1 percent, respectively. These declines were partially offset by gains in national revenue, up 12.5 percent, and strength in the preprint category, which increased by 3.8 percent.

     The decrease in comparable retail revenue can be attributable in large part to reduced spending by major accounts resulting from the overall economic slowdown in 2001 and the effects of September 11. These declines were partially mitigated by the Company's strategy of increasing its resources focused on local retail accounts.

     In 2001 comparable help wanted revenue represented the largest decline in the classified category, closing the year 23.8 percent under comparable prior-year results. The Company believes that the decline in comparable help wanted revenue reflects a slowing economy in 2001. The most significant comparable employment revenue declines occurred at the Post-Dispatch and at the combined newspaper operations in Tucson, where help wanted revenues decreased by
25.7 percent and 26.1 percent, respectively.

     Circulation revenues reported for 2001 increased $0.7 million, or 0.8 percent, in 2001. The higher circulation revenues primarily reflected the addition of circulation revenue from the PNI Acquisitions and increased revenue at the Post-Dispatch, mitigated by the impact of the 53rd week in 2000. On a comparable basis, as defined above, circulation revenue increased 2.7 percent.

     Other publishing revenues increased $2.6 million, or 34.2 percent, in 2001, resulting primarily from the addition of commercial printing revenue from the PNI Acquisitions and higher online revenues, mitigated by the impact of the 53rd week in 2000. On a comparable basis, other publishing revenue increased 35.3 percent.

OPERATING EXPENSE

     Operating expenses reported for 2001, excluding the St. Louis Agency adjustment from the prior year, increased 10.8 percent to $387.6 million in 2001 from $349.9 million in 2000. On a comparable basis, excluding: (i) the results of properties acquired for comparable non-ownership periods from both years,
(ii) the extra week from 2000, (iii) employment termination costs from both years, (iv) incremental goodwill

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS -- CONTINUED

amortization in 2001 related to the Company's increased interest in the results of the Post-Dispatch, expenses for 2001 increased $2.1 million or 0.6 percent.

     The higher expenses on a comparable basis primarily reflected increased employee benefit costs related to higher workers compensation claims and increased medical insurance expense, and increased bad debt expense related to the Kmart bankruptcy and the acquisition of circulation routes in St. Louis. These increases were partially offset by lower newsprint and payroll costs.

     Total full time equivalent employees ("FTEs") decreased by 149, or 3.6 percent. The largest decreases were at the Post-Dispatch and TNI Partners, where FTEs levels declined by 8.5 percent and 5.7 percent, respectively.

     Equity in the earnings of the Tucson newspaper partnership for 2001 decreased 22.2 percent to $17.5 million from $22.5 million in the prior year. The decrease primarily reflected weak demand in retail and classified advertising, particularly help wanted, and the impact of the extra week of operating income in the prior year.

OPERATING INCOME

     For 2001 the Company reported operating income of $43.4 million compared to $60.4 million in 2000. The decrease in operating income for 2001 primarily reflected the decline in comparable advertising revenues, higher employee benefit costs and incremental goodwill amortization related to the Company's increased interest in the results of operations of the Post-Dispatch.

NON-OPERATING ITEMS

     Interest income for 2001 decreased to $7.6 million from $19.0 million in 2000. The decrease primarily reflected the lower average balance of invested funds in 2001 due to the cash outflows of $41.0 million in connection with the PNI Acquisitions and the purchase of newspaper routes, and $686.0 million in 2000 (partially offset by $306.0 million of long-term debt proceeds), in connection with the Newspaper Transactions, the purchase of additional newspaper routes, and the repurchase of capital stock. In addition, lower average interest rates also contributed to the decline in 2001 interest income.

     The Company reported interest expense of $24.6 million in 2001 compared to $16.5 million in 2000. Interest expense for 2001 reflected a full twelve-month period for which the $306.0 million PD LLC borrowing was outstanding compared with eight months in 2000. See Note 8 to the consolidated financial statements included in Item 8 of this annual report on Form 10-K.

     The Company reported a loss on marketable securities and investments of $3.8 million in 2001 compared with a loss of $2.2 million in 2000. The losses in both years resulted from an adjustment to the carrying value of several non-operating investments, partially offset by realized gains on the sale of marketable securities, as well as limited partnership gains.

     The Company reported its equity in the losses of a joint venture investment of $1.2 million in 2001 compared with $1.7 million in the prior year.

     The effective income tax rate from continuing operations for 2001 was 37.9 percent compared with a rate of 39.8 percent in 2000. The lower effective tax rate in 2001 primarily resulted from lower state income taxes.

INCOME FROM CONTINUING OPERATIONS

     For 2001 the Company reported net income from continuing operations of $12.3 million, or $0.58 per diluted share, compared to $34.6 million, or $1.59 per diluted share, in 2000. The decline in 2001 net income from continuing operations primarily reflected weak advertising demand, lower interest income and higher interest expense in 2001. In addition, results were affected by the impact of intangible amortization from the

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS -- CONTINUED

Venture (as defined below) and the Journals Acquisition that closed in the second and third quarters, respectively, of the prior year.

DISCONTINUED OPERATIONS

     The Company reported a loss from discontinued operations of $1.6 million, or $0.08 per diluted share, in 2001 compared with income of $0.3 million, or $0.01 per diluted share, in the prior year. Discontinued operations in both years include the operating results of properties sold during 2001 (newspapers located in Troy, Ohio, and Petaluma, California and the St. Louis ISP business). In addition, the 2001 amount also includes the net after-tax loss of $1.2 million from the sale of these properties. The loss in the 2001 amount primarily reflected the loss from the sale of these properties and the impact of only a partial year of operating results (through the dates of sale) in 2001.

LIQUIDITY AND CAPITAL RESOURCES

     As of December 31, 2002, the Company had a balance of unrestricted cash and marketable securities of $194.4 million compared with an unrestricted cash balance of $193.7 million as of December 31, 2001.

     At both December 31, 2002, and December 31, 2001, the Company had $306.0 million of outstanding debt pursuant to a loan agreement between PD LLC and a group of institutional lenders led by Prudential Capital Group (the "Loan"). The aggregate principal amount of the Loan is payable on April 28, 2009, and bears interest at an annual rate of 8.05 percent.

     In December 2001 the Company entered into an interest rate swap contract to convert $50.0 million of the Company's fixed rate cost to a variable rate. In May 2002 the Company entered into a second interest rate swap contract to convert an additional $100.0 million of the Company's fixed rate cost to a variable rate. As executed, these interest rate swaps had notional amounts of $50.0 million and $100.0 million with maturities on April 28, 2009 and floating interest rates that re-priced semiannually. In October 2002 the Company terminated interest rate swap contracts totaling $75.0 million in exchange for a cash payment of $5.0 million. The remaining $75.0 million interest rate swap is designated as a fair-value hedge. The Company continues to employ the shortcut method on the remaining interest rate swap. The Company will initially recognize the $5.0 million cash receipt as an increase in other deferred liabilities with subsequent, ratable amortization as a reduction of interest expense over the remaining life of the original interest rate swap. As of December 31, 2002, approximately 24.5 percent of the Company's long-term interest cost was subject to variable interest rates compared to approximately 16.3 percent at the end of 2001.

     The agreements with respect to the Loan (the "Loan Agreements") contain certain covenants and conditions including the maintenance of cash flow and various other financial ratios, minimum net worth requirements and limitations on the incurrence of other debt. In addition, the Loan Agreements and the PD LLC Operating Agreement (the "Operating Agreement") require that PD LLC maintain a minimum reserve balance consisting of cash and investments in U.S. government securities, totaling approximately $39.8 million as of December 31, 2002. The Loan Agreements and the Operating Agreement provide for a $3.75 million quarterly increase in the minimum reserve balance through May 1, 2010, when the amount will total $150.0 million.

     The Company spent approximately $25.1 million on land, buildings and equipment in 2002. As of December 31, 2002, the Company had remaining capital commitments for buildings and equipment replacements of approximately $4.5 million. In addition, as of December 31, 2002, the Company had a capital contribution commitment of up to $9.1 million related to a limited partnership investment.

     In order to build a stronger, more direct relationship with the readers of the Post-Dispatch and increase circulation, PD LLC has purchased a number of distribution businesses from independent carriers and dealers over the past four years, and it may continue to purchase additional distribution businesses from time to time

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS -- CONTINUED

in the future. As of December 31, 2002, PD LLC owned circulation routes covering approximately 68.0 percent of the Post-Dispatch's home delivery distribution in the newspaper's designated market.

     The Company's Board of Directors previously authorized the repurchase of up to $100.0 million of the Company's outstanding capital stock. The Company's repurchase program provides for the purchase of both common and Class B common shares in either the open market or in privately negotiated transactions. As of December 31, 2002, the Company had repurchased under this authority 1,000,000 shares of Class B common stock and 532,126 shares of common stock for a combined purchase price of $62.1 million, leaving $37.9 million in remaining share repurchase authority.

     The Company generally expects to generate sufficient cash from operations to cover capital expenditures, working capital requirements, stock repurchases, and dividend payments. Operating cash flows are dependent upon, among other things, the continued acceptance of newspaper advertising at current or increased levels and the availability and pricing of raw materials, principally newsprint.

CASH FLOWS -- 2002 COMPARED TO 2001

CONTINUING OPERATIONS

     Cash from operations is the Company's primary source of liquidity. Cash provided from operating activities for 2002 was $98.2 million compared to $66.0 million in 2001. The increase was due to higher income from continuing operations and accelerated tax deductions that lowered taxable income (and deferred the payment of certain tax liabilities). The accelerated tax deductions related primarily to acquisition amortization, contributions to health and welfare trusts, and the payment of employee deferred compensation balances in the current year. These sources of cash were partially offset by current pension plan and health and welfare trust contributions and increased newsprint inventory balances.

     Cash required for investing activities during 2002 was $200.4 million compared to $51.2 million generated in 2001. The increased use of cash was due to the Company's expenditure of $111.9 million, net, for the purchase of marketable securities in 2002. In 2001 the Company generated $126.1 million, net, from the sale of marketable securities. In addition, the Company made discretionary contributions of $28.1 million to fund long-term retirement obligations. Capital expenditures increased by $11.3 million in 2002 to $25.1 million due principally to increased expenditures related to the Company's expansion of its St. Louis production facility. In addition, the Company paid $9.7 million of acquisition payable costs related to the 1996 purchase of Scripps League Newspapers, which is now part of PNI. These reductions in cash flows from investing activities were partially offset by a $32.0 million decrease in cash used for acquisitions and reduced investments in limited partnerships in 2002 versus 2001.

     Cash required for financing activities during 2002 was $10.0 million compared to $12.0 million used in 2001. The reduction in cash used was principally due to increased proceeds from the exercise of employee stock options and increased contributions to the Company's employee stock purchase plans, partially offset by increased dividend payments.

DISCONTINUED OPERATIONS

     The Company reported no discontinued operations in 2002. In 2001 cash from operating activities of discontinued operations was $1.5 million, reflecting the net results of the operations of the Company's newspapers in Troy, Ohio and Petaluma, California, and the Company's ISP operations.

     Cash from investing activities of discontinued operations was $19.5 million for 2001, reflecting proceeds from the sale of the of the Company's newspapers in Troy, Ohio, and Petaluma, California, and the Company's ISP operations, less the cash used for capital expenditures for these properties.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS -- CONTINUED

CASH FLOWS -- 2001 COMPARED TO 2000

CONTINUING OPERATIONS

     Cash provided from operating activities for 2001 was $66.0 million compared to $98.4 million in 2000. The decrease was due principally to lower income from continuing operations resulting from reduced operating revenue associated with the slow-down in economic activity during 2001, and the timing and receipt of income tax refunds that increased income tax receivable.

     Cash generated from investing activities during 2001 was $51.2 million compared to $392.1 million used in 2000. The increase in cash from investing activities resulted from a $644.6 million reduction in cash used for acquisitions in 2001 compared to 2000 and reduced investments in limited partnerships. These increases resulting from decreased acquisition activity were partially offset by decreased receipts from the sale of marketable securities (the Company generated $126.1 million, net, from the sale of marketable securities in 2001 compared to $321.3 million, net, from the sale of marketable securities in 2000). In addition, 2001 capital expenditures increased by $5.2 million to $13.9 million compared to $8.6 million in 2000.

     Cash required for financing activities during 2001 was $12.0 million compared to $253.1 million generated in 2000. The reduction in cash from financing activities was due to the Company not issuing any long-term debt in 2001. In 2000 the Company generated $306.0 million from the issuance of long-term debt in connection with the Venture (see Note 8). The 2000 issuance of long-term debt was partially offset by the purchase of $40.1 million in outstanding Class B common stock. Purchases of treasury stock totaled approximately $0.1 million in 2001 compared to $40.2 million in 2000.

DISCONTINUED OPERATIONS

     Cash from operating activities of discontinued operations totaled $1.5 million in 2001 compared to $2.0 million in 2000, reflecting the net results of the operations of the Company's newspapers in Troy, Ohio, and Petaluma, California, and the Company's ISP operations.

     Cash from investing activities of discontinued operations was $19.5 million for 2001, reflecting proceeds from the sale of the Company's newspapers in Troy, Ohio and Petaluma, California, and the Company's ISP operations, less the cash used for capital expenditures for these properties. Cash used in investing activities of discontinued operations was $0.1 million for 2000, reflecting cash used for capital expenditures for these properties.

MERGER AGREEMENT INDEMNIFICATION

     Pursuant to the Merger Agreement, the Company is obligated to indemnify Hearst-Argyle against losses related to: (i) on an after-tax basis, certain tax liabilities, including (A) any transfer tax liability attributable to the Spin-off, (B) with certain exceptions, any tax liability of Old Pulitzer or any subsidiary of Old Pulitzer attributable to any tax period (or portion thereof) ending on or before the closing date of the Merger, including tax liabilities resulting from the Spin-off, and (C) any tax liability of the Company or any subsidiary of the Company; (ii) liabilities and obligations under any employee benefit plans not assumed by Hearst-Argyle, and (iii) certain other matters as set forth in the Merger Agreement.

     In October 2001 the IRS formally proposed that Old Pulitzer's taxable income for the tax year ended March 18, 1999, be increased by approximately $80.4 million based on the assertion that Old Pulitzer was required to recognize a taxable gain in that amount as a result of the Spin-off.

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

determination. It thus has not accrued any liability in connection with this matter. If the IRS were completely successful in its proposed adjustment, the Company's indemnification obligation would be approximately $29.3 million, plus applicable interest. Any tax indemnification payment would be recorded as an adjustment to additional paid-in capital.

POTENTIAL INCOME TAX REFUND

     On August 30, 2002, the Company, on behalf of Old Pulitzer, filed with the IRS amended federal corporate income tax returns for the years ended December 1997 and 1998 and March 1999 in which refunds of tax in the aggregate amount of approximately $8.1 million, plus interest, were claimed. These refund claims were based on the Company's contention that Old Pulitzer was entitled to deduct certain fees and expenses which it had not previously deducted and which Old Pulitzer had incurred in connection with its investigation of several strategic alternatives and potential transactions prior to its decision to proceed with the Broadcast Transaction in March 1999. Under the Merger Agreement, the Company is entitled to any amounts recovered from the IRS as a result of these refund claims, although there can be no assurance that the IRS will approve all or any portion of these refund claims. Pending IRS review, no receivable has been recognized in connection with these refund claims and any funds received for income tax refunds would be recorded as an adjustment to additional paid-in-capital.

PROVISION FOR INCOME TAXES

     The Company has incurred capital losses that exceed capital gains available during prescribed carry-back periods by approximately $6.6 million. The Company expects to generate capital gains of at least this amount during prescribed carry-forward periods. Accordingly, the Company has recognized the tax benefit of approximately $2.4 million associated with these capital losses.

PD LLC OPERATING AGREEMENT

     On May 1, 2000, the Company and The Herald Company, Inc. ("Herald") completed the transfer of their respective interests in the assets and operations of the Post-Dispatch and certain related businesses to a new joint venture (the "Venture"), known as PD LLC. The Company controls and manages PD LLC. Under the terms of the operating agreement governing PD LLC (the "Operating Agreement"), the Company holds a 95 percent interest in the results of operations of PD LLC and Herald holds a 5 percent interest. Herald's 5 percent interest is reported as "Minority Interest in Net Earnings of Subsidiary" in the consolidated statements of income for 2002, 2001 and 2000. Under the terms of the Operating Agreement, Herald received on May 1, 2000, a cash distribution of $306.0 million from PD LLC. This distribution was financed by the $306.0 million Loan. The Company's entry into the Venture was treated as a purchase for accounting purposes.

     During the first 10 years of its term, PD LLC is restricted from making distributions (except under specified circumstances), capital expenditures and member loan repayments unless it has set aside out of its cash flow a reserve equal to the product of $15.0 million and the number of years since May 1, 2000, but not in excess of $150.0 million (the "Reserve"). PD LLC is not required to maintain the Reserve after May 1, 2010. On May 1, 2010, Herald will have a one-time right to require PD LLC to redeem Herald's interest in PD LLC, together with Herald's interest, if any, in DS LLC. The redemption price for Herald's interest will be determined pursuant to a formula yielding an amount which will result in the present value to May 1, 2000 of the after-tax cash flows to Herald (based on certain assumptions) from PD LLC, including the initial distribution and the special distribution described below, if any, and from DS LLC, being equal to $275.0 million. Should Herald exercise its option, payment of this redemption price is expected to be made out of available cash resources (including the Reserve) or new debt offerings. In the event that PD LLC has an increase in the tax basis of its assets as a result of Herald's recognizing taxable income from certain transactions effected under the agreement governing the contributions of the Company and Herald to

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS -- CONTINUED

PD LLC and the Operating Agreement or from the transactions effected in connection with the organization of DS LLC, Herald generally will be entitled to receive a special distribution from PD LLC in an amount that corresponds approximately to the present value after-tax benefit to the members of PD LLC of the tax basis increase. Upon the termination of PD LLC and DS LLC, which will be on May 1, 2015 (unless Herald exercises the redemption right described above), Herald will be entitled to the liquidation value of its interest in PD LLC and DS LLC. The Company may purchase Herald's interest at that time for an amount equal to what Herald would be entitled to receive on liquidation of PD LLC and DS LLC. That amount will be equal to the amount of Herald's capital accounts, after allocating the gain or loss that would result from a cash sale of PD LLC's and DS LLC's assets for their fair market value at that time. Herald's share of such gain or loss generally will be 5 percent, but will be reduced (but not below 1 percent) to the extent that the present value to May 1, 2000 of the after-tax cash flows to Herald from PD LLC and from DS LLC, including the initial distribution, the special distribution described above, if any, and the liquidation amount (based on certain assumptions), exceeds $325.0 million.

NEW ACCOUNTING PRONOUNCEMENTS

     In July 2001 the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 141, Business Combinations ("SFAS No. 141") and SFAS No. 142, Goodwill and Other Intangible Assets. SFAS No. 141 requires that all business combinations be accounted for under the purchase method. The statement further requires separate recognition of intangible assets that meet certain criteria. The statement applies to all business combinations initiated after June 30, 2001. The adoption of SFAS No. 141 did not have a material impact on the results of operations, financial position or liquidity of the Company.

     In 2002 the Company adopted SFAS No. 142, which requires that an intangible asset that is acquired shall be initially recognized and measured based on its fair value. The statement also provides that goodwill and other indefinite-lived intangible assets should not be amortized, but shall be tested for impairment annually, or more frequently if circumstances indicate potential impairment, through a comparison of fair value to their carrying amount.

     SFAS No. 142, among other things, eliminates the amortization of goodwill and certain identified intangible assets. The Company tests intangible assets, including goodwill, that are not subject to amortization for impairment annually, or more frequently if events or changes in circumstances indicate that the asset might be impaired, using a two step impairment assessment. The first step of the impairment test identifies potential impairment and compares the fair value with its carrying amount, including goodwill. The Company evaluates impairment at each of its St. Louis, PNI, and Tucson reporting units. If the fair value exceeds the carrying amount, goodwill is not considered impaired, and the second step of the impairment test is not necessary. If the carrying amount exceeds its fair value, the second step of the impairment test shall be performed to measure the amount of impairment loss, if any. In accordance with the provisions of SFAS No. 142, the Company conducted the first step of impairment tests as of the beginning of its 2002 fiscal year. The Company assessed the fair value by considering each reporting unit's expected future cash flows, recent purchase prices paid for entities within its industry, and the Company's market capitalization. The Company's discounted cash flow evaluation utilizes a discount rate that corresponds to the Company's weighted average cost of capital. Given consideration of these factors, the Company concluded that the fair value of each reporting unit exceeded the carrying amounts of its net assets and, accordingly, no impairment loss was recognized. An annual impairment test was subsequently performed and indicated the fair value exceeded the carrying amount of goodwill. Subsequent impairments, if any, would be classified as an operating expense.

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

sheet and will be amortized in the income statement. Such intangible assets will be subject to a periodic impairment test based on estimated fair value. In January 2002 in accord with the provisions of SFAS No. 142, the Company reclassified the net carrying value of certain intangible assets in the amount of $41 million to goodwill. Refer to Note 5 for more information on the Company's goodwill and other acquired intangible assets.

     In 2001 the Company early adopted SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. In accordance with the provisions of SFAS No. 144, the operations and related gains and losses on properties sold in 2001 have been presented as discontinued operations in the accompanying consolidated statements of income.

     On April 30, 2002, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 145, Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections ("SFAS 145"), to update, clarify and simplify certain existing pronouncements. The adoption of SFAS 145 is not expected to have a material impact on the Company's consolidated financial position or results of operations.

     In June 2002 the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 146, Accounting for Costs Associated with Exit or Disposal Activities ("SFAS 146") which requires that a liability for a cost associated with exit or disposal activities be recognized and measured initially at fair value in the period in which the liability is incurred. SFAS 146 is effective for exit or disposal activities initiated after December 31, 2002, with early application encouraged. The adoption of SFAS 146 is not expected to have a material impact on the Company's consolidated financial position or results of operations.

     In November 2002, FASB issued Financial Interpretation ("FIN") No. 45, Guarantors Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others. FIN No. 45 requires a guarantor to recognize, at the inception of the guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. It also provides additional guidance on the disclosure of the guarantees. The recognition and measurement provisions are effective for guarantees made or modified after December 31, 2002. The disclosure provisions are effective for fiscal periods ending after December 15, 2002 and have been implemented herein. The Company will adopt the measurement provisions of FIN 45 as required in 2003 and does not expect a material impact on its consolidated financial position.

     In January 2003, FASB issued FIN No. 46, Consolidation of Variable Interest Entities. FIN No. 46 provides guidance surrounding consolidation based on controlling financial interest and provides new quantitative guidelines to various variable interest entities as defined in the statement. The interpretation applies immediately to variable interest entities created after January 31, 2003, and in the first fiscal year or interim period beginning after June 15, 2003 to variable interest entities acquired before February 1, 2003. Although the Company has not finalized its analysis of FIN No. 46, the Company does not believe it will be required to consolidate or disclose any information related to variable interest entities.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The primary raw material used in the Company's operations is newsprint, representing 11.9 percent to 16.0 percent of operating expenses over the last five years. For 2002, the Company consumed approximately 102,000 metric tonnes of newsprint, including its 50 percent share related to the operations of TNI Partners. Based on the Company's current level of newspaper operations, expected annual newsprint consumption for 2003 is estimated to be in the range of 104,000 metric tonnes. Historically, newsprint has been subject to significant price fluctuations from year to year, unrelated in many cases to general economic conditions. In the last five years, the Company's average annual cost per metric tonne of newsprint has varied from its peak price by approximately 28.0 percent. For every one-dollar change in the Company's average annual cost per metric tonne of newsprint, pre-tax income would change by approximately $104,000, assuming annual newsprint consumption of 104,000 metric tonnes. The Company attempts to obtain the best price available by combining newsprint purchases for its different newspaper locations with those of other newspaper companies. The Company considers its relationship with newsprint producers to be good. The Company has not entered into derivative contracts for newsprint.

     At December 31, 2002, the Company had $306.0 million of outstanding debt pursuant to the Loan. The Loan bears interest at a fixed annual rate of 8.05 percent. Consequently, if held to maturity, the Loan will not expose the Company to market risks associated with general fluctuations in interest rates.

     At December 31, 2002, the Company was a party to an interest rate swap contract to convert a portion of the Company's fixed rate debt to a variable rate. The interest rate swap has a $75.0 million notional amount and matures on April 28, 2009. Under the terms of the agreement, the Company pays interest at a variable rate based upon LIBOR plus 2.5975 percent and receives interest at a fixed rate of 8.05 percent. The floating interest rate re-prices semiannually. The impact of the swap results in approximately 24.5 percent of the Company's long-term debt being subject to variable interest rates.

     As of December 31, 2002, the fair value of the interest rate swap represented an unrealized gain of $7.0 million, which is offset by an unrealized loss of $7.0 million on the related portion of the Company's long-term debt.

     Changes in market interest rates may cause the Company to incur higher net interest expense. For example, for every 1.0 percent increase in variable interest rates beyond 8.05 percent, the Company would incur approximately $0.8 million in additional annual interest expense.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The following consolidated financial statements of Pulitzer Inc. and Subsidiaries are filed as part of this Annual Report on Form 10-K. Supplementary unaudited data with respect to the quarterly results of operations of the Company are set forth in the Notes to Consolidated Financial Statements.

PULITZER INC. AND SUBSIDIARIES

     Independent Auditors' Report

     Consolidated Statements of Income for each of the Three Years in the Period
        Ended December 31, 2002

     Consolidated Statements of Financial Position at December 31, 2002, and
        December 31, 2001

     Consolidated Statements of Stockholders' Equity for each of the Three Years in the Period Ended December 31, 2002

     Consolidated Statements of Cash Flows for each of the Three Years in the Period Ended December 31, 2002

     Notes to Consolidated Financial Statements for each of the Three Years in the Period Ended December 31, 2002

                          INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Stockholders of Pulitzer Inc.:

     We have audited the accompanying consolidated statements of financial position of Pulitzer Inc. and subsidiaries (the "Company") as of December 31, 2002 and 2001, and the related consolidated statements of income, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2002. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2002 and 2001, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2002, in conformity with accounting principles generally accepted in the United States of America.

     As discussed in Note 2 to the consolidated financial statements, in 2002 the Company changed its method of accounting for goodwill and other intangible assets to conform to Statement of Financial Accounting Standards No. 142.

/s/ DELOITTE & TOUCHE LLP

Saint Louis, Missouri
February 12, 2003

                         PULITZER INC. AND SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF INCOME

                                                                     YEARS ENDED DECEMBER 31,
                                                             -----------------------------------------
                                                                2002           2001           2000
                                                             -----------    -----------    -----------
                                                             (IN THOUSANDS, EXCEPT EARNINGS PER SHARE)
OPERATING REVENUES -- NET:
  Advertising:
     Retail..............................................     $120,994       $118,189       $110,289
     National............................................       26,706         26,049         23,216
     Classified..........................................      121,809        130,048        133,043
                                                              --------       --------       --------
          Total..........................................      269,509        274,286        266,548
     Preprints...........................................       56,060         47,679         42,388
                                                              --------       --------       --------
          Total advertising..............................      325,569        321,965        308,936
  Circulation............................................       80,751         81,200         80,517
  Other..................................................        9,640         10,341          7,706
                                                              --------       --------       --------
          Total operating revenues.......................      415,960        413,506        397,159
                                                              --------       --------       --------
OPERATING EXPENSES:
  Payroll and other personnel expense....................      181,361        175,743        157,224
  Newsprint expense......................................       42,152         56,372         55,539
  St. Louis Agency adjustment............................                                      9,363
  Depreciation...........................................       14,286         14,330         12,916
  Amortization...........................................        4,433         26,178         19,069
  Other expenses.........................................      108,587        114,996        105,145
                                                              --------       --------       --------
          Total operating expenses.......................      350,819        387,619        359,256
                                                              --------       --------       --------
  Equity in earnings of Tucson newspaper partnership
     (Note 3)............................................       17,744         17,504         22,487
                                                              --------       --------       --------
  Operating income.......................................       82,885         43,391         60,390
  Interest income........................................        4,235          7,573         19,017
  Interest expense.......................................      (20,593)       (24,609)       (16,537)
  Net loss on marketable securities and investments......       (7,772)        (3,849)        (2,197)
  Equity in losses of joint venture investment...........                      (1,156)        (1,728)
  Net other expense......................................          (87)          (204)          (109)
                                                              --------       --------       --------
INCOME FROM CONTINUING OPERATIONS
  BEFORE PROVISION FOR INCOME TAXES......................       58,668         21,146         58,836
PROVISION FOR INCOME TAXES (Note 11).....................       22,371          8,021         23,389
MINORITY INTEREST IN NET EARNINGS OF
  SUBSIDIARY (Note 3)....................................        1,598            839            849
                                                              --------       --------       --------
INCOME FROM CONTINUING OPERATIONS........................       34,699         12,286         34,598
INCOME (LOSS) FROM DISCONTINUED
  OPERATIONS, NET OF TAX (Note 4)........................                      (1,624)           304
                                                              --------       --------       --------
NET INCOME...............................................     $ 34,699       $ 10,662       $ 34,902
                                                              ========       ========       ========
BASIC EARNINGS PER SHARE OF STOCK (Note 14):
  Income from continuing operations......................     $   1.63       $   0.58       $   1.59
  Income (loss) from discontinued operations.............         0.00          (0.08)          0.01
                                                              --------       --------       --------
  Earnings per share.....................................     $   1.63       $   0.50       $   1.60
                                                              ========       ========       ========
  Weighted average number of shares outstanding..........       21,279         21,192         21,757
                                                              ========       ========       ========
DILUTED EARNINGS PER SHARE OF STOCK (Note 14):
  Income from continuing operations......................     $   1.62       $   0.58       $   1.59
  Income (loss) from discontinued operations.............         0.00          (0.08)          0.01
                                                              --------       --------       --------
  Earnings per share.....................................     $   1.62       $   0.50       $   1.60
                                                              ========       ========       ========
  Weighted average number of shares outstanding..........       21,447         21,364         21,786
                                                              ========       ========       ========

          See accompanying notes to consolidated financial statements.

                         PULITZER INC. AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF FINANCIAL POSITION

                                                                   DECEMBER 31,
                                                              -----------------------
                                                                 2002         2001
                                                              ----------   ----------
                                                                  (IN THOUSANDS)
ASSETS
CURRENT ASSETS:
  Cash and cash equivalents.................................  $   81,517   $  193,739
  Marketable securities (Note 7)............................     112,877
  Trade accounts receivable (less allowance for doubtful
     accounts of $4,004 and $6,024).........................      53,771       52,033
  Inventory.................................................       6,165        5,124
  Income taxes receivable...................................                    6,339
  Prepaid expenses and other................................      11,020       15,301
                                                              ----------   ----------
     Total current assets...................................     265,350      272,536
                                                              ----------   ----------
PROPERTIES:
  Land......................................................       9,275        7,741
  Buildings.................................................      66,932       54,451
  Machinery and equipment...................................     152,727      145,461
  Construction in progress..................................       6,142        5,620
                                                              ----------   ----------
     Total..................................................     235,076      213,273
  Less accumulated depreciation.............................     117,074      105,973
                                                              ----------   ----------
     Properties -- net......................................     118,002      107,300
                                                              ----------   ----------
INTANGIBLE AND OTHER ASSETS:
  Intangible assets -- net of amortization (Note 5).........     835,929      830,839
  Restricted cash and investments (Note 7 and 8)............      39,810       24,810
  Other.....................................................      28,155       53,278
                                                              ----------   ----------
     Total intangible and other assets......................     903,894      908,927
                                                              ----------   ----------
       TOTAL................................................  $1,287,246   $1,288,763
                                                              ==========   ==========

                                                                     (Continued)

                         PULITZER INC. AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF FINANCIAL POSITION

                                                                   DECEMBER 31,
                                                              -----------------------
                                                                 2002         2001
                                                              ----------   ----------
                                                                  (IN THOUSANDS)
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
  Trade accounts payable....................................  $    9,419   $   10,761
  Salaries, wages and commissions...........................      15,708       13,825
  Interest payable..........................................       3,893        4,399
  Pension obligations (Note 9)..............................       1,959        4,678
  Acquisition payable.......................................                    9,707
  Other.....................................................       8,823        8,164
                                                              ----------   ----------
     Total current liabilities..............................      39,802       51,534
                                                              ----------   ----------
LONG-TERM DEBT..............................................     306,000      306,000
                                                              ----------   ----------
PENSION OBLIGATIONS (Note 9)................................      36,085       28,132
                                                              ----------   ----------
POSTRETIREMENT AND POSTEMPLOYMENT
  BENEFIT OBLIGATIONS (Note 10).............................      67,992       89,656
                                                              ----------   ----------
OTHER LONG-TERM LIABILITIES.................................      22,149       16,224
                                                              ----------   ----------
COMMITMENTS AND CONTINGENCIES (Note 15)
STOCKHOLDERS' EQUITY (Note 12):
  Preferred stock, $.01 par value; authorized -- 100,000,000 shares in 2002 and 2001; issued and
     outstanding -- none....................................
  Common stock, $.01 par value; authorized -- 100,000,000
     shares in 2002 and 2001; issued -- 9,498,045 in 2002
     and 9,679,738 in 2001..................................          95           97
  Class B common stock, convertible, $.01 par value;
     authorized --
     100,000,000 shares in 2002 and 2001;
     issued -- 11,835,242 in 2002 and 13,059,077 in 2001....         118          131
  Additional paid-in capital................................     374,937      430,647
  Retained earnings.........................................     450,653      430,840
  Accumulated other comprehensive loss......................     (10,363)      (2,482)
                                                              ----------   ----------
     Total..................................................     815,440      859,233
  Unamortized restricted stock grant........................        (208)         (20)
  Treasury stock -- at cost; 330 and 529,004 shares of
     common stock in 2002 and 2001, respectively, and 0 and
     1,000,000 shares of Class B common stock in 2002 and
     2001...................................................         (14)     (61,996)
                                                              ----------   ----------
     Total stockholders' equity.............................     815,218      797,217
                                                              ----------   ----------
       TOTAL................................................  $1,287,246   $1,288,763
                                                              ==========   ==========

                                                                     (Concluded)

          See accompanying notes to consolidated financial statements.

                         PULITZER INC. AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                                                                 ACCUMULATED                              TOTAL
                                              CLASS B   ADDITIONAL                  OTHER                  UNAMORTIZED    STOCK-
                                     COMMON   COMMON     PAID-IN     RETAINED   COMPREHENSIVE   TREASURY   RESTRICTED    HOLDERS'
                                     STOCK     STOCK     CAPITAL     EARNINGS   INCOME (LOSS)    STOCK     STOCK GRANT    EQUITY
                                     ------   -------   ----------   --------   -------------   --------   -----------   --------
                                                                            (IN THOUSANDS)
BALANCES AT JANUARY 1, 2000........   $85      $141      $425,451    $413,676     $ (4,196)     $(21,706)     $(251)     $813,200
Comprehensive income:
 Net income........................                                    34,902                                              34,902
 Other comprehensive income (loss),
   net of tax:
   Minimum pension liability
     adjustment....................                                                   (118)                                  (118)
   Unrealized gain on marketable
     securities....................                                                  3,946                                  3,946
                                                                                                                         --------
 Comprehensive income..............                                                                                        38,730
                                                                                                                         --------
 Issuance of common stock grants...                           451                                                             451
 Common stock options exercised....                           300                                                             300
 Conversion of Class B common stock
   to common stock.................     8        (8)
 Common stock issued under Employee
   Stock Purchase Plan.............     1                     997                                                             998
 Tax benefit from stock options
   exercised.......................                            15                                                              15
 Cash dividends declared $0.64 per
   share of common and Class B
   common..........................                                   (13,998)                                            (13,998)
 Amortization of Restricted
   Stock...........................                                                                             151           151
 Purchase of treasury stock........                                                              (40,246)                 (40,246)
                                      ---      ----      --------    --------     --------      --------      -----      --------
BALANCES AT DECEMBER 31, 2000......    94       133       427,214     434,580         (368)      (61,952)      (100)      799,601
Comprehensive income:
 Net income........................                                    10,662                                              10,662
 Other comprehensive income (loss),
   net of tax:
   Minimum pension liability
     adjustment....................                                                 (2,343)                                (2,343)
   Unrealized gain on marketable
     securities....................                                                    229                                    229
                                                                                                                         --------
 Comprehensive income..............                                                                                         8,548
                                                                                                                         --------
 Issuance of common stock grants...                           767                                                             767
 Common stock options exercised....     1                   1,787                                                           1,788
 Conversion of Class B common stock
   to common stock.................     2        (2)
 Common stock issued under Employee
   Stock Purchase Plan.............                           658                                                             658
 Tax benefit from stock options
   exercised.......................                           221                                                             221
 Cash dividends declared $0.68 per
   Share of common and Class B
   common..........................                                   (14,402)                                            (14,402)
 Amortization of Restricted
   Stock...........................                                                                              80            80
 Purchase of treasury stock........                                                                  (44)                     (44)
                                      ---      ----      --------    --------     --------      --------      -----      --------
BALANCES AT DECEMBER 31, 2001......    97       131       430,647     430,840       (2,482)      (61,996)       (20)      797,217
Comprehensive income:
 Net income........................                                    34,699                                              34,699
 Other comprehensive income (loss),
   net of tax:
   Minimum pension liability
     adjustment....................                                                 (8,206)                                (8,206)
   Unrealized gain on marketable
     securities....................                                                    325                                    325
                                                                                                                         --------
 Comprehensive income..............                                                                                        26,818
                                                                                                                         --------
Issuance of common stock grants....                           841                                                             841
 Common stock options exercised....     1                   4,090                                                           4,091
 Conversion of Class B common stock
   to common stock.................     2        (2)
 Common stock issued under Employee
   Stock Purchase Plan.............                           904                                                             904
 Tax benefit from stock options
   exercised.......................                           328                                                             328
 Cash dividends declared $0.70 per
   Share of common and Class B
   common..........................                                   (14,886)                                            (14,886)
 Restricted Stock Grant............                           250                                              (250)
 Amortization of Restricted
   Stock...........................                                                                              62            62
 Retirement of Treasury Stock......    (5)      (11)      (62,123)                                62,139
 Purchase of treasury stock........                                                                 (157)                    (157)
                                      ---      ----      --------    --------     --------      --------      -----      --------
BALANCES AT DECEMBER 31, 2002......   $95      $118      $374,937    $450,653     $(10,363)     $    (14)     $(208)     $815,218
                                      ===      ====      ========    ========     ========      ========      =====      ========

                                                                     (Continued)
          See accompanying notes to consolidated financial statements.

                         PULITZER INC. AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                                                                     CLASS B
                                                             COMMON STOCK          COMMON STOCK
                                                          ------------------    ------------------
                                                                    HELD IN               HELD IN
                                                          ISSUED    TREASURY    ISSUED    TREASURY
                                                          ------    --------    ------    --------
                                                                       (IN THOUSANDS)
SHARE ACTIVITY:
BALANCES AT JANUARY 1, 2000.............................  8,513       (527)     14,132         --
  Issuance of common stock grants.......................      2
  Common stock options exercised........................      8
  Conversion of Class B common stock to common stock....    866                   (866)
  Common stock issued under Employee Stock Purchase
     Plan...............................................     26
  Purchase of treasury stock............................                (1)                (1,000)
                                                          -----       ----      ------     ------
BALANCES AT DECEMBER 31, 2000...........................  9,415       (528)     13,266     (1,000)
  Common stock options exercised........................     44
  Conversion of Class B common stock to common stock....    207                   (207)
  Common stock issued under Employee Stock Purchase
     Plan...............................................     14
  Purchase of treasury stock............................                (1)
                                                          -----       ----      ------     ------
BALANCES AT DECEMBER 31, 2001...........................  9,680       (529)     13,059     (1,000)
  Common stock options exercised........................    100
  Conversion of Class B common stock to common stock....    224                   (224)
  Common stock issued under Employee Stock Purchase
     Plans..............................................     20
  Restricted Stock Grant................................      6
  Retirement of treasury stock..........................   (532)       532      (1,000)     1,000
  Purchase of treasury stock............................                (3)
                                                          -----       ----      ------     ------
BALANCES AT DECEMBER 31, 2002...........................  9,498         --      11,835         --
                                                          =====       ====      ======     ======

                                                                     (Concluded)

          See accompanying notes to consolidated financial statements.

                         PULITZER INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                 YEARS ENDED DECEMBER 31,
                                                             --------------------------------
                                                               2002        2001       2000
                                                             ---------   --------   ---------
                                                                      (IN THOUSANDS)
CONTINUING OPERATIONS
CASH FLOWS FROM OPERATING ACTIVITIES:
  Income from continuing operations........................  $  34,699   $ 12,286   $  34,598
  Adjustments to reconcile income from continuing
     operations to net cash provided by operating
     activities:
     Depreciation..........................................     14,286     14,330      12,916
     Amortization..........................................      4,433     26,178      19,069
     Deferred income taxes.................................     23,256      8,361       5,488
     (Gain)/Loss on sale of assets.........................     (1,100)      (602)      3,918
     Equity in losses of joint venture investment..........                 1,156       1,728
     Changes in assets and liabilities (net of the effects
       of the purchase of properties) which provided (used)
       cash:
       Trade accounts receivable...........................     (1,738)       969      (1,762)
       Inventory...........................................     (1,041)       209       1,165
       Other assets........................................     13,156       (948)        746
       Trade accounts payable and other liabilities........      5,206      8,832       3,899
       Income taxes receivable/payable.....................      7,065     (4,722)     16,667
                                                             ---------   --------   ---------
NET CASH FROM OPERATING ACTIVITIES.........................     98,222     66,049      98,432
                                                             ---------   --------   ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures.....................................    (25,124)   (13,856)     (8,608)
  Purchases of newspaper properties and routes, net of cash
     acquired..............................................     (9,114)   (41,130)   (685,759)
  Acquisition payable......................................     (9,707)
  Purchases of marketable securities.......................   (218,118)   (19,824)    (93,220)
  Sales of marketable securities...........................    106,256    145,968     414,523
  Investment in joint ventures and limited partnerships....     (1,692)    (4,778)     (9,384)
  Increase in restricted cash and investments..............    (15,000)   (15,000)     (9,810)
  Discretionary funding of retirement obligations..........    (28,097)
  Decrease (increase) in notes receivable..................        200       (170)        180
                                                             ---------   --------   ---------
NET CASH FROM INVESTING ACTIVITIES.........................   (200,396)    51,210    (392,078)
                                                             ---------   --------   ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from issuance of long-term debt.................                           306,000
  Dividends paid...........................................    (14,886)   (14,402)    (13,998)
  Proceeds from exercise of stock options..................      4,091      1,788         300
  Proceeds from employee stock purchase plan...............        904        658         998
  Purchase of treasury stock...............................       (157)       (44)    (40,246)
                                                             ---------   --------   ---------
NET CASH FROM FINANCING ACTIVITIES.........................    (10,048)   (12,000)    253,054
                                                             ---------   --------   ---------
CASH FROM CONTINUING OPERATIONS............................   (112,222)   105,259     (40,592)
                                                             ---------   --------   ---------
                                                                                  (Continued)

                         PULITZER INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                 YEARS ENDED DECEMBER 31,
                                                              -------------------------------
                                                                2002        2001       2000
                                                              ---------   --------   --------
DISCONTINUED OPERATIONS
  Operating activities......................................                 1,532      1,976
  Investing activities:
     Capital expenditures...................................                   (15)      (114)
     Sale of properties.....................................                19,516          0
                                                              ---------   --------   --------
CASH FROM DISCONTINUED OPERATIONS...........................                21,033      1,862
                                                              ---------   --------   --------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS........   (112,222)   126,292    (38,730)
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR..............    193,739     67,447    106,177
                                                              ---------   --------   --------
CASH AND CASH EQUIVALENTS AT END OF YEAR....................  $  81,517   $193,739   $ 67,447
                                                              =========   ========   ========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Cash paid (received) during the year for:
     Interest paid..........................................  $  21,586   $ 24,634   $ 12,113
     Interest received......................................     (3,605)    (9,161)   (23,323)
     Income taxes...........................................      2,003      3,914     20,059
     Income tax refunds.....................................     (9,897)    (2,896)   (18,049)
SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING
  AND FINANCING ACTIVITIES:
  Issuance of restricted stock grants.......................       (250)
  Retirement of treasury stock..............................    (62,139)

                                                                     (Concluded)

          See accompanying notes to consolidated financial statements.

                         PULITZER INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000

1. BASIS OF PRESENTATION

     The consolidated financial statements reflect the results of Pulitzer Inc. (the "Company") and subsidiaries' newspaper publishing and new-media operations located in 14 United States markets.

     The Company is engaged in newspaper publishing and related new-media businesses. Its newspaper operations include operations in St. Louis, Missouri, where the Company publishes the St. Louis Post-Dispatch (the "Post-Dispatch") and the Suburban Journals, and operates STL Distribution Services, and in Tucson, Arizona, where the Company publishes the Arizona Daily Star (the "Star"). In Tucson, the Company shares, on an equal basis, the combined results of the Star and the Tucson Citizen (the "Citizen"), published by Gannett Co., Inc. ("Gannett").

     The Company's wholly owned subsidiary, Pulitzer Newspapers, Inc. ("PNI"), publishes 12 dailies that serve markets in the Midwest, Southwest and West, as well as a number of weekly and bi-weekly publications (the "PNI Group"). In January of 2000, the PNI Group acquired, in an asset purchase, its largest newspaper, The Pantagraph, that serves the central Illinois cities of Bloomington and Normal. The PNI Group's 12 daily newspapers have a combined average daily circulation of approximately 188,000 for 2002.

     The Company was capitalized on March 18, 1999 with approximately $550.0 million in cash and all the other assets of Pulitzer Publishing Company ("Old Pulitzer") (other than broadcasting assets) as a result of the Spin-off (as defined below) and is now operating the principal newspaper publishing and related new-media businesses formerly operated by Old Pulitzer and certain other newspapers acquired since the Broadcast Transaction (as defined below). The Company was organized as a corporation in 1998 and, prior to the Spin-off, was a wholly owned subsidiary of Old Pulitzer. Prior to the Broadcast Transaction, Old Pulitzer was engaged in newspaper publishing and television and radio broadcasting.

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

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Basis of Consolidation -- The consolidated financial statements include the accounts of the Company and its subsidiary companies, all of which are wholly-owned except for the Company's 95 percent interest in the results of operations of the St. Louis Post-Dispatch LLC and STL Distribution Services LLC ("DS LLC"), a distribution company serving the St. Louis market (see Note 3). All significant intercompany transactions have been eliminated from the consolidated financial statements.

     Revenue Recognition -- Advertising revenue is recognized when ads are published. Circulation revenue is recognized when the newspaper is delivered to the customer. Other revenue is recognized when the product or service has been delivered.

     Fiscal Year -- The Company's fiscal year ends on the last Sunday of the calendar year. For 2002, the Company's fiscal year began on December 31, 2001 and ended on December 29, 2002. In 2002 and 2001 the fourth quarter was 13 weeks and the year was 52 weeks. In 2000 the fourth quarter was 14 weeks and the year

                         PULITZER INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
          YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000 -- (CONTINUED)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES -- CONTINUED

was 53 weeks. For ease of presentation, the Company has presented December 31 as the year-end for each of the last three fiscal years.

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

     Accounts receivable -- The Company evaluates its allowances for uncollectable trade accounts receivable based on customers' credit history, payment trends, and other economic factors.

     Inventory Valuation -- Inventory, which consists primarily of newsprint, is stated at the lower of cost or market. In the first quarter of fiscal 2002, the Company changed its method of determining the cost of newsprint inventories from the last-in, first-out ("LIFO") method to the first-in, first-out ("FIFO") method. The Company believes that the FIFO method better measures the current value of such inventories and provides a more appropriate matching of revenues and expenses. The effect of this change was immaterial to the consolidated financial results of the prior reporting periods of the Company and, therefore, did not require retroactive restatement of the results for those periods. Ink and other miscellaneous supplies are expensed as purchased.

     Property and Depreciation -- Property is recorded at cost. Depreciation is computed using the straight-line method over the estimated useful lives of the individual assets. The Company depreciates buildings over 15 to 35 years and all other property over lives ranging from 3 to 15 years.

     Intangible Assets Other Than Goodwill -- Intangible assets other than goodwill are amortized over lives ranging from 4 to 23 years. In addition, the intangible asset relating to the Company's additional minimum pension liability under SFAS No. 87 is adjusted annually, as necessary, when a new determination of the amount of the additional minimum pension liability is made.

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

     Employee Benefit Plans -- The Company and its subsidiaries have several noncontributory defined benefit pension plans covering a significant portion of their employees. Benefits under the plans are generally based on salary and years of service. The Company's liability and related expense for benefits under the plans are recorded over the service period of active employees based upon annual actuarial calculations. Plan funding strategies are influenced by tax regulations. Plan assets consist primarily of domestic and foreign corporate equity securities, government and corporate bonds, and cash.

     The Company provides retiree medical and life insurance benefits under varying postretirement plans at several of its operating locations. In addition, the Company provides postemployment disability benefits to certain former employee groups prior to retirement at the Post-Dispatch. The Company's liability and related

                         PULITZER INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
          YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000 -- (CONTINUED)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES -- CONTINUED

expense for benefits under the postretirement plans are recorded over the service period of active employees based upon annual actuarial calculations. The Company accrues postemployment disability benefits when it becomes probable that such benefits will be paid and when sufficient information exists to make reasonable estimates of the amounts to be paid.

     Income Taxes -- Deferred tax assets and liabilities are recorded for the expected future tax consequences of events that have been included in either the financial statements or tax returns of the Company. Under this asset and liability approach, deferred tax assets and liabilities are determined based on temporary differences between the financial statement and tax bases of assets and liabilities by applying expected tax rates applicable to future years in which the differences are expected to reverse.

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

     Earnings Per Share of Stock -- Basic earnings per share of stock is computed using the weighted average number of common and Class B common shares outstanding during the applicable period. Diluted earnings per share of stock is computed using the weighted average number of common and Class B common shares outstanding and common stock equivalents (see Note 14).

     Segment Information -- The Company aggregates its combined St. Louis operations and PNI. operating segments into one reportable segment, publishing.

     Derivative Instruments and Hedging Activities -- In June 1998 the Financial Accounting Standards Board ("FASB") issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, which after being amended by SFAS Nos. 137 and 138, is effective for fiscal years beginning after June 15, 2000. SFAS No. 133 establishes accounting and reporting standards for derivative instruments including certain derivative instruments embedded in other contracts and hedging activities. The Company recorded no transition adjustment upon adoption of SFAS No. 133 on January 1, 2001.

     In December 2001, the Company entered into an interest rate swap contract to convert $50.0 million of the Company's fixed rate cost to a variable rate. In May 2002, the Company entered into a second interest rate swap contract to convert an additional $100.0 million of the Company's fixed rate cost to a variable rate. As executed, the interest rate swaps had respective $50.0 million and $100.0 million notional amounts with maturities on April 28, 2009, and the floating interest rates that re-price semi-annually.

     In October 2002 the Company terminated interest rate swap contracts totaling $75.0 million in exchange for a cash payment of $5.0 million. The remaining $75.0 million interest rate swap is designated as a fair-value hedge. The Company continues to employ the shortcut method on the remaining interest rate swap. The Company will initially recognize the $5.0 million cash receipt, representing the increased fair value of the long-term debt at the date of the swap termination, as an increase in long-term liabilities with subsequent, ratable amortization as a reduction of interest expense over the remaining life of the original interest rate swap. As of December 31, 2002, approximately 24.5 percent of the Company's long-term interest cost is subject to variable interest rates.

     New Accounting Pronouncements -- In July 2001 FASB issued SFAS No. 141, Business Combinations ("SFAS No. 141"), and SFAS No. 142, Goodwill and Other Intangible Assets. SFAS No. 141 requires that all business combinations be accounted for under the purchase method. The statement further requires separate recognition of intangible assets that meet certain criteria. The statement applies to all business

                         PULITZER INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
          YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000 -- (CONTINUED)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES -- CONTINUED

combinations initiated after June 30, 2001. The adoption of SFAS No. 141 did not have a material impact on the consolidated results of operations, financial position or liquidity of the Company.

     In 2002 the Company adopted SFAS No. 142, which requires that an intangible asset that is acquired shall be initially recognized and measured based on its fair value. The statement also provides that goodwill and other indefinite-lived intangible assets should not be amortized, but shall be tested for impairment annually, or more frequently if circumstances indicate potential impairment, through a comparison of fair value to their carrying amount.

     SFAS No. 142, among other things, eliminates the amortization of goodwill and certain identified intangible assets. The Company tests intangible assets, including goodwill, that are not subject to amortization for impairment annually, or more frequently if events or changes in circumstances indicate that the asset might be impaired, using a two step impairment assessment. The first step of the impairment test identifies potential impairment and compares the fair value with its carrying amount, including goodwill. The Company evaluates impairment at each of its St. Louis, PNI, and Tucson reporting units. If the fair value exceeds the carrying amount, goodwill is not considered impaired, and the second step of the impairment test is not necessary. If the carrying amount exceeds its fair value, the second step of the impairment test shall be performed to measure the amount of impairment loss, if any. In accordance with the provisions of SFAS No. 142, the Company conducted the first step of impairment tests as of the beginning of its 2002 fiscal year. The Company assessed the fair value by considering each reporting unit's expected future cash flows, recent purchase prices paid for entities within its industry, and the Company's market capitalization. The Company's discounted cash flow evaluation utilizes a discount rate that corresponds to the Company's weighted average cost of capital. Given consideration of these factors, the Company concluded that the fair value of each reporting unit exceeded the carrying amounts of its net assets and, accordingly, no impairment loss was recognized. An annual impairment test was subsequently performed and indicated that the fair value exceeded the carrying amount of goodwill. Subsequent impairments, if any, would be classified as an operating expense.

     Upon adoption of SFAS No. 142, the transition provisions of SFAS No. 141 also became effective. These transition provisions specify criteria for determining whether an acquired intangible asset should be recognized separately from goodwill. Intangible assets that meet certain criteria will qualify for recording on the balance sheet and will be amortized in the income statement. Such intangible assets will be subject to a periodic impairment test based on estimated fair value. At the beginning of the Company's 2002 fiscal year, in accordance with the provisions of SFAS No. 142, the Company reclassified the net carrying value of certain intangible assets in the amount of $41.0 million to goodwill (See Note 5).

     In 2001 the Company early adopted SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. In accordance with the provisions of SFAS No. 144, the operations and related gains and losses on properties sold in 2001 have been presented as discontinued operations in the accompanying consolidated statements of income.

     In June 2002 FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities ("SFAS 146"), which requires that a liability for a cost associated with exit or disposal activities be recognized and measured initially at fair value in the period in which the liability is incurred. SFAS 146 is effective for exit or disposal activities initiated after December 31, 2002, with early application encouraged. The Company believes that the adoption of SFAS 146 will not have a material impact on the Company's consolidated financial condition or results of operations.

     In November 2002 FASB issued Financial Interpretation ("FIN") No. 45, Guarantors Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others. FIN No. 45 requires a guarantor to recognize, at the inception of the guarantee, a liability for the fair value of the

                         PULITZER INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
          YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000 -- (CONTINUED)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES -- CONTINUED

obligation undertaken in issuing the guarantee. It also provides additional guidance on the disclosure of the guarantees. The recognition and measurement provisions are effective for guarantees made or modified after December 31,2002. The disclosure provisions are effective for fiscal periods ending after December 15, 2002, and have been implemented herein. The Company will adopt the measurement provisions of FIN 45 as required in 2003 and does not expect a material impact on the consolidated financial statements.

     In January 2003, FASB issued FIN No. 46, Consolidation of Variable Interest Entities. FIN No. 46 provides guidance surrounding consolidation based on controlling financial interest and provides new quantitative guidelines to various variable interest entities as defined in the statement. The interpretation applies immediately to variable interest entities created after January 31, 2003, and in the first fiscal year or interim period beginning after June 15, 2003 to variable interest entities acquired before February 1, 2003. Although the Company has not finalized its analysis of FIN No. 46, the Company does not believe it will be required to consolidate or disclose any information related to variable interest entities.

     Use of Estimates -- The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of revenues and expenses during the reporting period. Actual results may differ from those estimates

     Reclassifications -- Certain reclassifications have been made to the 2001 and 2000 consolidated financial statements to conform to the 2002 presentation.

3. AGENCY AGREEMENTS

     On May 1, 2000, the Company and The Herald Company, Inc. ("Herald") completed the transfer of their respective interests in the assets and operations of the Post-Dispatch and certain related businesses to a new joint venture (the "Venture"), known as PD LLC. The Company controls and manages PD LLC. Under the terms of the operating agreement governing PD LLC (the "Operating Agreement"), the Company holds a 95 percent interest in the results of operations of PD LLC and Herald holds a 5 percent interest. Herald's 5 percent interest is reported as "Minority Interest in Net Earnings of Subsidiary" in the consolidated statements of income for 2002, 2001, and 2000. Under the terms of the Operating Agreement, Herald received on May 1, 2000 a cash distribution of $306.0 million from PD LLC. This distribution was financed by a $306.0 million borrowing by PD LLC ("Loan"). The Company's entry into the Venture was treated as a purchase for accounting purposes.

     During the first ten years of its term, PD LLC is restricted from making distributions (except under specified circumstances), capital expenditures and member loan repayments unless it has set aside out of its cash flow a reserve equal to the product of $15.0 million and the number of years since May 1, 2000, but not in excess of $150.0 million (the "Reserve"). PD LLC is not required to maintain the Reserve after May 1, 2010. On May 1, 2010, Herald will have a one-time right to require PD LLC to redeem Herald's interest in PD LLC, together with Herald's interest, if any, in another limited liability company in which the Company is the managing member and which is engaged in the business of delivering publications and products in the greater St. Louis metropolitan area ("DS LLC"). The redemption price for Herald's interest will be determined pursuant to a formula yielding an amount which will result in the present value to May 1, 2000 of the after-tax cash flows to Herald (based on certain assumptions) from PD LLC, including the initial distribution and the special distribution described below, if any, and from DS LLC, being equal to $275.0 million. Should Herald exercise its option, payment of this redemption price is expected to be made out of available cash resources (including the Reserve) or new debt offerings. In the event that PD LLC has an

                         PULITZER INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
          YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000 -- (CONTINUED)

3. AGENCY AGREEMENTS -- CONTINUED

increase in the tax basis of its assets as a result of Herald's recognizing taxable income from certain transactions effected under the agreement governing the contributions of the Company and Herald to PD LLC and the Operating Agreement or from the transactions effected in connection with the organization of DS LLC, Herald generally will be entitled to receive a special distribution from PD LLC in an amount that corresponds, approximately, to the present value after-tax benefit to the members of PD LLC of the tax basis increase. Upon the termination of PD LLC and DS LLC, which will be on May 1, 2015 (unless Herald exercises the redemption right described above), Herald will be entitled to the liquidation value of its interest in PD LLC and DS LLC. The Company may purchase Herald's interest at that time for an amount equal to what Herald would be entitled to receive on liquidation of PD LLC and DS LLC. That amount will be equal to the amount of Herald's capital accounts, after allocating the gain or loss that would result from a cash sale of PD LLC's and DS LLC's assets for their fair market value at that time. Herald's share of such gain or loss generally will be 5 percent, but will be reduced (but not below 1 percent) to the extent that the present value to May 1, 2000 of the after-tax cash flows to Herald from PD LLC and from DS LLC, including the initial distribution, the special distribution described above, if any, and the liquidation amount (based on certain assumptions), exceeds $325.0 million.

     Prior to May 1, 2000, the operations of the Post-Dispatch and certain related businesses, referred to as the "St. Louis Agency", were governed by the St. Louis Agency Agreement dated March 1, 1961, as amended, between the Company and Herald. Under that agreement, the Company and Herald generally shared the operating profits and losses, as well as capital expenditures, on a 50-50 basis. For operations prior to May 1, 2000, Herald's 50 percent share of the St. Louis Agency profit is reported as an operating expense under the caption "St. Louis Agency adjustment" in the accompanying consolidated statements of income.

     In Tucson, Arizona, a separate partnership, TNI Partners, ("TNI"), acting as agent for the Star and the Citizen, is responsible for printing, delivery, advertising, and circulation of the Star and the Citizen. TNI collects all of the receipts and income relating to the Star and the Citizen and pays all operating expenses incident to the partnership's operations and publication of the newspapers. Each newspaper is solely responsible for its own news and editorial content. Net income or net loss of TNI is allocated equally to the Star and the Citizen. The Company's 50 percent share of TNI's operating results is presented as a single component of operating income in the accompanying consolidated statements of income.

     Summarized financial information for TNI is as follows:

                                                                 YEAR ENDED
                                                                DECEMBER 31,
                                                              -----------------
                                                               2002      2001
                                                              -------   -------
                                                               (IN THOUSANDS)
Current assets..............................................  $17,102   $15,188
Current liabilities.........................................  $ 8,582   $ 8,917
Partners' equity............................................  $ 8,520   $ 6,271

                                                          YEAR ENDED DECEMBER 31,
                                                       ------------------------------
                                                         2002       2001       2000
                                                       --------   --------   --------
                                                               (IN THOUSANDS)
Operating revenues...................................  $104,703   $106,368   $121,150
Operating income.....................................  $ 35,488   $ 35,008   $ 44,974
Company's share of operating income before
  depreciation, amortization, and general and
  administrative expense(1)..........................  $ 17,744   $ 17,504   $ 22,487

                         PULITZER INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
          YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000 -- (CONTINUED)

3. AGENCY AGREEMENTS -- CONTINUED

---------------

(1) The Company's share of Star depreciation, amortization, and general and administrative expenses are reported as operating expenses on the Company's consolidated statements of income. In aggregate, these amounts totaled $2.3 million per year for 2002 and 2001, and $2.5 million for 2000.

4. DISCONTINUED OPERATIONS

     The Company did not sell any newspaper operations or other businesses in 2002 and, as a result, did not report any gains or losses from discontinued operations during 2002. In 2001 the Company recorded a net loss of $1.6 million related to the operation and sale of its newspapers located in Troy, Ohio, and Petaluma, California, and the operation and sale of its St. Louis Internet Access Provider (ISP) business (the "Sale Transactions"). The operating results and related gain or loss on the sale of these properties in 2001 along with their operating results for 2000 have been presented as discontinued operations in the accompanying consolidated statements of income.

     The net income/(loss) from discontinued operations, without allocation of any general corporate expense, is reflected in the consolidated statements of income as "Income (Loss) from Discontinued Operations, Net of Tax" and is summarized as follows:

                                                                  YEAR ENDED
                                                                 DECEMBER 31,
                                                              ------------------
                                                                2001      2000
                                                              --------   -------
                                                                (IN THOUSANDS)
Operating revenues..........................................  $  2,466   $10,382
Operating expenses..........................................     3,211     9,863
                                                              --------   -------
Operating income (loss).....................................      (745)      519
Interest expense............................................         0         9
Loss on sale of assets......................................     2,671         0
                                                              --------   -------
Income (loss) before income taxes...........................    (3,416)      510
Income tax provision (benefit)..............................    (1,792)      206
                                                              --------   -------
Net income (loss)...........................................  $ (1,624)  $   304
                                                              ========   =======

5. GOODWILL AND OTHER INTANGIBLE ASSETS

     On December 31, 2001, the Company adopted SFAS No. 142 and the transition provisions of SFAS No. 141, as discussed in more detail in Note 2. As a result, the Company ceased amortizing goodwill and reclassified the December 31, 2001, carrying value of certain intangible assets to goodwill. Changes in the carrying amounts of goodwill and intangible assets for the Company for the twelve months ended December 31, 2002, were as follows:

                                                                         INTANGIBLE
                                                              GOODWILL     ASSETS
                                                              --------   ----------
                                                                 (IN THOUSANDS)
Balance at December 31, 2001................................  $747,571    $ 83,268
Intangible assets reclassified to goodwill..................    41,034     (41,034)
Additions during the period.................................     9,114         404
Amortization expense........................................         0      (4,428)
                                                              --------    --------
Balance at December 31, 2002................................  $797,719    $ 38,210
                                                              ========    ========

                         PULITZER INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
          YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000 -- (CONTINUED)

5. GOODWILL AND OTHER INTANGIBLE ASSETS -- CONTINUED

     As required by SFAS No. 142, the results for the prior year's fourth quarter and full year have not been restated. The reconciliation of reported net income and EPS to adjusted net income for the quarter and full year ended December 31, 2001 and 2000, was as follows:

                                                                  YEAR ENDED
                                                                 DECEMBER 31,
                                                              -------------------
                                                                2001       2000
                                                              --------   --------
                                                                (IN THOUSANDS,
                                                              EXCEPT SHARE DATA)
Reported net income.........................................  $10,662    $34,902
Add back: goodwill amortization.............................   13,680     11,250
Add back: intangible asset amortization reclassed to
  goodwill..................................................    1,033        289
                                                              -------    -------
Adjusted net income.........................................  $25,375    $46,441
                                                              =======    =======
Basic EPS:
Reported net income per share...............................  $  0.50    $  1.60
Add back: goodwill amortization.............................     0.65       0.52
Add back: intangible asset amortization reclassed to
  goodwill..................................................     0.05       0.01
                                                              -------    -------
Adjusted net income per basic share.........................  $  1.20    $  2.13
                                                              =======    =======
Diluted EPS:
Reported net income per share...............................  $  0.50    $  1.60
Add back: goodwill amortization.............................     0.64       0.52
Add back: intangible asset amortization reclassed to
  goodwill..................................................     0.05       0.01
                                                              -------    -------
Adjusted net income per diluted share.......................  $  1.19    $  2.13
                                                              =======    =======

     Other intangible assets at December 31, 2002, and December 31, 2001 were as follows:

                                                                  ACCUMULATED      NET
                                                         COST     AMORTIZATION    COST
                                                       --------   ------------   -------
                                                                (IN THOUSANDS)
December 31, 2002
Other intangible assets:
  Advertising base...................................  $ 31,816     $ 5,928      $25,888
  Subscriber lists...................................    22,024      11,387       10,637
  Long-term pension asset............................       996                      996
  Non-compete agreements and other...................     5,088       4,399          689
                                                       --------     -------      -------
     Total other intangible assets...................  $ 59,924     $21,714      $38,210
                                                       ========     =======      =======
December 31, 2001
Other intangible assets:
  Advertising base...................................    31,816       4,416       27,400
  Subscriber lists...................................    22,024       8,762       13,262
  Long-term pension asset............................       592                      592
  Non-compete agreements and other...................    46,122       4,108       42,014
                                                       --------     -------      -------
     Total other intangible assets...................  $100,554     $17,286      $83,268
                                                       ========     =======      =======

     Pretax amortization expense of other intangible assets for the year ended December 31, 2002, was $4.4 million, and over the next five years is estimated to be: $4.4 million per year for 2003 and 2004, $4.3 million for 2005, $4.1 million for 2006 and $2.2 million for 2007.

                         PULITZER INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
          YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000 -- (CONTINUED)

6. ACQUISITION AND DISPOSITION OF PROPERTIES

     In 2002 the Company acquired businesses, principally those focused on distribution operations in St. Louis, totaling $9.1 million. In 2001, the Company recorded a net loss of $1.6 million related to the operation and sale of its newspapers located in Troy, Ohio, and Petaluma, California, and the operation and sale of its St. Louis Internet Access Provider (ISP) business (the "Sale Transactions"). These amounts are included in 2001 net income on a separate line, "Loss from Discontinued Operations, Net of Tax."

     On January 31, 2001, the Company, through its PNI and its wholly owned subsidiaries (collectively, the "PNI Group"), acquired, in an asset purchase, The Lompoc Record, a daily newspaper located in Lompoc, California. In addition, during 2001, the PNI Group acquired several weekly newspapers (in separate transactions) that complement its daily newspapers in several markets. These acquisitions are collectively referred to as the "PNI Acquisitions." In 2001 the Company also acquired several distribution businesses in St. Louis.

     On August 10, 2000, the Company acquired the assets of the Suburban Newspapers of Greater St. Louis, LLC and the stock of The Ladue News, Inc. (collectively the "Suburban Journals") for approximately $172.0 million, excluding acquisition costs and a separate payment for working capital of approximately $7.0 million (the "Journals Acquisition"). The Suburban Journals are a group of weekly papers and various niche publications that serve the greater St. Louis, Missouri metropolitan area. The Company funded this acquisition with internal cash generated from the sale of a portion of its marketable securities investments.

     On January 11, 2000, the Company, through PNI Group, acquired in an asset purchase The Pantagraph, a daily and Sunday newspaper that serves the central Illinois cities of Bloomington and Normal, and a group of seven community newspapers known as the Illinois Valley Press, from The Chronicle Publishing Company of San Francisco for an aggregate of $180.0 million, excluding acquisition costs ("The Pantagraph Acquisition"). The Company funded this acquisition with internal cash generated from the sale of a portion of its marketable securities investments. In 2000, the Company also acquired several distribution businesses in St. Louis.

     In connection with The Pantagraph Acquisition, the Venture (See Note 3) and the Journals Acquisition (collectively, the "Newspaper Transactions"), the Company recorded goodwill of approximately $616.0 million.

     Pro forma results for the 2002 and 2001 acquisitions have not been provided because the impact is not significant to the Company's consolidated results of operations or financial position.

7. MARKETABLE SECURITIES

     Investments classified as available-for-sale securities at December 31, 2002 consisted of the following:

                                                           GROSS        GROSS
                                             AMORTIZED   UNREALIZED   UNREALIZED     FAIR
                                               COST        GAINS        LOSSES      VALUE
                                             ---------   ----------   ----------   --------
                                                             (IN THOUSANDS)
Debt securities issued by the U.S.
  Government and agencies..................  $115,472       $417                   $115,889
Corporate securities.......................    19,415         99           (3)       19,511
Asset-backed and mortgage-backed
  securities...............................     7,971          6                      7,977
                                             --------       ----        -----      --------
  Total investments(1).....................  $142,858       $522        $  (3)     $143,377
                                             ========       ====        =====      ========

---------------

(1) Fair value of investments includes $112.9 million and $30.5 million reported as marketable securities and restricted cash and investments, respectively, on the Company's Consolidated Statements of Financial Position at December 31, 2002.

                         PULITZER INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
          YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000 -- (CONTINUED)

7. MARKETABLE SECURITIES -- CONTINUED

     For the year ended December 31, 2002, proceeds from sales of marketable securities were $106.3 million, resulting in gross realized gains and losses of $1.1 million and $38 thousand, respectively. In addition, net unrealized gains of $0.3 million, after tax, are included in other comprehensive income for the year ended December 31, 2002.

     As of December 31, 2001, the Company had no investments classified as available-for-sale securities. For the year ended December 31, 2001, proceeds from the sale of marketable securities were $146.0 million resulting in gross realized gains and losses of $1.2 million and $0.6 million, respectively. In addition, net unrealized gains of $0.2 million, after tax, are included in other comprehensive income for the year ended December 31, 2001.

     The amortization cost and fair value of available-for-sale securities as of December 31, 2002, by contractual maturity, are shown in the following table. Contractual maturities may differ from actual maturities as borrowers may have the right to call or repay obligations with or without call or prepayment penalties. Asset-backed and mortgage-backed securities are not included in the maturity categories in the following maturity summary, as actual maturities may differ from contractual maturities because the underlying mortgages may be called or prepaid without any penalties.

                                                              AMORTIZED     FAIR
                                                                COST       VALUE
                                                              ---------   --------
                                                                 (IN THOUSANDS)
Due in one year or less.....................................  $ 70,071    $ 70,100
Due after one year through five years.......................    62,784      63,268
Due after five years through ten years......................     2,032       2,032
Asset-backed and mortgage-backed securities.................     7,971       7,977
                                                              --------    --------
     Total investments......................................  $142,858    $143,377
                                                              ========    ========

8. FINANCING ARRANGEMENTS

     In connection with the Venture (see Note 3), on May 1, 2000, PD LLC borrowed $306.0 million (the "Loan") from a group of institutional lenders (the "Lenders") led by Prudential Capital Group, a division of The Prudential Insurance Company of America. The aggregate principal amount of the Loan is payable on April 28, 2009 and bears interest at an annual rate of 8.05 percent. The Loan is guaranteed by the Company pursuant to a Guaranty Agreement dated May 1, 2000 ("Guaranty Agreement") with the Lenders. In turn, pursuant to an Indemnity Agreement dated May 1, 2000 ("Indemnity Agreement") between Herald and the Company, Herald agreed to indemnify the Company for any payments that the Company may make under the Guaranty Agreement.

     The terms of the Loan contain certain covenants and conditions including the maintenance of cash flow and various other financial ratios, minimum net worth requirements and limitations on the incurrence of other debt. In addition, the Loan agreement and the Operating Agreement require that PD LLC maintain a minimum reserve balance, consisting of cash and investments in U.S. government securities, totaling approximately $39.8 million as of December 31, 2002. The Loan agreement and the Operating Agreement provide for a $3.75 million quarterly increase in the minimum reserve balance through May 1, 2010, when the amount will total $150.0 million.

     In December 2001, the Company entered into an interest rate swap contract to convert $50.0 million of the Company's fixed rate cost to a variable rate. In May 2002, the Company entered into a second interest rate swap contract to convert an additional $100.0 million of the Company's fixed rate cost to a variable rate. As

                         PULITZER INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
          YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000 -- (CONTINUED)

8. FINANCING ARRANGEMENTS -- CONTINUED

executed, the interest rate swaps had respective $50.0 million and $100.0 million notional amounts with maturities on April 28, 2009, and the floating interest rates that re-price semi-annually.

     In October 2002 the Company terminated interest rate swap contracts totaling $75.0 million in exchange for a cash payment of $5.0 million. The remaining $75.0 million interest rate swap is designated as a fair-value hedge. The Company continues to employ the shortcut method on the remaining interest rate swap. The Company will initially recognize the $5.0 million cash receipt, representing the increased fair value of the long-term debt at the date of the swap termination, as an increase in long-term liabilities with subsequent, ratable amortization as a reduction of interest expense over the remaining life of the original interest rate swap. As of December 31, 2002, approximately 24.5 percent of the Company's long-term interest cost is subject to variable interest rates.

     As of December 31, 2002, the fair value of the interest rate swap represented an unrealized gain of $7.0 million which was offset by an unrealized loss of $7.0 million on the related portion of the long-term debt.

9. PENSION PLANS

     The pension cost components for the Company's pension plans are as follows:

                                                                 YEAR ENDED DECEMBER 31,
                                                              ------------------------------
                                                                2002       2001       2000
                                                              --------   --------   --------
                                                                      (IN THOUSANDS)
Service cost for benefits earned during the year............  $  4,228   $  3,775   $  3,275
Interest cost on projected benefit obligation...............     9,127      9,043      8,792
Expected return on plan assets..............................   (10,379)   (10,003)   (10,118)
Amortization of prior service cost..........................       284        284        284
Amortization of transition obligation.......................       318        181        181
Amortization of (gain)/loss.................................        25       (494)    (1,756)
Cost for special termination benefits.......................       127        380        761
                                                              --------   --------   --------
Net periodic pension cost...................................  $  3,730   $  3,166   $  1,419
                                                              ========   ========   ========

                                                              DEC. 31    DEC. 31
                                                                2002       2001
                                                              --------   --------
                                                                (IN THOUSANDS)
Change in benefit obligation:
Benefit obligation at beginning of year.....................  $135,103   $125,993
Service cost................................................     4,228      3,775
Interest cost...............................................     9,127      9,043
Actuarial loss..............................................     7,556      2,457
Benefits paid...............................................    (8,917)    (6,545)
Special termination benefits................................       127        380
                                                              --------   --------
Benefit obligation at end of year...........................   147,224    135,103
                                                              --------   --------
Change in plan assets:
Fair value of plan assets at beginning of year..............   100,260    114,625
Actual loss on plan assets..................................    (4,572)    (9,686)
Employer contributions......................................    11,427      1,866
Benefits paid...............................................    (8,917)    (6,545)
                                                              --------   --------
Fair value of plan assets at end of year....................    98,198    100,260
                                                              --------   --------

                         PULITZER INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
          YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000 -- (CONTINUED)

9. PENSION PLANS -- CONTINUED


                                                              DEC. 31    DEC. 31
                                                                2002       2001
                                                              --------   --------
                                                                (IN THOUSANDS)
Funded status -- benefit obligation in excess of plan
  assets....................................................    49,026     34,843
Unrecognized net actuarial loss.............................   (27,842)    (4,927)
Unrecognized prior service cost.............................    (1,115)    (1,400)
Unrecognized transition obligation..........................       (55)      (373)
                                                              --------   --------
Net amount recognized.......................................  $ 20,014   $ 28,143
                                                              ========   ========
Amounts recognized in the Statement of Financial Position
  consist of:
  Accrued benefit liability.................................  $ 38,044   $ 32,810
  Intangible asset (Note 5).................................      (996)      (592)
  Accumulated other comprehensive income....................   (17,034)    (4,075)
                                                              --------   --------
Net amount recognized.......................................  $ 20,014   $ 28,143
                                                              ========   ========

     The projected benefit obligation, accumulated benefit obligation and fair value of plan assets for the pension plans with accumulated benefit obligations in excess of plan assets were $147.2 million, $136.1 million and $98.2 million, respectively, at December 31, 2002, and were $135.1 million, $127.6 million and $100.3 million, respectively, at December 31, 2001.

     The projected benefit obligation was determined using assumed discount rates of 6.5, 7.0 and 7.5 percent at year-end 2002, 2001 and 2000, respectively. The expected long-term rate of return on plan assets was 8.5 percent, 9.0 percent and 8.5 percent for 2002, 2001 and 2000, respectively. For those plans that pay benefits based on final compensation levels, the actuarial assumptions for overall annual rate of increase in future salary levels was 3.75 percent,
4.0 percent and 5.0 percent for 2002, 2001 and 2000, respectively.

     Certain of the Company's employees participate in multi-employer retirement plans sponsored by their respective unions. Amounts charged to operations, representing the Company's required contributions to these plans in 2002, 2001 and 2000, were approximately $0.8 million, $0.9 million and $1.0 million, respectively. These amounts have been recognized as an operating expense.

     The Company also sponsors an employee savings plan under Section 401(k) of the Internal Revenue Code. This plan covers substantially all employees. Contributions by the Company amounted to approximately $2.1 million for 2002 and 2001 and $1.9 million for 2000.

10. POSTRETIREMENT AND POSTEMPLOYMENT BENEFITS

     The net periodic postretirement benefit cost components for the Company's postretirement plans are as follows:

                                                                YEAR ENDED DECEMBER 31,
                                                              ---------------------------
                                                               2002      2001      2000
                                                              -------   -------   -------
                                                                    (IN THOUSANDS)
Service cost for benefits earned during the year............  $ 2,006   $ 1,732   $ 1,213
Interest cost on projected benefit obligation...............    6,292     6,380     5,117
Amortization of prior service cost..........................   (1,143)   (1,143)   (1,143)
Amortization of net gain....................................      360       360      (884)
                                                              -------   -------   -------
Net periodic postretirement benefit cost....................  $ 7,515   $ 7,329   $ 4,303
                                                              =======   =======   =======

                         PULITZER INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
          YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000 -- (CONTINUED)

10. POSTRETIREMENT AND POSTEMPLOYMENT BENEFITS -- CONTINUED

     The Company generally funds its postretirement benefit obligation on a pay-as-you-go basis. For 2002, 2001 and 2000, the Company made payments of $5.9 million, $5.3 million, and $4.6 million, respectively.

                                                              DEC. 31    DEC. 31
                                                                2002      2001
                                                              --------   -------
                                                                (IN THOUSANDS)
Benefit obligation at beginning of year.....................  $ 92,525   $76,276
Service cost................................................     2,006     1,732
Interest cost...............................................     6,292     6,380
Actuarial loss..............................................    11,473    13,463
Benefits paid...............................................    (5,918)   (5,326)
                                                              --------   -------
Benefit obligation at end of year...........................   106,378    92,525
                                                              --------   -------
Change in Plan Assets:
Fair value of plan assets at beginning of year..............         0         0
Actual return on plan assets................................       472         0
Employer contributions......................................    29,108     5,326
Benefits paid...............................................    (5,918)   (5,326)
                                                              --------   -------
Fair Value of Plan assets at end of year....................    23,662         0
Funded status...............................................    82,716    92,525
Unrecognized net actuarial loss.............................   (17,544)   (6,902)
Unrecognized prior service cost.............................      (652)      490
                                                              --------   -------
Net amount recognized -- accrued benefit cost...............  $ 64,520   $86,113
                                                              ========   =======

     For 2002 and 2001 measurement purposes, health care cost trend rates of 8.5, 7.5 and 7.0 percent were assumed for indemnity plans, PPO plans and HMO plans, respectively. For 2002, these rates were assumed to decrease gradually to
5.5 percent through the year 2012 and remain at that level thereafter. For 2002 measurement purposes, a 4.0 percent long-term rate of return was assumed on invested fund assets.

     Administrative costs related to indemnity plans were assumed to increase at a constant annual rate of 6.0 percent for 2002, 2001 and 2000. The assumed discount rate used in estimating the accumulated postretirement benefit obligation was 6.5, 7.0 and 7.5 percent for 2002, 2001 and 2000, respectively.

     Assumed health care cost trend rates have a significant effect on the amounts reported for the postretirement health care plans. A one-percentage-point change in assumed health care cost trend rates would have the following effects on reported amounts for 2002:

                                                              CONTINUING OPERATIONS
                                                               1-PERCENTAGE-POINT
                                                              ---------------------
                                                              INCREASE    DECREASE
                                                              ---------   ---------
                                                                 (IN THOUSANDS)
Effect on net periodic postretirement benefit cost..........   $ 1,413    $   (991)
Effect on postretirement benefit obligation.................   $12,361    $(10,255)

     The Company's postemployment benefit obligation, representing certain disability benefits at the Post-Dispatch, was $3.5 million at December 31, 2002 and 2001.

                         PULITZER INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
          YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000 -- (CONTINUED)

11. INCOME TAXES

     Provisions for income taxes (benefits) consist of the following for continuing operations:

                                                              CONTINUING OPERATIONS YEAR ENDED
                                                                        DECEMBER 31,
                                                              --------------------------------
                                                                2002        2001       2000
                                                              ---------   --------   ---------
                                                                       (IN THOUSANDS)
Current:
  Federal...................................................   $  (815)    $2,460     $16,875
  State and local...........................................       (70)       172       1,182
Deferred:
  Federal...................................................    21,420      5,037       4,983
  State and local...........................................     1,836        352         349
                                                               -------     ------     -------
     Total..................................................   $22,371     $8,021     $23,389
                                                               =======     ======     =======

     Factors causing effective tax rates to differ from the statutory Federal income tax rate were:

                                                                                      DISCONTINUED
                                                              CONTINUING OPERATIONS    OPERATIONS
                                                                   YEAR ENDED          YEAR ENDED
                                                                  DECEMBER 31,        DECEMBER 31,
                                                              ---------------------   -------------
                                                              2002    2001    2000    2001    2000
                                                              -----   -----   -----   -----   -----
Statutory rate..............................................   35%     35%     35%     (35)%   35%
Amortization of intangibles.................................            8       3        1      3
Book basis goodwill in excess of tax........................                           (14)
State and local income taxes and other......................    3      (5)      2       (4)     2
                                                               --      --      --      ---     --
     Total..................................................   38%     38%     40%     (52)%   40%
                                                               ==      ==      ==      ===     ==

     The Company's deferred tax assets and liabilities, net, which have been included in other assets or other liabilities in the consolidated statements of financial position, consisted of the following:

                                                                DECEMBER 31,
                                                              -----------------
                                                               2002      2001
                                                              -------   -------
                                                               (IN THOUSANDS)
Deferred tax assets:
  Pensions and employee benefits............................  $13,822   $15,472
  Postretirement benefit costs..............................   24,805    33,232
  Other.....................................................    3,868     2,783
                                                              -------   -------
     Total..................................................   42,495    51,487
                                                              -------   -------
Deferred tax liabilities:
  Depreciation..............................................   15,115    14,703
  Amortization..............................................   31,932    22,638
                                                              -------   -------
     Total..................................................   47,047    37,341
                                                              -------   -------
Net deferred tax (liability) asset..........................  $(4,552)  $14,146
                                                              =======   =======

     The Company had no valuation allowance for deferred tax assets as of year-end 2002 and 2001.

                         PULITZER INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
          YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000 -- (CONTINUED)

12. STOCKHOLDERS' EQUITY

     Each share of the Company's common stock is entitled to one vote, and each share of Class B common stock is entitled to ten votes on all matters. As of December 31, 2002, holders of outstanding shares of the Company's Class B common stock represented 92.6 percent of the combined voting power of the Company, with holders of the Company's common stock representing the balance of the voting power. As of December 31, 2002, approximately 95.5 percent of the holders of outstanding shares of the Company's Class B common stock representing 88.4 percent of the combined voting power have deposited their shares in a voting trust (the "Voting Trust"). Each share of the Company's Class B common stock is convertible into one share of the Company's common stock at the holder's option subject to the limitations imposed by the Voting Trust on the shares of Class B common stock deposited thereunder. The Voting Trust permits the conversion of the Class B common stock deposited in the Voting Trust into common stock in connection with certain permitted transfers, including, without limitation, sales which are exempt from the registration requirements of the Securities Act of 1933, as amended, sales which meet the volume and manner of sale requirements of Rule 144 promulgated thereunder and sales which are made pursuant to registered public offerings.

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

     In 2002, 2001, and 2000 the Company declared and paid cash dividends of $0.70, $0.68 and $0.64, respectively, per share of common stock and Class B common stock.

     On July 16, 1999, the Company's Board of Directors approved the repurchase of up to $50.0 million of its common stock in the open market. On May 1, 2000, the Company announced that its Board of Directors had authorized the repurchase of an additional $50.0 million of its common stock. During the third quarter of 2000, the Company's Board of Directors amended the Company's repurchase program to provide for both the purchase of Class B shares and the purchase of shares in privately negotiated transactions. On August 16, 2000, the Company purchased 1,000,000 shares of Class B common stock from Michael E. Pulitzer, the Company's Chairman of the Board, for approximately $40.1 million. As of December 31, 2002, the Company had repurchased 1,000,000 shares of Class B common stock and 532,126 shares of common stock for a combined purchase price of approximately $62.1 million, leaving $37.9 million in remaining stock repurchase authority. The repurchased shares have been included in treasury stock of the Company. In 2002, the Company retired 531,796 shares of common stock and 1,000,000 shares of Class B common stock held in treasury stock.

13. COMMON STOCK PLANS

     On May 12, 1999, the Company's stockholders approved the adoption of the Pulitzer Inc. 1999 Stock Option Plan (the "Option Plan"). The Option Plan provides for the issuance of stock options to key employees and outside directors for the purchase of up to a maximum of 3,000,000 shares of common stock. Under the Option Plan, options to purchase 3,000 shares of common stock will be automatically granted to each non-employee director on the day following each annual meeting of the Company's stockholders and will vest on the date of the next annual meeting of the Company's stockholders. Total shares available for issue to outside directors under this automatic grant feature are limited to a maximum of 200,000. The issuance of all other options will be administered by a committee of the Board of Directors, subject to the Option Plan's

                         PULITZER INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
          YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000 -- (CONTINUED)

13. COMMON STOCK PLANS -- CONTINUED

terms and conditions. Specifically, for incentive stock option grants, the exercise price per share may not be less than the fair market value of a share of common stock at the date of grant. In addition, exercise periods may not exceed ten years and the minimum vesting period is established at six months from the date of grant. Option awards to an individual employee may not exceed 200,000 shares in a calendar year. In general, employee option grants provide for an exercise term of ten years from the date of grant, and vest in equal installments over a three-year period.

     Transactions under the 1999 Stock Option Plan are summarized as follows:

                                                                                       WEIGHTED
                                                                                       AVERAGE
                                                            SHARES      PRICE RANGE     PRICE
                                                           ---------   -------------   --------
Common Stock Options:
Outstanding, January 1, 2000.............................  1,013,309   $39.69-$46.31    $40.03
  Granted (weighted average value at grant date of
     $12.18).............................................    533,500   $37.31-$43.87    $43.60
  Canceled...............................................    (48,757)  $39.69-$39.88    $39.78
  Exercised..............................................     (7,544)  $39.69-$39.88    $39.77
                                                           ---------
Outstanding, December 31, 2000...........................  1,490,508   $37.31-$46.31    $41.31
  Granted (weighted average value at grant date of
     $13.01).............................................    561,857   $43.76-$54.20    $48.92
  Canceled...............................................    (25,373)  $39.69-$43.87    $42.48
  Exercised..............................................    (44,510)  $39.69-$43.87    $40.16
                                                           ---------
Outstanding, December 31, 2001...........................  1,982,482   $37.31-$54.20    $41.31
  Granted (weighted average value at grant date of
     $13.43).............................................    466,324   $42.86-$54.70    $43.41
  Canceled...............................................    (67,936)  $39.69-$50.45    $45.47
  Exercised..............................................   (100,607)  $39.69-$50.45    $40.66
                                                           ---------
Outstanding, December 31, 2002...........................  2,280,263   $37.31-$54.70    $43.53
                                                           ---------
Exercisable, December 31, 2002...........................  1,340,857   $37.31-$54.20    $42.20
                                                           ---------
Shares Available for Grant at December 31, 2002..........    567,076
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

     Additionally, under the Key Employee's Restricted Stock Purchase Plan, the Company has granted restricted stock unit awards of 20,533, 28,000, and 25,000 for the years ended December 31, 2002, 2001 and 2000, at a price of $42.86, $48.22, and $44.20, respectively. Compensation is recognized ratably over a three-year vesting period.

                         PULITZER INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
          YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000 -- (CONTINUED)

13. COMMON STOCK PLANS -- CONTINUED

     Transactions under the Restricted Plan are summarized as follows:

                                                                                       WEIGHTED
                                                                                       AVERAGE
                                                             SHARES     PRICE RANGE     PRICE
                                                             -------   -------------   --------
Common Stock Grants:
Outstanding, January 1, 2000...............................    8,170   $39.88-$41.88    $40.40
  Granted..................................................    1,384   $41.31-$42.88    $42.74
  Canceled.................................................     (500)     $41.88        $41.88
                                                             -------
Outstanding, December 31, 2000.............................    9,054   $39.88-$42.88    $40.68
  Canceled.................................................   (1,033)  $41.88-$42.88    $41.99
                                                             -------
Outstanding, December 31, 2001.............................    8,021   $39.88-$42.88    $40.51
  Granted..................................................    5,949   $42.03-$42.03    $42.03
  Canceled.................................................     (660)  $41.88-$42.88    $42.40
  Exercised................................................   (6,020)  $39.88-$39.88    $39.88
                                                             -------
Outstanding Stock Grants, December 31, 2002................    7,290   $41.31-$42.88    $42.10
                                                             -------
Outstanding Stock Units, December 31, 2002.................   98,613   $39.88-$48.22    $43.96
                                                             -------
Shares Available for Grant At December 31, 2002............  388,077
                                                             =======

     As required by SFAS No. 123, Accounting for Stock Based Compensation, the Company has estimated the fair value of its option grants by using the binomial options pricing model with the following assumptions:

                                                                  YEAR ENDED
                                                                 DECEMBER 31,
                                                              ------------------
                                                              2002   2001   2000
                                                              ----   ----   ----
Expected life (years).......................................     7      7      7
Risk-free interest rate.....................................   4.5%   5.0%   5.5%
Volatility..................................................  27.0%  21.0%  21.1%
Dividend yield..............................................   1.5%   1.4%   1.6%

     As discussed in Note 2, the Company applies the provisions of APB 25 to account for its stock option plans. If compensation expense for the Company were determined on the estimated fair value of the options granted consistent with SFAS No. 123, the Company's net income and earnings per share would have been as follows:

                                                                    YEAR ENDED DECEMBER 31,
                                                           -----------------------------------------
                                                             2002            2001             2000
                                                           --------         -------         --------
                                                           (IN THOUSANDS, EXCEPT EARNINGS PER SHARE)
Pro forma net income.....................................  $30,112          $6,305          $31,853
Pro forma earnings per share:
  Basic..................................................  $  1.42          $ 0.30          $  1.46
  Diluted................................................  $  1.40          $ 0.30          $  1.46

     The Company maintains employee stock purchase plans (the "Purchase Plans") that allow eligible employees to authorize payroll deductions for the periodic purchase of the Company's common stock at a price generally equal to 85 percent of the common stock's then fair market value. In general, all employees of the Company and its subsidiaries are eligible to participate in the Purchase Plans following their respective hire dates. Subject to appropriate adjustment for stock splits and other capital changes, the Company may sell

                         PULITZER INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
          YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000 -- (CONTINUED)

13. COMMON STOCK PLANS -- CONTINUED

a total of 600,000 shares of its common stock under the Purchase Plans. Shares sold under the Purchase Plans may be either authorized and unissued or held by the Company in its treasury. The Company sold and issued 19,712, 14,080 and 26,280 shares of common stock under the Purchase Plans for 2002, 2001, and 2000, respectively.

14. EARNINGS PER SHARE

     Weighted average shares of common and Class B common stock and common stock equivalents used in the calculation of basic and diluted earnings per share are summarized as follows:

                                                              YEAR ENDED DECEMBER 31,
                                                              ------------------------
                                                               2002     2001     2000
                                                              ------   ------   ------
                                                                   (IN THOUSANDS)
Weighted average shares outstanding (Basic EPS).............  21,279   21,192   21,757
Stock option equivalents....................................     168      172       29
                                                              ------   ------   ------
Weighted average shares and equivalents (Diluted EPS).......  21,447   21,364   21,786
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

15. COMMITMENTS AND CONTINGENCIES

CAPITAL COMMITMENTS

     At December 31, 2002, the Company and its subsidiaries had construction and equipment commitments of approximately $4.5 million.

INVESTMENT COMMITMENTS

     At December 31, 2002, the Company had an unfunded capital contribution commitment related to a limited partnership in which it is an investor of up to $9.1 million.

                         PULITZER INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
          YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000 -- (CONTINUED)

15. COMMITMENTS AND CONTINGENCIES -- CONTINUED

RENTAL EXPENSE AND LEASE COMMITMENTS

     Rental expense for 2002, 2001 and 2000 amounted to $2.8 million, $2.5 million and $1.7 million, respectively. Approximate future minimum annual real estate lease payments are as follows:

                                                              (IN THOUSANDS)
2003........................................................      $1,933
2004........................................................         914
2005........................................................         663
2006........................................................         535
2007........................................................         317
Later years.................................................         762
                                                                  ------
  Total.....................................................      $5,124

TAX CONTINGENCY

     Pursuant to an Amended and Restated Agreement and Plan of Merger, dated as of May 25, 1998 (the "Merger Agreement"), by and among Pulitzer Publishing Company ("Old Pulitzer"), the Company and Hearst-Argyle Television, Inc. ("Hearst-Argyle") on March 18, 1999, Hearst-Argyle acquired, through the merger (the "Merger") of Old Pulitzer with and into Hearst-Argyle, Old Pulitzer's television and radio broadcasting operations (collectively, the "Broadcasting Business") in exchange for the issuance to Old Pulitzer's stockholders of 37,096,774 shares of Hearst-Argyle's Series A common stock. Old Pulitzer's Broadcasting Business consisted of nine network-affiliated television stations and five radio stations owned and operated by Pulitzer Broadcasting Company and its wholly owned subsidiaries. Prior to the Merger, Old Pulitzer's newspaper publishing and related new-media businesses were contributed to the Company in a tax-free "spin-off" to Old Pulitzer stockholders (the "Spin-off"). The Merger and Spin-off are collectively referred to as the "Broadcast Transaction."

     In October, 2001 the Internal Revenue Service ("IRS") formally proposed that Old Pulitzer's taxable income for the tax year ended March 18, 1999 be increased by approximately $80.4 million based on the assertion that Old Pulitzer was required to recognize a taxable gain in that amount as a result of the Spin-off. The Company is obligated under the Merger Agreement to indemnify Hearst-Argyle against any tax liability attributable to the Spin-off and has the right to control any proceedings relating to the determination of such tax liability.

     The Company does not believe that Old Pulitzer realized any taxable gain in connection with the Spin-off and has contested the IRS' proposed increase in a formal written protest filed with the Appeals Office of the IRS in January, 2002 While there can be no assurance that the Company will completely prevail in its position, it believes that the IRS' position is not supported by the facts or applicable legal authorities and intends to vigorously contest the IRS' determination. It thus has not accrued any liability in connection with this matter. If the IRS were completely successful in its proposed adjustment, the Company's indemnification obligation would be approximately $29.3 million, plus applicable interest. Any indemnification payment would be recorded as an adjustment to additional paid-in capital.

     On August 30, 2002, the Company, on behalf of Old Pulitzer, filed with the IRS amended federal corporate income tax returns for the years ended December 1997 and 1998 and March 1999 in which refunds of tax in the aggregate amount of approximately $8.1 million, plus interest, were claimed. These refund claims were based on the Company's contention that Old Pulitzer was entitled to deduct certain fees and expenses

                         PULITZER INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
          YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000 -- (CONTINUED)

15. COMMITMENTS AND CONTINGENCIES -- CONTINUED

which it had not previously deducted and which Old Pulitzer had incurred in connection with its investigation of several strategic alternatives and potential transactions prior to its decision to proceed with the Broadcast Transaction in March 1999. Under the Merger Agreement, the Company is entitled to any amounts recovered from the IRS as a result of these refund claims, although there can be no assurance that the IRS will approve all or any portion of these refund claims. Pending IRS review, no receivable has been recognized in connection with these refund claims. Any funds received for income tax refunds would be recorded as an adjustment to additional paid-in-capital.

PD LLC OPERATING AGREEMENT CONTINGENT PAYMENTS

     See Note 3 regarding certain obligations of PD LLC and the Company in respect of the Venture.

LEGAL CONTINGENCIES

     In February 1998 a group of independent newspaper dealers engaged in the business of reselling the Post-Dispatch in vending machines and to retail establishments filed suit against the Company in the Missouri Circuit Court, Twenty-Second Judicial Circuit (St. Louis City). The court has dismissed four of the six counts in the suit. In the remaining counts, the plaintiffs allege that the Company's actions have tortiously interfered with their business expectancy of being able to sell their branches, and constituted malicious trespass on their intangible property by, among other things, allegedly reducing the value of their routes. The plaintiffs seek punitive damages with respect to the tortious interference count and statutory double damages if they should prevail on the malicious trespass count. The plaintiffs cite as harmful acts the Company's purchase of various home delivery routes and branches, the Company's home subscription pricing compared to its single copy pricing, and allegedly more favorable rates, fees and allowances that the Company provides to its carriers and other branch dealers. The Company has filed a motion to dismiss the remaining two counts in the case. The Company has denied any liability, is vigorously defending the suit and believes that it has meritorious defenses, and, therefore, has not accrued a liability in connection with this lawsuit. While the ultimate outcome of litigation cannot be predicted with certainty, management, based on its understanding of the facts, does not believe the ultimate resolution of these matters will have a materially adverse effect on the Company's consolidated financial position. However, depending upon the period of resolution, such effects could be material to the consolidated financial results of an individual period.

     The Company has been involved, from time to time, in various claims and lawsuits incidental to the ordinary course of its business, including such matters as libel, slander and defamation actions, complaints alleging discrimination, and product distribution practices. While the ultimate outcome of litigation cannot be predicted with certainty, management, based on its understanding of the facts, does not believe the ultimate resolution of these matters will have a material adverse effect on the Company's consolidated financial position or results of operations. However, depending upon the period of resolution, such effects could be material to the consolidated financial results of an individual period.

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

                         PULITZER INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
          YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000 -- (CONTINUED)

16. FAIR VALUE OF FINANCIAL INSTRUMENTS -- CONTINUED

     Cash and Cash Equivalents, Marketable Securities, Accounts Receivable and Accounts Payable -- The carrying amounts of these items are a reasonable estimate of their fair value.

     Long-Term Debt and Interest Rate Swap -- Interest rates that are currently available to the Company for issuance of debt with similar terms and remaining maturities are used to estimate fair value for the Company's long-term debt. As of December 31, 2002, the fair-values were:

                                                              CARRYING VALUE   FAIR VALUE
                                                              --------------   ----------
                                                                    (IN THOUSANDS)
Long-term debt..............................................     $313,009       $330,366
Interest rate swap (asset)..................................       (7,009)        (7,009)
                                                                 --------       --------
Total.......................................................     $306,000       $323,357
                                                                 ========       ========

     The fair value estimates presented herein are based on pertinent information available to management as of year-end 2002. Although management is not aware of any facts that would significantly affect the estimated fair value amounts, such amounts have not been comprehensively revalued for purposes of these financial statements since that date, and current estimates of fair value may differ from the amounts presented herein.

17. NEWSPAPER PUBLISHING REVENUES

     The Company's consolidated newspaper publishing revenues from continuing operations consist of the following for the years ended:

                                                                 YEAR ENDED DECEMBER 31,
                                                              ------------------------------
                                                                2002       2001       2000
                                                              --------   --------   --------
                                                                      (IN THOUSANDS)
Combined St. Louis Operations...............................  $298,543   $299,776   $289,453
Pulitzer Newspapers, Inc....................................   117,417    113,730    107,706
                                                              --------   --------   --------
     Total..................................................  $415,960   $413,506   $397,159
                                                              ========   ========   ========

18. QUARTERLY FINANCIAL DATA (UNAUDITED)

     Operating results for the years ended December 31, 2002 and 2001 by quarters are as follows:

                                           FIRST      SECOND     THIRD      FOURTH
                                          QUARTER    QUARTER    QUARTER    QUARTER     TOTAL
                                          --------   --------   --------   --------   --------
                                               (IN THOUSANDS, EXCEPT EARNINGS PER SHARE)
2002
OPERATING REVENUES -- NET...............  $100,043   $103,997   $103,541   $108,379   $415,960
NET INCOME..............................  $  6,823   $  6,973   $  8,672   $ 12,231   $ 34,699
BASIC EARNINGS PER SHARE OF STOCK (Note
  14):..................................  $   0.32   $   0.33   $   0.41   $   0.57   $   1.63
                                          ========   ========   ========   ========   ========
DILUTED EARNINGS PER SHARE OF STOCK
  (Note 14):............................  $   0.32   $   0.32   $   0.40   $   0.57   $   1.62
                                          ========   ========   ========   ========   ========

                         PULITZER INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
          YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000 -- (CONTINUED)

18. QUARTERLY FINANCIAL DATA (UNAUDITED) -- CONTINUED


                                           FIRST      SECOND     THIRD      FOURTH
                                          QUARTER    QUARTER    QUARTER    QUARTER     TOTAL
                                          --------   --------   --------   --------   --------
                                               (IN THOUSANDS, EXCEPT EARNINGS PER SHARE)
2001
OPERATING REVENUES -- NET...............  $101,417   $107,572   $100,204   $104,313   $413,506
INCOME FROM CONTINUING OPERATIONS.......     4,318      4,066        892      3,010     12,286
INCOME (LOSS) FROM DISCONTINUED
  OPERATIONS............................    (2,163)       (84)       656        (33)    (1,624)
NET INCOME..............................  $  2,155   $  3,982   $  1,548   $  2,977   $ 10,662
BASIC EARNINGS PER SHARE OF STOCK (Note
  14):
  Continuing operations.................  $   0.20   $   0.19   $   0.04   $   0.14   $   0.58
  Discontinued operations...............     (0.10)      0.00       0.03       0.00      (0.08)
                                          --------   --------   --------   --------   --------
  Earnings Per Share....................  $   0.10   $   0.19   $   0.07   $   0.14   $   0.50
                                          ========   ========   ========   ========   ========
DILUTED EARNINGS (LOSS) PER SHARE OF
  STOCK (Note 14):
  Continuing operations.................  $   0.20   $   0.19   $   0.04   $   0.14   $   0.58
  Discontinued operations...............     (0.10)      0.00       0.03       0.00      (0.08)
                                          --------   --------   --------   --------   --------
  Earnings Per Share....................  $   0.10   $   0.19   $   0.07   $   0.14   $   0.50
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

                                *  *  *  *  *  *

                          INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Stockholders of Pulitzer Inc.:

     We have audited the consolidated financial statements of Pulitzer Inc. and its subsidiaries (the "Company") as of December 31, 2002 and 2001, and for each of the three years in the period ended December 31, 2002, and have issued our report thereon dated February 12, 2003 (which expresses an unqualified opinion and includes an explanatory paragraph referring to the adoption of a new accounting principle); such report is included elsewhere in this Form 10-K. Our audits also included the consolidated financial statement schedule of Pulitzer Inc. and its subsidiaries, listed in the accompanying index at Item 15(a)2.(ii). This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits. In our opinion, such consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/  DELOITTE & TOUCHE LLP

Saint Louis, Missouri
February 12, 2003

                                                                     SCHEDULE II

                         PULITZER INC. AND SUBSIDIARIES

           SCHEDULE II -- VALUATION & QUALIFYING ACCOUNTS & RESERVES

               FOR THE YEARS ENDED DECEMBER 31, 2002, 2001 & 2000

                                       BALANCE AT   CHARGED TO   CHARGED TO                    BALANCE
                                       BEGINNING     COSTS &       OTHER                      AT END OF
DESCRIPTION                            OF PERIOD     EXPENSES     ACCOUNTS    DEDUCTIONS       PERIOD
-----------                            ----------   ----------   ----------   ----------      ---------
                                                                (IN THOUSANDS)
YEAR ENDED DECEMBER 31, 2002
Valuation Accounts:
  Allowance for Doubtful Accounts....    $6,024       $5,206       $  506(a)   $  7,732(b)     $4,004
Reserves:
  Accrued (Prepaid) Medical Plan.....      (207)       5,738                      8,561(c)     (3,030)
  Workers Compensation...............     2,592        2,518                      2,856         2,254
YEAR ENDED DECEMBER 31, 2001
Valuation Accounts:
  Allowance for Doubtful Accounts....    $2,587       $6,968       $  338(a)   $  3,869(b)     $6,024
Reserves:
  Accrued (Prepaid) Medical Plan.....       916        3,971                      5,094(c)       (207)
  Workers Compensation...............     1,194        3,403                      2,005         2,592
YEAR ENDED DECEMBER 31, 2000
Valuation Accounts:
  Allowance for Doubtful Accounts
     Continuing Operations...........    $2,362       $3,377       $  336(a)   $  3,488(b)     $2,587
Reserves:
  Accrued Medical Plan...............     1,106        4,663                      4,853(c)        916
  Workers Compensation...............     1,524        1,531                      1,861         1,194

---------------
(a) Accounts reinstated, cash recoveries.

(b) Accounts written off

(c) Amount represents:

                                                   2002     2001     2000
                                                  ------   ------   ------
Claims paid.....................................  $6,291   $4,350   $4,056
Prepaid contributions...........................   1,460        0        0
Service fees....................................     810      744    1,030
Cash refunds....................................       0        0     (233)
                                                  ------   ------   ------
                                                  $8,561   $5,094   $4,853
                                                  ======   ======   ======

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     Not applicable.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information set forth under the caption "Management" in the Company's definitive Proxy Statement to be used in connection with the 2003 Annual Meeting of Stockholders is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION

     The information set forth under the caption "Executive Compensation" in the Company's definitive Proxy Statement to be used in connection with the 2003 Annual Meeting of Stockholders is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information set forth under the caption "Principal Stockholders" in the Company's definitive Proxy Statement to be used in connection with the 2003 Annual Meeting of Stockholders is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information set forth under the caption "Compensation Committee Interlocks and Insider Participation" in the Company's definitive Proxy Statement to be used in connection with the 2003 Annual Meeting of Stockholders is incorporated herein by reference.

ITEM 14. CONTROLS AND PROCEDURES

     Within the 90 days prior to the date of this report, the Company's management, including the President and Chief Executive Officer and Senior Vice President-Finance, carried out an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based upon that evaluation, the Company's President and Chief Executive Officer and Senior Vice President-Finance concluded that the Company's disclosure controls and procedures are effective in alerting them to material information, on a timely basis, required to be included in the Company's periodic SEC filings. There have been no significant changes in the Company's internal controls or in other factors which could significantly affect internal controls subsequent to the date the Company's management carried out its evaluation.

                                    PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)  DOCUMENT LIST

     1. Financial Statements

          The following financial statements are set forth in Part II, Item 8 of this Annual Report.

     PULITZER INC. AND SUBSIDIARIES:

        (i) Independent Auditors' Report.

        (ii) Consolidated Statements of Income for each of the Three Years in the Period Ended December 31, 2002.

        (iii) Consolidated Statements of Financial Position at December 31, 2002, and December 31, 2001.

        (iv) Consolidated Statements of Stockholders' Equity for each of the Three Years in the Period Ended December 31, 2002.

        (v) Consolidated Statements of Cash Flows for each of the Three Years in the Period Ended December 31, 2002.

        (vi) Notes to Consolidated Financial Statements for each of the Three Years in the Period Ended December 31, 2002.

     2. Supplementary Data and Financial Statement Schedules

        (i) Supplementary unaudited data with respect to quarterly results of operations is set forth in Part II, Item 8 of this Annual Report.

        (ii) Financial Statement Schedule II - Valuation and Qualifying Accounts and Reserves, and opinion thereon are set forth in Part II, Item 8 of this Annual Report.

     All other schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and, therefore, have been omitted.

     3. Exhibits Required by Securities and Exchange Commission Regulation S-K

     (a) The following exhibits are filed as part of this Annual Report:

EXHIBIT NO.
-----------
    10.5.8    --   Amendment, dated January 29, 2003, to the Pulitzer Inc.
                   Supplemental Executive Benefit Pension Plan.
    10.39.1   --   Amendment 2002-1 of the Pulitzer Inc. Annual Incentive Plan.
    10.42     --   Robert C. Woodworth Restricted Stock Unit Award dated as of
                   December 11, 2002.
    10.43     --   Robert C. Woodworth Restricted Stock Unit Award dated as of
                   February 21, 2003.
    10.44     --   Form of Stock Option Award for Robert C. Woodworth and Alan
                   G. Silverglat dated as of February 21, 2003.
    21        --   Subsidiaries of Registrant.
    22        --   Independent Auditors' Consent.
    24        --   Power of Attorney.
    99.1      --   Certification by Robert C. Woodworth, President and Chief
                   Executive Officer of Pulitzer Inc., pursuant to 18 U.S.C.
                   Section 1350, as adopted pursuant to Section 906 of the
                   Sarbanes-Oxley Act of 2002, in connection with Pulitzer
                   Inc.'s Annual Report on Form 10-K for the year ended
                   December 29, 2002.
    99.2      --   Certification by Alan G. Silverglat, Senior Vice
                   President-Finance of Pulitzer Inc., pursuant to 18 U.S.C.
                   Section 1350, as         adopted pursuant to Section 906 of
                   the Sarbanes-Oxley Act of 2002, in connection with Pulitzer
                   Inc.'s Annual Report on Form 10-K for the year ended
                   December 29, 2002.

     (b) The following exhibits are incorporated herein by reference:

EXHIBIT NO.
-----------
    3.1       --   Restated Certificate of Incorporation of Pulitzer Inc.
                   (viii)
    3.2       --   Amended and Restated By-laws of Pulitzer Inc. (xv)

EXHIBIT NO.
-----------
    4.1       --   Form of Pulitzer Inc. Common Stock Certificate. (viii)
    9.1       --   Pulitzer Inc. Voting Trust Agreement, dated as of March 18,
                   1999, between the holders of voting trust certificates and
                   Michael E. Pulitzer, Emily Rauh Pulitzer, Ronald H. Ridgway,
                   Cole C. Campbell, David E. Moore and Robert C. Woodworth.
                   (ix)
   10.1       --   Agreement, dated March 1, 1961, effective January 1, 1961, between The Pulitzer Publishing Company, a Missouri
                   corporation, and the Globe-Democrat Publishing Company, as amended on September 4, 1975, April 12, 1979 and December
                   22, 1983. (viii)
   10.2.1     --   Amended and Restated Joint Operating Agreement, dated
                   December 22, 1988, between Star Publishing Company and
                   Citizen Publishing Company. (viii)
   10.2.2     --   Partnership Agreement, dated December 22, 1988, between Star
                   Publishing Company and Citizen Publishing Company. (viii)
   10.3.1     --   Amendment, dated September 16, 1997, to Pulitzer Retirement
                   Savings Plan.(v)
   10.3.2     --   Amendment, dated January 28, 1997, to Pulitzer Retirement
                   Savings Plan.(iv)
   10.3.3     --   Amendment, dated October 30, 1996, to Pulitzer Retirement
                   Savings Plan.(iv)
   10.3.4     --   Amendment, dated July 31, 1996, to Pulitzer Retirement
                   Savings Plan.(iv)
   10.3.5     --   Amendment, dated October 25, 1995, to Pulitzer Retirement
                   Savings Plan.(iv)
   10.3.6     --   Amendment, dated October 25, 1995, to Pulitzer Retirement
                   Savings Plan.(ii)
   10.3.7     --   Amendment, dated January 24, 1995, to Pulitzer Retirement
                   Savings Plan.(i)
   10.3.8     --   Amended and Restated Pulitzer Retirement Savings Plan.(i)
   10.4.1     --   Amendment, dated October 25, 1995, to Pulitzer Publishing
                   Company Pension Plan.(iv)
   10.4.2     --   Amended and Restated Pulitzer Publishing Company Pension
                   Plan.(i)
   10.5.1     --   Amendment, dated October 29, 1997, to Pulitzer Publishing
                   Company Supplemental Executive Benefit Pension Plan. (viii)
   10.5.2     --   Amendment, dated June 23, 1992, to Pulitzer Publishing
                   Company Supplemental Executive Benefit Pension Plan. (viii)
   10.5.3     --   Amendment, dated January 1, 1992, to Pulitzer Publishing
                   Company Supplemental Executive Benefit Pension Plan. (viii)
   10.5.4     --   Amendment, dated January 18, 1990, to Pulitzer Publishing
                   Company Supplemental Executive Benefit Pension Plan. (viii)
   10.5.5     --   Amendment, dated October 26, 1989, to Pulitzer Publishing
                   Company Supplemental Executive Benefit Pension Plan. (viii)
   10.5.6     --   Amendment, dated November 6, 1987, to Pulitzer Publishing
                   Company Supplemental Executive Benefit Pension Plan. (viii)
   10.5.7     --   Pulitzer Publishing Company Supplemental Executive Benefit
                   Pension Plan dated March 18, 1986. (viii)
   10.6       --   Employment Agreement, dated October 1, 1986, between the
                   Pulitzer Publishing Company and Joseph Pulitzer, Jr. (viii)
   10.7       --   Stock Purchase Agreement by and among Pulitzer Publishing
                   Company and Mr. Edward W. Scripps, Mrs. Betty Knight
                   Scripps, and the Edward W. Scripps and Betty Knight Scripps
                   Charitable Remainder Unitrust dated as of May 4, 1996.(iii)
   10.8       --   Split Dollar Life Insurance Agreement, dated December 27,
                   1996, between Pulitzer Publishing Company and Richard A.
                   Palmer, Trustee of the Michael E. Pulitzer 1996 Life
                   Insurance Trust.(iv)

EXHIBIT NO.
-----------
   10.9       --   Split Dollar Life Insurance Agreement, dated December 31,
                   1996, between Pulitzer Publishing Company and Rebecca H.
                   Penniman and Nicholas G. Penniman V, Trustees of the
                   Nicholas G. Penniman IV Irrevocable 1996 Trust.(iv)
   10.10      --   Amended and Restated Agreement and Plan of Merger by and
                   among Pulitzer Publishing Company, Pulitzer Inc. and
                   Hearst-Argyle Television, Inc., dated as of May 25,
                   1998.(vi)
   10.11      --   Contribution and Assumption Agreements, dated as of March
                   18, 1999 by and between Pulitzer Publishing Company and
                   Pulitzer Inc. (ix)
   10.12      --   Letter Agreement, dated May 25, 1998, by and among Pulitzer
                   Publishing Company, Pulitzer Inc. and Hearst-Argyle
                   Television, Inc. (viii)
   10.13      --   Letter Agreement, dated March 18, 1999, between Pulitzer
                   Inc. and Emily Rauh Pulitzer. (ix)
   10.14      --   Letter Agreement, dated March 18, 1999, between Pulitzer
                   Inc. and David E. Moore. (ix)
   10.15      --   Pulitzer Inc. Registration Rights Agreement. (ix)
   10.16      --   Pulitzer Inc. 1999 Key Employees' Restricted Stock Purchase
                   Plan. (viii)
   10.17      --   Pulitzer Inc. 1999 Stock Option Plan. (viii)
   10.18      --   Pulitzer Inc. 1999 Employee Stock Purchase Plan. (viii)
   10.19      --   Employment Agreement, dated December 18, 1998, between
                   Pulitzer Inc. and Robert C. Woodworth. (vii)
   10.20      --   Employment Agreement, dated August 26, 1998 between Pulitzer
                   Inc. and Terrance C.Z. Egger. (viii)
   10.21      --   Employment and Consulting Agreement, dated as of June 1,
                   1999, between Pulitzer Inc. and Michael E. Pulitzer. (x)
   10.22      --   Employment Agreement, dated as of June 1, 1999, between
                   Pulitzer Inc. and Ronald H. Ridgway. (x)
   10.23      --   Split Dollar Life Insurance Agreement, dated as of June 16,
                   1999, by and among Pulitzer Inc. and James E. Elkins and
                   Diana K. Walsh. (x)
   10.24      --   Split Dollar Life Insurance Agreement, dated as of June 24,
                   1999, by and among Pulitzer Inc. and Tansy K. Ridgway and
                   Brian H. Ridgway. (x)
   10.25      --   Asset Purchase Agreement, as of October 4, 1999, by and
                   between The Chronicle Publishing Company and Pulitzer Inc.
                   (x)
   10.26      --   Joint Venture Agreement, dated as of May 1, 2000, among
                   Pulitzer Inc., Pulitzer Technologies, Inc., The Herald
                   Company, Inc. and St. Louis Post-Dispatch LLC. (xi)
   10.27      --   Operating Agreement of St. Louis Post-Dispatch LLC, dated as of May 1, 2000. (xi)
   10.28      --   Indemnity Agreement, dated as of May 1, 2000, between The
                   Herald Company, Inc. and Pulitzer Inc. (xi)
   10.29      --   St. Louis Post-Dispatch LLC Note Agreement, dated as of May
                   1, 2000. (xii)
   10.30      --   Pulitzer Inc. Guaranty Agreement, dated as of May 1, 2000.
                   (xii)
   10.31      --   License Agreement, dated as of May 1, 2000, by and between
                   Pulitzer Inc. and St. Louis Post-Dispatch LLC. (xii)
   10.32      --   Non-Confidentiality Agreement, dated as of May 1, 2000.
                   (xii)
   10.33      --   Asset Sale and Purchase Agreement among Journal Register
                   Company, Journal Register East, Inc., Suburban Newspapers of
                   Greater St. Louis, LLC, Journal Company, Inc. and Pulitzer
                   Inc. and SLSJ LLC dated as of June 24, 2000. (xiii)
   10.34      --   Pulitzer Inc. Deferred Compensation Plan. (xiv)
   10.35      --   Pulitzer Inc. 2000 Stock Purchase Plan, as Amended and
                   Restated. (xiv)

EXHIBIT NO.
-----------
   10.36      --   Robert C. Woodworth Restricted Stock Unit Award dated
                   December 11, 2000. (xiv)
   10.37      --   Amendment No. 1 dated as of June 1, 2001, to Operating
                   Agreement of St. Louis Post-Dispatch LLC, dated May 1, 2000.
                   (vx)
   10.38      --   Pulitzer Inc. Executive Transition Plan. (xvi)
   10.39      --   Pulitzer Inc. Annual Incentive Compensation Plan. (xvi)
   10.40      --   Robert C. Woodworth Restricted Stock Unit Award dated as of
                   December 6, 2001 (xvii)
   10.41      --   Split Dollar Life Insurance Agreement Dated as of January
                   24, 2002, by and among Pulitzer, Inc. and Robert C Woodworth
                   (xvii)

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

(xiii) Incorporated by reference to Pulitzer Inc.'s Quarterly Report on Form
       10-Q for the quarterly period           ended June 25, 2000.

(xiv) Incorporated by reference to Pulitzer Inc.'s Annual Report on Form 10-K for the fiscal year ended December 31, 2000.

(xv) Incorporated by reference to Pulitzer Inc.'s Quarterly Report on Form 10-Q for the quarterly period ended July 1, 2001.

(xvi) Incorporated by reference to Pulitzer Inc.'s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2001.

(xvii) Incorporated by reference to Pulitzer Inc.'s Annual Report on Form 10-K for the fiscal year ended December 30, 2001.

(a) REPORTS ON FORM 8-K.

     The Company did not file any Current Reports on Form 8-K during the fourth quarter of 2002.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 29th day of January, 2003.

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

                  SIGNATURE                                    TITLE                        DATE
                  ---------                                    -----                        ----

           /s/ ROBERT C. WOODWORTH             Director; President and Chief          January 29, 2003
---------------------------------------------    Executive Officer (Principal
            (Robert C. Woodworth)                Executive Officer)

           /s/ ALAN G. SILVERGLAT              Senior Vice President -- Finance       January 29, 2003
---------------------------------------------    (Principal Financial and Accounting
            (Alan G. Silverglat)                 Officer)

                WILLIAM BUSH*                  Director                               January 29, 2003
---------------------------------------------
               (William Bush)

             SUSAN T. CONGALTON*               Director                               January 29, 2003
---------------------------------------------
            (Susan T. Congalton)

               KEN J. ELKINS*                  Director                               January 29, 2003
---------------------------------------------
               (Ken J. Elkins)

               ALICE B. HAYES*                 Director                               January 29, 2003
---------------------------------------------
              (Alice B. Hayes)

               DAVID E. MOORE*                 Director                               January 29, 2003
---------------------------------------------
              (David E. Moore)

            EMILY RAUH PULITZER*               Director                               January 29, 2003
---------------------------------------------
            (Emily Rauh Pulitzer)

            MICHAEL E. PULITZER*               Director; Chairman                     January 29, 2003
---------------------------------------------
            (Michael E. Pulitzer)

             RONALD H. RIDGWAY*                Director                               January 29, 2003
---------------------------------------------
             (Ronald H. Ridgway)

           JAMES M. SNOWDEN, JR.*              Director                               January 29, 2003
---------------------------------------------
           (James M. Snowden, Jr.)

                                          By:    /s/ ALAN G. SILVERGLAT
                                            ------------------------------------
                                                    Alan G. Silverglat*
                                                      attorney-in-fact

                               302 CERTIFICATIONS

         I, Robert C. Woodworth, certify that:

         1. I have reviewed this annual report on Form 10-K of Pulitzer Inc.;

         2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

         3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

         4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

         a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

         b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

         c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

         5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

         a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

         6. The registrant's other certifying officer and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


         Date: March 25, 2003              /s/ Robert C. Woodworth
                                           -----------------------
                                           Robert C. Woodworth
                                           President and Chief Executive Officer

                               302 CERTIFICATIONS

         I, Alan G. Silverglat, certify that:

         1. I have reviewed this annual report on Form 10-K of Pulitzer Inc.;

         2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

         3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

         4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

         a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

         b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

         c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

         5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

         a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

         6. The registrant's other certifying officer and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


         Date: March 25, 2003                      /s/ Alan G. Silverglat
                                                   ----------------------
                                                   Alan G. Silverglat
                                                   Senior Vice President-Finance

                                 PULITZER INC.

                 REPORT ON FORM 10-K FOR THE FISCAL YEAR ENDED

                               DECEMBER 31, 2002

                                 EXHIBIT INDEX


    10.5.8    Amendment, dated January 29, 2003, to the Pulitzer Inc.
              Supplemental Executive Benefit Pension Plan.

    10.39.1   Amendment 2002-1 of the Pulitzer Inc. Annual Incentive Plan.

    10.42     Robert C. Woodworth Restricted Stock Unit Award dated as of
              December 11, 2002.

    10.43     Robert C. Woodworth Restricted Stock Unit Award dated as of
              February 21, 2003.

    10.44     Form of Stock Option Award for Robert C. Woodworth and Alan
              G. Silverglat dated as of February 21, 2003.

    21        Subsidiaries of Registrant.

    22        Independent Auditors' Consent.

    24        Power of Attorney.

    99.1      Certification by Robert C. Woodworth, President and Chief
              Executive Officer of Pulitzer Inc., pursuant to 18 U.S.C.
              Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, in connection with Pulitzer
              Inc.'s Annual Report on Form 10-K for the year ended
              December 29, 2002.

    99.2      Certification by Alan G. Silverglat, Senior Vice
              President-Finance of Pulitzer Inc., pursuant to 18 U.S.C.
              Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, in connection with Pulitzer
              Inc.'s Annual Report on Form 10-K for the year ended
              December 29, 2002.