Form 10-Q
period 2003-03-30
PULITZER INC
filed 2003-05-14
CIK 1068848

================================================================================

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

              (Mark One)

            /x/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


            For the quarterly period ended MARCH 30, 2003
                                           --------------

                                       OR

            / / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the transition period from                   to
                                     ------------------   -----------------


                         COMMISSION FILE NUMBER 1-14541
             ----------------------------------------------------------
                                  PULITZER INC.

             (Exact name of registrant as specified in its charter)
             ----------------------------------------------------------


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

          CLASS                                       OUTSTANDING 5/12/03

------------------------------------           ---------------------------------

      COMMON STOCK                                       9,556,927
  CLASS B COMMON STOCK                                  11,834,692

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

                YES /X /                            NO /  /

================================================================================

                          PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

PULITZER INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME

(UNAUDITED -- IN THOUSANDS, EXCEPT EARNINGS PER SHARE)

                                                                 First Quarter Ended
                                                              -----------------------------
                                                               March 30,          March 31,
                                                                 2003               2002
                                                                 ----               ----
OPERATING REVENUES:
    Advertising
        Retail                                                $ 27,208           $  28,751
        National                                                 6,821               6,377
        Classified                                              28,438              30,493
                                                              --------           ---------
            Subtotal                                            62,467              65,621
        Preprints                                               13,732              11,956
                                                              --------           ---------
            Total advertising                                   76,199              77,577
    Circulation                                                 20,196              20,462
    Other                                                        1,837               2,004
                                                              --------           ---------
                Total operating revenues                        98,232             100,043
                                                              --------           ---------

OPERATING EXPENSES:
    Payroll and other personnel expenses                        45,355              44,673
    Newsprint expense                                           10,205              10,810
    Depreciation                                                 3,682               3,733
    Amortization                                                 1,105               1,110
    Other expenses                                              25,092              26,886
                                                              --------           ---------
                Total operating expenses                        85,439              87,212
                                                              --------           ---------
  Equity in earnings of Tucson newspaper partnership             4,146               4,249
                                                              --------           ---------
  Operating income                                              16,939              17,080

  Interest income                                                  935               1,001
  Interest expense                                              (5,458)             (5,717)
  Net loss on marketable securities and investments               (750)               (750)
  Net other income (expense)                                        12                 (59)
                                                              --------           ---------
INCOME BEFORE PROVISION FOR INCOME
    TAXES                                                       11,678              11,555

PROVISION FOR INCOME TAXES                                       4,325               4,454

MINORITY INTEREST IN NET EARNINGS OF
   SUBSIDIARY                                                      297                 278
                                                              --------           ---------
NET INCOME                                                    $  7,056           $   6,823
                                                              ========           =========


BASIC EARNINGS PER SHARE OF STOCK:

  Earnings per share                                          $   0.33           $    0.32
                                                              ========           =========

  Weighted average number of shares outstanding                 21,346              21,234
                                                              ========           =========
DILUTED EARNINGS PER SHARE OF STOCK:

  Earnings per share                                          $   0.33           $    0.32
                                                              ========           =========
  Weighted average number of shares outstanding                 21,462              21,458
                                                              ========           =========


See notes to consolidated financial statements















                                                                     (Concluded)

PULITZER INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(UNAUDITED--- IN THOUSANDS)

                                                       First Quarter Ended
                                                    -------------------------
                                                    March 30,         March 31,
                                                      2003              2002
                                                      ----              ----

NET INCOME                                          $ 7,056           $6,823

OTHER COMPREHENSIVE INCOME (LOSS),
  NET OF TAX:
  Unrealized holding gains on marketable
      securities arising during the period              144                0
  Realized gains arising during the period              (25)               0
                                                    -------           ------
   Other comprehensive income items                     119                0
                                                    -------           ------
COMPREHENSIVE INCOME                                $ 7,175           $6,823
                                                    =======           ======





See notes to consolidated financial statements.

PULITZER INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF FINANCIAL POSITION

(UNAUDITED--- IN THOUSANDS)

                                                                    March 30,           Dec. 29,
                                                                      2003                2002
                                                                      ----                ----
ASSETS
CURRENT ASSETS:
  Cash and cash equivalents                                       $   61,858          $   81,517
  Marketable securities                                              125,876             112,877
  Trade accounts receivable (less allowance for doubtful
    accounts of $3,689 and $4,004)                                    47,472              53,771
  Inventory                                                            6,633               6,165
  Prepaid expenses and other                                          16,229              11,020
                                                                  ----------          ----------
              Total current assets                                   258,068             265,350
                                                                  ----------          ----------
PROPERTIES:

  Land                                                                 9,291               9,275
  Buildings                                                           68,349              66,932
  Machinery and equipment                                            154,079             152,727
  Construction in progress                                             6,952               6,142
                                                                  ----------          ----------
              Total                                                  238,671             235,076
  Less accumulated depreciation                                      120,603             117,074
                                                                  ----------          ----------
              Properties - net                                       118,068             118,002
                                                                  ----------          ----------
INTANGIBLE AND OTHER ASSETS:
  Intangible assets - net of accumulated amortization                835,449             835,929
  Restricted cash and investments                                     43,560              39,810
  Other                                                               29,734              28,155
                                                                  ----------          ----------
              Total intangible and other assets                      908,743             903,894
                                                                  ----------          ----------
                   TOTAL                                          $1,284,879          $1,287,246
                                                                  ==========          ==========



                                                                     (Continued)

PULITZER INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF FINANCIAL POSITION

(UNAUDITED--- IN THOUSANDS, EXCEPT SHARE DATA)

                                                                                 March 30,              Dec. 29,
                                                                                    2003                  2002
                                                                                    ----                  ----
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Trade accounts payable                                                       $     7,843           $     9,419
  Salaries, wages and commissions                                                   11,681                15,708
  Interest payable                                                                   4,560                 3,893
  Pension obligations                                                                1,749                 1,959
  Dividends payable                                                                  3,844                     0
  Income taxes payable                                                               4,124                   398
  Other                                                                             11,192                 8,425
                                                                               -----------           -----------
              Total current liabilities                                        $    44,993           $    39,802
                                                                               -----------           -----------

LONG-TERM DEBT                                                                     306,000               306,000
                                                                               -----------           -----------
PENSION OBLIGATIONS                                                                 25,968                36,085
                                                                               -----------           -----------
POSTRETIREMENT AND POSTEMPLOYMENT
  BENEFIT OBLIGATIONS                                                               68,963                67,992
                                                                               -----------           -----------

OTHER LONG-TERM LIABILITIES                                                         23,007                22,149
                                                                               -----------           -----------
COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
  Preferred stock, $.01 par value; 100,000,000 shares authorized;
    Issued and outstanding - none
  Common stock, $.01 par value; 100,000,000 shares authorized;
    Issued  9,521,246 in 2003 and 9,498,045 in 2002                                     95                    95
  Class B common stock, convertible, $.01 par value; 100,000,000
    Shares authorized; issued - 11,835,242 in 2003 and 2002                            118                   118
  Additional paid-in capital                                                       376,154               374,937
  Retained earnings                                                                450,026               450,653
  Accumulated other comprehensive loss                                             (10,244)              (10,363)
                                                                               -----------           -----------
              Total                                                                816,149               815,440
  Unamortized restricted stock                                                        (187)                 (208)
  Treasury stock - at cost;  330 shares of common
    stock in 2003 and 2002, and 0 shares of
      Class B common stock in 2003 and 2002                                            (14)                  (14)
                                                                               -----------           -----------
             Total stockholders' equity                                            815,948               815,218
                                                                               -----------           -----------
                   TOTAL                                                       $ 1,284,879           $ 1,287,246
                                                                               -----------           -----------

                                                                     (Concluded)


See notes to consolidated financial statements.

PULITZER INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED--- IN THOUSANDS)

                                                                                      First Quarter Ended
                                                                                  ------------------------------
                                                                                  March 30,            March 31,
                                                                                    2003                 2002
                                                                                    ----                 ----
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net Income                                                                      $  7,056           $   6,823
  Adjustments to reconcile net income to net cash provided by
    Operating activities:
    Depreciation                                                                     3,682               3,733
    Amortization                                                                     1,105               1,110
    (Gain) / Loss on sale of assets                                                    (25)                  0
    Changes in current assets and liabilities (net of the effects of the purchase and sale of properties) which provided (used) cash:
        Trade accounts receivable                                                    6,299               1,232
        Inventory                                                                     (468)                653
        Other assets                                                                (4,530)             (4,817)
        Trade accounts payable and accrued expenses                                 (2,168)             (3,414)
        Current portion of pension, postretirement & other
              Liabilities                                                            1,564              (5,079)
        Income taxes receivable/payable                                              4,430               5,600
                                                                                  --------           ---------
NET CASH FROM OPERATING ACTIVITIES                                                  16,945               5,841
                                                                                  --------           ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures                                                              (3,748)             (6,917)
  Purchase of newspaper properties and distribution businesses,
         net of cash acquired                                                         (625)             (4,188)
  Purchases of marketable securities                                               (68,237)                  0
  Sales of marketable securities                                                    55,032                   0
  Investment in joint ventures and limited partnerships                             (1,534)               (652)
  Increase in restricted cash and investments                                       (3,750)             (3,750)
  Discretionary funding of retirement obligations                                  (10,837)            (18,097)
                                                                                  --------           ---------
NET CASH FROM INVESTING ACTIVITIES                                                 (33,699)            (33,604)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Dividends paid                                                                    (3,840)             (3,714)
  Proceeds from exercise of stock options                                              711               1,542
  Proceeds from employee stock purchase plan                                           224                 459
  Purchase of treasury stock                                                             0                (143)
                                                                                  --------           ---------
NET CASH FROM FINANCING ACTIVITIES                                                  (2,905)             (1,856)
                                                                                  --------           ---------


NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                               (19,659)            (29,619)

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR                                      81,517             193,739
                                                                                  --------           ---------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                        $ 61,858           $ 164,120
                                                                                  ========           =========



SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Cash paid (received) during the period for:
    Interest paid                                                                 $  4,649           $   5,717
    Interest received                                                                 (804)             (1,088)
    Income taxes paid                                                                   23                   4
    Income tax refunds                                                                (126)             (1,064)

SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING
  AND FINANCING ACTIVITIES:
  Increase in dividends payable and decrease in retained earnings                 $  3,844           $   3,719







See notes to consolidated financial statements.


                                                                     (Concluded)

PULITZER INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Pulitzer Inc. (the "Company") reports on a fiscal year ending the last Sunday in the calendar year. In 2003, the Company's fiscal year began on December 30, 2002 and will end on December 28, 2003. For fiscal 2002, the Company's fiscal year began on December 31, 2001 and ended on December 29, 2002.

Basis of Consolidation - The consolidated financial statements include the accounts of the Company and its subsidiary companies, all of which are wholly-owned except for the Company's 95 percent interest in the results of operations of the St. Louis Post-Dispatch LLC and STL Distribution Services LLC, and 50 percent interest in the result of operations of the Tucson Newspaper Agency ("TNI"). All significant intercompany transactions have been eliminated from the consolidated financial statements.

Revenue Recognition - Advertising revenue is recognized when ads are published, online or in print. Circulation revenue is recognized when the newspaper is delivered to the customer. Other revenue is recognized when the product or service has been delivered.

Inventory Valuation - Inventory, which consists primarily of newsprint, is stated at the lower of cost or market. In fiscal 2002 the Company changed its method of determining the cost of newsprint inventories from the last-in, first-out ("LIFO") method to the first-in, first-out ("FIFO") method. The Company believes that the FIFO method better measures the current value of such inventories and provides a more appropriate matching of revenues and expenses. The effect of this change was immaterial to the consolidated financial results of the prior reporting periods of the Company and therefore did not require retroactive restatement of the results for those periods.

Interim Adjustments - In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the Company's consolidated financial position as of March 30, 2003 and March 31, 2002 and the results of operations and cash flows for the three-month periods ended March 30, 2003 and March 31, 2002. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended December 29, 2002. Consolidated results of operations and cash flows for interim periods are not necessarily indicative of the results to be expected for the full year.

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

                                                         First Quarter Ended
                                                        ------------------------
                                                        March 30,      March 31,
                                                          2003           2002
                                                          ----           ----
                                                           (In thousands)
Weighted average shares outstanding (Basic EPS)          21,346          21,234

Common stock equivalents                                    116             224
                                                         ------          ------
Weighted average shares outstanding and
    Common stock equivalents (Diluted EPS)               21,462          21,458
                                                         ======          ======

Common stock equivalents included in the diluted earnings per share calculation were determined using the treasury stock method. Under the treasury stock method, outstanding stock options are dilutive when the average market price of the Company's common stock exceeds the option exercise price during a period. In addition, proceeds from the assumed exercise of dilutive options along with the related tax benefit are assumed to be used to repurchase common shares at the average market price of such stock during the period.

Financing Arrangements - In 2001 and 2002 the Company entered into interest rate swap contracts to convert a portion of the Company's fixed interest rate cost to a variable rate. In 2002 the Company terminated interest rate swap contracts totaling $75.0 million in exchange for a cash payment of $5.0 million. The remaining $75.0 million interest rate swap is designated as a fair-value hedge. The Company continues to employ the shortcut method on the remaining interest rate swap. The Company initially recognized the $5.0 million cash receipt, representing the increased fair value of the long-term debt at the date of the swap terminations, as an increase in long-term liabilities with subsequent, ratable amortization as a reduction of interest expense over the remaining life of the original interest rate swap. As of March 30, 2003, approximately 24.5 percent of the Company's long-term interest cost is subject to variable rates compared to approximately 16.3 percent at the end of the first quarter of 2002.

New Accounting Pronouncements - In July 2001 the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 141, Business Combinations ("SFAS No. 141") and SFAS No. 142, Goodwill and Other Intangible Assets. SFAS No. 141 requires that all business combinations be accounted for under the purchase method. The statement further requires separate recognition of intangible assets that meet certain criteria. The statement applies to all business combinations initiated after June 30, 2001. The adoption of SFAS No. 141 did not have a material impact on the results of operations, financial position or liquidity of the Company.

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

SFAS No. 142, among other things, eliminates the amortization of goodwill and certain identified intangible assets. The Company will test intangible assets, including goodwill, that are not subject to amortization for impairment annually, or more frequently if events or changes in circumstances indicate that the asset might be impaired, using a two step impairment assessment. The first step of the impairment test identifies potential impairment and compares the fair value with its carrying amount, including goodwill. The Company evaluates impairment at each of its St. Louis, Pulitzer Newspapers, Inc. ("PNI"), and Tucson reporting units. If the fair value exceeds the carrying amount, goodwill is not considered impaired, and the second step of the impairment test is not necessary. If the carrying amount exceeds its fair value, the second step of the impairment test shall be performed to measure the amount of impairment loss, if any. In accordance with the transition provisions of SFAS No. 142, the Company conducted the first step of impairment tests as of the beginning of its 2002 fiscal year and performed subsequent annual impairment tests. The Company assessed the fair value by considering each reporting units' expected future cash flows, recent purchase prices paid for entities within its industry, and the Company's market capitalization. The Company's discounted cash flow evaluation utilizes a discount rate that corresponds to the Company's weighted average cost of capital. Given consideration of these factors, the Company concluded that the fair value of each reporting unit exceeded the carrying amounts of its net assets and, accordingly, no impairment loss was recognized. Subsequent impairments, if any, would be classified as an operating expense.

Upon adoption of SFAS No. 142, the transition provisions of SFAS No. 141 also became effective. These transition provisions specify criteria for determining whether an acquired intangible asset should be recognized separately from goodwill. Intangible assets that meet certain criteria will qualify for recording on the balance sheet and will be amortized in the income statement. Such intangible assets will be subject to a periodic impairment test based on estimated fair value. At the beginning of the Company's 2002 fiscal year, in accordance with provisions of SFAS No. 142, the Company reclassified the net carrying value of certain intangible assets in the amount of $41.0 million to goodwill.

In November 2002 FASB issued Financial Interpretation ("FIN") No. 45, Guarantors Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others. FIN No. 45 requires a guarantor to recognize, at the inception of the guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. It also provides additional guidance on the disclosure of the guarantees. The recognition and measurement provisions are effective for guarantees made or modified after December 31, 2002. The disclosure provisions are effective for fiscal periods ending after December 15, 2002, and have been implemented herein. The Company adopted the measurement provisions of FIN 45 as required in 2003 and it did not have a material impact on the consolidated financial statements.

In January 2003 FASB issued FIN No. 46, Consolidation of Variable Interest Entities. FIN No. 46 provides guidance surrounding consolidation based on controlling financial interest and provides new quantitative guidelines to various variable interest entities as defined in the statement. The interpretation applies immediately to variable interest entities created after January 31, 2003, and in the first fiscal year or interim period beginning after June 15, 2003 to variable interest entities acquired before February 1, 2003. Although the Company has not finalized its analysis of FIN No. 46, the Company does not believe it will be required to consolidate or disclose any information related to variable interest entities.

In December 2002 the FASB issued SFAS No. 148, Accounting for Stock-Based Compensation - Transition and Disclosure. This pronouncement amends FASB Statement No. 123, Accounting for Stock-Based Compensation,("SFAS No. 123") to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The required disclosures are included below.

Stock-Based Employee Compensation - The Company accounts for its stock-based employee compensation plans under the recognition and measurement principles of Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. No stock-based employee compensation cost is reflected in net income for stock options granted, as options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123, to stock-based employee compensation.

                                                                            Quarter Ended
                                                               ---------------------------------------
                                                                  March 30,                   March 31,
                                                                    2003                        2002
                                                                    ----                        ----
                                                                (In thousands, except earnings per share)

Net income, as reported                                         $   7,056                      $   6,823
Deduct: Total stock-based employee compensation
      expense determined under fair value based method
      for all awards, net of related tax effects                $   1,047                      $   1,414
                                                                ---------                      ---------

Net income, pro forma                                           $   6,009                      $   5,409

Basic earnings per common share
    As reported                                                 $    0.33                      $    0.32
    Pro forma                                                   $    0.28                      $    0.26

Diluted earnings per common share
    As reported                                                 $    0.33                      $    0.32
    Pro forma                                                   $    0.28                      $    0.25



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

Reclassifications - Certain reclassifications have been made to the 2002 consolidated financial statements to conform with the presentation made in 2003.

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

Summarized financial information for TNI is as follows:

                                          March 30,           Dec. 29,
                                           2003                2002
                                           ----                ----
                                                  (in thousands)

       Current assets                     $16,061             $17,102

       Current liabilities                 $7,314              $8,582

       Partners' equity                    $8,747              $8,520


                                                  First Quarter Ended
                                               --------------------------
                                               March 30,        March 31,
                                                 2003             2002
                                                 ----             ----
                                                     (In thousands)

Operating revenues                              $27,480          $26,338

Operating income                                $ 8,292          $ 8,498

Company's share of operating income
before depreciation, amortization, and
general and administrative expense (1)          $ 4,146          $ 4,249

(1) The Company's share of Star depreciation, amortization, and general and administrative expenses are reported as operating expenses on the Company's consolidated statements of income. In aggregate, these amounts totaled $657,000 and $691,000 for the first quarter of 2003 and 2002, respectively.

3. ACQUISITION AND DISPOSITION OF PROPERTIES

In the first quarter of 2003 and 2002, the Company acquired businesses, principally those focused on distribution operations in St. Louis, totaling $0.6 million and $4.2 million, respectively. Pro forma results of these acquisitions were not material.

4. GOODWILL AND OTHER INTANGIBLE ASSETS

Changes in the carrying amounts of goodwill and intangible assets for the Company for the three months ended March 30, 2003 were as follows:

(In thousands)
                                                           OTHER
                                                        INTANGIBLE
                                       GOODWILL           ASSETS
                                       --------           ------
Balance at December 29, 2002          $797,719          $ 38,210
Additions during the period                625                 0
Amortization expense                         0            (1,105)
                                      --------          --------
Balance at March 30, 2003             $798,344          $ 37,105
                                      ========          ========

     Other intangible assets at March 30, 2003 and December 29, 2002 were as follows:

(In thousands)
                                                                  ACCUMULATED          NET
                                                      COST        AMORTIZATION         COST
                                                      ----        ------------         ----

March 30, 2003
Other intangible assets:
  Advertising base                                  $31,816          $ 6,306          $25,510
  Subscriber lists                                   22,024           12,043            9,981
  Non-compete agreements and other
          long-term pension assets                    6,084            4,470            1,614
                                                    -------          -------          -------
    Total other intangible assets                   $59,924          $22,819          $37,105
                                                    =======          =======          =======

December 29, 2002
Other intangible assets:
  Advertising base                                   31,816            5,928           25,888
  Subscriber lists                                   22,024           11,387           10,637
  Non-compete agreements and other
          long-term pension assets                    6,084            4,399            1,685
                                                    -------          -------          -------
    Total other intangible assets                   $59,924          $21,714          $38,210
                                                    =======          =======          =======

Pretax amortization expense of other intangible assets for the first quarter ended March 30, 2003 was $1.1 million and over the next five years is estimated to be: $4.4 million for 2003 and 2004, $4.3 million for 2005, $4.1 million for 2006, $2.2 million for 2007, and $1.7 million for 2008.

5. COMMITMENTS AND CONTINGENCIES

CAPITAL COMMITMENTS

As of March 30, 2003, the Company and its subsidiaries had construction and equipment commitments of approximately $4.6 million.

INVESTMENT COMMITMENTS

As of March 30, 2003, the Company had an unfunded capital contribution commitment of approximately $7.6 million related to its investment in a limited partnership, not associated with or involved in the Company's operations.

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

PD LLC Operating Agreement Contingency

On May 1, 2000, the Company and The Herald Company, Inc. ("Herald") completed the transfer of their respective interests in the assets and operations of the Post-Dispatch and certain related businesses to a new joint venture (the "Venture"), known as PD LLC. The Company controls and manages PD LLC. Under the terms of the operating agreement governing PD LLC (the "Operating Agreement"), the Company holds a 95 percent interest in the results of operations of PD LLC and Herald holds a 5 percent interest. Herald's 5 percent interest is reported as "Minority Interest in Net Earnings of Subsidiary" in the consolidated statements of income for 2003 and 2002. Also, under the terms of the Operating Agreement, Herald received on May 1, 2000 a cash distribution of $306.0 million from PD LLC. This distribution was financed by a $306.0 million borrowing by PD LLC ("Loan"). The Company's entry into the Venture was treated as a purchase for accounting purposes.

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

LEGAL CONTINGENCIES

In February 1998 a group of independent newspaper dealers engaged in the business of reselling the Post-Dispatch in vending machines and to retail establishments filed suit against the Company in the Missouri

Circuit Court, Twenty-Second Judicial Circuit (St. Louis City). The court has now dismissed all six counts in the suit. The court had previously dismissed four of the six counts. On April 4, 2003, the court granted the Company's amended motion for summary judgment and entered a judgment in favor of the Company on the two remaining counts in the suit. In the remaining counts, the plaintiffs had alleged that the Company's actions tortiously interfered with their business expectancy of being able to sell their branches, and constituted malicious trespass on their intangible property by, among other things, allegedly reducing the value of their routes. The plaintiffs had requested punitive damages with respect to the tortious interference count and statutory double damages if they should prevail on the malicious trespass count. While the suit has now been resolved entirely in the Company's favor by the Missouri Circuit Court, the plaintiffs indicated that they intend to file a notice of appeal with the Missouri Court of Appeals. While the ultimate outcome of litigation cannot be predicted with certainty, management, based on its understanding of the facts, does not believe the ultimate resolution of this suit will have a materially adverse effect on the Company's consolidated financial position. However, depending upon the period of resolution, such effect could be material to the consolidated financial results of an individual period.

The Company has been involved, from time to time, in various claims and lawsuits incidental to the ordinary course of its business, including such matters as libel, slander and defamation actions, complaints alleging discrimination, and product distribution practices. While the ultimate outcome of litigation cannot be predicted with certainty, management, based on its understanding of the facts, does not believe the ultimate resolution of these matters will have a materially adverse effect on the Company's consolidated financial position or results of operations. However, depending upon the period of resolution, such effect could be material to the consolidated financial results of an individual period.

6. OPERATING REVENUES

The Company's consolidated operating revenues consist of the following:

                                          First Quarter Ended
                                       --------------------------
                                        March 30,       March 31,
                                          2003            2002
                                          ----            ----
                                             (in thousands)

Combined St. Louis operations          $70,949          $ 72,469

Pulitzer Newspapers, Inc.               27,283            27,574
                                       -------          --------
    Total                              $98,232          $100,043
                                       =======          ========

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

GENERAL

Pulitzer Inc. (together with its subsidiaries, the "Company") is a newspaper publishing company with integrated Internet operations in 14 markets, the largest of which is St. Louis, Missouri. For the first quarter 2003, the Company's combined St. Louis operations contributed approximately 63 percent of total revenue, including revenue associated with the Company's operations in Tucson, Arizona.

Pulitzer Inc. is the successor to the company founded by the first Joseph Pulitzer in 1878 to publish the original St. Louis Post-Dispatch (the "Post-Dispatch"). The Company and its predecessors have operated continuously since 1878 under the direction of the Pulitzer family. Michael E. Pulitzer, a grandson of the founder, currently serves as Chairman of the Board of the Company.

The Company is engaged in newspaper publishing with integrated new media businesses. Its newspaper operations include operations in St. Louis, Missouri, where the Company publishes the Post-Dispatch, the only major daily newspaper serving the greater St. Louis metropolitan area, and in Tucson, Arizona, where the Company publishes the Arizona Daily Star (the "Star"). In Tucson, the Company shares, on an equal basis, the combined results of the Star and the Tucson Citizen, published by Gannett Co., Inc. ("Gannett").

The Post-Dispatch had an average daily circulation of approximately 287,000 for the first quarter of 2003 compared to an average daily circulation of approximately 291,000 for the first quarter of 2002. In Tucson, the combined daily circulation of the Star and the Citizen was approximately 148,000 for the first quarter of 2003 and 2002.

The Company's wholly owned subsidiary Pulitzer Newspapers, Inc. ("PNI") publishes 12 dailies with integrated Internet operations that serve markets in the Midwest, Southwest and West, as well as a number of weekly and bi-weekly publications (the "PNI Group"). The PNI Group's 12 daily newspapers had a combined average daily circulation of approximately 189,000 for the first quarter of 2003, about the same as in the first quarter of 2002.

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

ACQUISITION AND DISPOSITION OF BUSINESSES

In the first quarter of 2003 and 2002, the Company acquired businesses, principally those focused on distribution operations in St. Louis, totaling $0.6 million and $4.2 million, respectively.

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

The Company has identified its adoption of Statement of Financial Accounting Standards ("SFAS") No. 142, Goodwill and Other Intangible Assets, as a critical accounting policy having material impact on the Company's financial presentation. SFAS No. 142 requires that an intangible asset that is acquired shall be initially recognized and measured based on its fair value. The statement also provides that goodwill and other indefinite-lived intangible assets should not be amortized, but shall be tested for impairment annually, or more frequently if circumstances indicate potential impairment, through a comparison of fair value to their carrying amount. No impairment was recognized as a result of the impairment testing of goodwill and other indefinite-lived assets conducted by the Company upon adoption of SFAS No. 142 in January 2002. An annual impairment test was subsequently performed and indicated that the fair value exceeded the carrying amount of goodwill. Subsequent impairments, if any, would be classified as an operating expense.

FIRST QUARTER ENDED MARCH 30, 2003 COMPARED WITH 2002

SUMMARY

First quarter 2003 net income was $7.1 million, or $0.33 per diluted share, compared to $6.8 million, or $0.32 per diluted share, in the prior year.

First quarter 2003 operating income decreased to $16.9 million from $17.1 million in the prior year. The decrease in operating income was due, principally, to decreased retail and classified advertising revenue, partially offset by increased national and preprint revenue, and lower operating expenses. First quarter advertising revenues were affected by advertiser caution, in part, related to the Iraqi conflict, the movement from March to April of the Easter holiday and the absence of approximately $1.0 million in combined revenue in St. Louis and Provo, Utah related to the Ram's Super Bowl appearance and the Winter Olympics in early 2002.

REVENUE

Revenues from continuing operations for the quarter ended March 30, 2003 decreased 1.8 percent, to $98.2 million from $100.0 million in 2002. First quarter advertising revenues decreased 1.8 percent, to $76.2 million from $77.6 million in 2002. Advertiser caution, in part, related to the war and the movement from March to April of the Easter holiday slowed advertiser spending towards the end of the quarter. Retail advertising revenue decreased 5.4 percent, to $27.2 million from $28.8 million in 2002. The decrease was caused by declines in the major department store, financial, and furniture categories, particularly in St. Louis, and the absence of 2002 Super Bowl and Winter Olympic advertising revenue.

First quarter national advertising increased 7.0 percent, to $6.8 million from $6.4 million in 2002 due to increased advertising in the telecommunication category offset by weakness in pharmaceuticals. Classified revenue decreased 6.7 percent to $28.4 million from $30.5 million due to weakness in automotive and help wanted advertising, partially offset by growth in real estate advertising. For the quarter ended March 30, 2003, help wanted revenue decreased 12.8 percent in St. Louis and 8.0 percent at PNI, while automotive revenue decreased 10.4 percent in St. Louis and 4.8 percent at PNI. Real estate revenue increased 8.3 percent and 1.9 percent in St. Louis and at PNI, respectively.

OPERATING EXPENSE

Total operating expenses decreased 2.0 percent to $85.4 million for the first quarter of 2003 from $87.2 million in 2002. Expenses were lower principally due to lower distribution costs resulting from the elimination of the Post-Dispatch non-subscriber product during the second quarter of 2002, reduced bad debt expense relating to the absence of Kmart-driven reserve increases present last year and newsprint price savings from a 5.6 percent reduction in the per tonne cost of newsprint.

Equity in the earnings of TNI for the first quarter of 2003 decreased 2.4 percent to $4.1 million from $4.2 million in 2002. In Tucson, increased advertising revenue, principally in the retail and classified categories, was offset by higher labor costs related to advertising staffing increases and increased direct mail expense incurred for distribution of non-subscriber advertising products.

OPERATING INCOME

For the first quarter of 2003, the Company's operating income decreased 0.8 percent to $16.9 million compared to $17.1 million in the prior year quarter. The decrease in 2003 first quarter operating income was due, principally, to decreased revenue, partially offset by lower operating expenses.

NON-OPERATING ITEMS

Interest income for the first quarter of 2003 decreased to $0.9 million from $1.0 million in the prior year quarter. This decline resulted from lower average interest rates for invested funds.

The Company reported interest expense of $5.5 million in the first quarter of 2003 compared to $5.7 million for the first quarter of 2002. The 2003 to 2002 expense decrease principally reflects lower LIBOR interest rates which generated greater savings from the variable rate interest swap.

The Company reported a net loss on marketable securities and investments of $0.75 million in the first quarter of 2003 and 2002. The first quarter losses in both years resulted from an adjustment to the carrying value of certain non-operating investments.

The effective income tax rate for the first quarter of 2003 was 37.0 percent compared with a rate of 38.5 percent in the prior year. The lower effective rate in 2002 primarily resulted from lower state income taxes.

NET INCOME

The Company reported net income of $7.1 million, or $0.33 per diluted share for the first quarter of 2003, compared with net income of $6.8 million, or $0.32 per diluted share in 2002. The increase in 2003 net income reflects lower operating income offset by reductions in non-operating costs, principally interest expense.

LIQUIDITY AND CAPITAL RESOURCES

As of March 30, 2003, the Company had an unrestricted cash and marketable securities balance of $187.7 million compared with an unrestricted cash and marketable securities balance of $194.4 million as of December 29, 2002. The decrease resulted principally from the discretionary funding of certain employee benefit obligations, the purchase of capital equipment, and required capital contributions to certain limited partnership investments.

At both March 30, 2003 and December 29, 2002, the Company had $306.0 million of outstanding debt pursuant to a loan agreement between St. Louis Post-Dispatch LLC ("PD LLC") and a group of institutional lenders led by Prudential Capital Group (the "Loan"). The aggregate principal amount of the Loan is payable on April 28, 2009 and bears interest at an annual rate of 8.05 percent.

In 2001 and 2002 the Company entered into interest rate swap contracts to convert a portion of the Company's fixed interest rate cost to a variable rate. In 2002 the Company terminated interest rate swap contracts totaling $75.0 million in exchange for a cash payment of $5.0 million. The remaining $75.0 million interest rate swap is designated as a fair-value hedge. The Company continues to employ the shortcut method on the remaining interest rate swap. The Company will initially recognized the $5.0 million cash receipt, representing the increased fair value of the long-term debt at the date of the swap terminations, as an increase in long-term liabilities with subsequent, ratable amortization as a reduction of interest expense over the remaining life of the original interest rate swap. As of March 30, 2003, approximately 24.5 percent of the Company's long-term interest cost is subject to variable rates compared to approximately 16.3 percent at the end of the first quarter of 2002.

The agreements with respect to the Loan (the "Loan Agreements") contain certain covenants and conditions including the maintenance of cash flow and various other financial ratios, minimum net worth requirements and limitations on the incurrence of other debt. In addition, the Loan Agreements and the PD LLC Operating Agreement require that PD LLC maintain a minimum reserve balance consisting of cash and investments in U.S. government securities, totaling approximately $43.6 million as of March 30, 2003. The Loan Agreements and the Operating Agreement provide for a $3.75 million quarterly increase in the minimum reserve balance through May 1, 2010 when the amount will total $150.0 million.

The Company expects to spend approximately $12.0 million to $14.0 million on property, plant and equipment in 2003. As of March 30, 2003, the Company had capital commitments for buildings and equipment replacements of approximately $4.6 million. In addition, as of March 30, 2003, the Company had a capital contribution commitment of approximately $7.6 million to a limited partnership investment not associated with or involved in the Company's operations.

In order to build a stronger, more direct relationship with the readers of the Post-Dispatch, PD LLC has purchased a number of distribution businesses from independent carriers and dealers over the past four years, and it may continue to purchase additional businesses from time to time in the future. As of March 30, 2003, PD LLC owned circulation routes covering approximately 70 percent of the Post-Dispatch's home delivery and single copy distribution in the newspaper's designated market.

The Company's Board of Directors previously authorized the repurchase of up to $100.0 million of the Company's outstanding capital stock. The Company's repurchase program provides for the purchase of both common and Class B common shares in either the open market or in privately negotiated transactions. As of March 30, 2003, the Company had repurchased under this authority 1,000,000 shares of Class B common stock and 532,126 shares of common stock for a combined purchase price of $62.1 million, leaving $37.9 million in remaining share repurchase authority.

The Company generally expects to generate sufficient cash from operations to cover capital expenditures, working capital requirements, stock repurchases, and dividend payments. Operating cash flows are dependent upon, among other things, the continued acceptance of newspaper advertising at current or increased levels and the availability of raw materials, principally newsprint.

CASH FLOWS

Cash from operations is the Company's primary source of liquidity. Cash provided from operating activities for the first three months of 2003 was $16.9 million compared to $5.8 million in 2002. The increase was due to improved collection efforts resulting in lower trade receivables and reduced contributions to health and welfare trusts partially offset by increased newsprint inventory balances.

Cash required for investing activities during the first three months of 2003 was $33.7 million compared to $33.6 million used in 2002. The Company expended $13.2 million, net, for the purchase of marketable securities in 2003. In addition, the Company made discretionary contributions of $10.8 million to fund long-term retirement obligations during the quarter. Capital expenditures decreased by $3.2 million in 2002 to $3.7 million due, principally, to the completion of the Company's expansion of its St. Louis production facility in 2002. Contributions to limited partnership investments and restricted cash made up the balance of cash required for investing activities for the quarter.

Cash required for financing activities during the first three months of 2003 was $2.9 million compared to $1.9 million used in 2002. The increase in cash used was due to lower proceeds from the exercise of stock options and employee stock purchase plans in the first quarter of 2003 versus 2002.

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

Provision for Income Taxes

The Company has incurred capital losses that exceed capital gains available during prescribed carry-back periods by approximately $7.4 million. The Company expects to generate capital gains of at least this amount during prescribed carry-forward periods. Accordingly, the Company has recognized the tax benefit of approximately $2.8 million associated with these capital losses.

PD LLC Operating Agreement

On May 1, 2000, the Company and The Herald Company, Inc. ("Herald") completed the transfer of their respective interests in the assets and operations of the Post-Dispatch and certain related businesses to a new joint venture (the "Venture"), known as PD LLC. The Company controls and manages PD LLC. Under the terms of the operating agreement governing PD LLC (the "Operating Agreement"), the Company holds a 95 percent interest in the results of operations of PD LLC and Herald holds a 5 percent interest. Herald's 5 percent interest is reported as "Minority Interest in Net Earnings of Subsidiary" in the consolidated statements of income for 2003 and 2002. Also, under the terms of the Operating Agreement, Herald received on May 1, 2000 a cash distribution of $306.0 million from PD LLC. This distribution was financed by a $306.0 million borrowing by PD LLC ("Loan"). The Company's entry into the Venture was treated as a purchase for accounting purposes.

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

SFAS No. 142, among other things, eliminates the amortization of goodwill and certain identified intangible assets. The Company will test intangible assets, including goodwill, that are not subject to amortization for impairment annually, or more frequently if events or changes in circumstances indicate that the asset might be impaired, using a two step impairment assessment. The first step of the impairment test identifies potential impairment and compares the fair value with its carrying amount, including goodwill. The Company evaluates impairment at each of its St. Louis, Pulitzer Newspapers, Inc. ("PNI"), and Tucson reporting units. If the fair value exceeds the carrying amount, goodwill is not considered impaired, and the second step of the impairment test is not necessary. If the carrying amount exceeds its fair value, the second step of the impairment test shall be performed to measure the amount of impairment loss, if any. In accordance with the transition provisions of SFAS No. 142, the Company conducted the first step of impairment tests as of the beginning of its 2002 fiscal year and performed subsequent annual impairment tests. The Company assessed the fair value by considering each reporting units' expected future cash flows, recent purchase prices paid for entities within its industry, and the Company's market capitalization. The Company's discounted cash flow evaluation utilizes a discount rate that corresponds to the Company's weighted average cost of capital. Given consideration of these factors, the Company concluded that the fair value of each reporting unit exceeded the carrying amounts of its net assets and, accordingly, no impairment loss was recognized. Subsequent impairments, if any, would be classified as an operating expense.

Upon adoption of SFAS No. 142, the transition provisions of SFAS No. 141 also became effective. These transition provisions specify criteria for determining whether an acquired intangible asset should be recognized separately from goodwill. Intangible assets that meet certain criteria will qualify for recording on the balance sheet and will be amortized in the income statement. Such intangible assets will be subject to a periodic impairment test based on estimated fair value. At the beginning of the Company's 2002 fiscal year, in accordance with provisions of SFAS No. 142, the Company reclassified the net carrying value of certain intangible assets in the amount of $41.0 million to goodwill.

In November 2002 FASB issued Financial Interpretation ("FIN") No. 45, Guarantors Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others. FIN No. 45 requires a guarantor to recognize, at the inception of the guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. It also provides additional guidance on the disclosure of the guarantees. The recognition and measurement provisions are effective for guarantees made or modified after December 31, 2002. The disclosure provisions are effective for fiscal periods ending after December 15, 2002, and have been implemented herein. The Company adopted the measurement provisions of FIN 45 as required in 2003 and it did not have a material impact on the consolidated financial statements.

In January 2003 FASB issued FIN No. 46, Consolidation of Variable Interest Entities. FIN No. 46 provides guidance surrounding consolidation based on controlling financial interest and provides new quantitative guidelines to various variable interest entities as defined in the statement. The interpretation applies immediately to variable interest entities created after January 31, 2003, and in the first fiscal year or interim period beginning after June 15, 2003 to variable interest entities acquired before February 1, 2003. Although the Company has not finalized its analysis of FIN No. 46, the Company does not believe it will be required to consolidate or disclose any information related to variable interest entities.

In December 2002 the FASB issued SFAS No. 148, Accounting for Stock-Based Compensation - Transition and Disclosure. This pronouncement amends FASB Statement No. 123, Accounting for Stock-Based Compensation,("SFAS No. 123") to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The required disclosures are included in this report.

ITEM  3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The primary raw material used in the Company's operations is newsprint, representing 12.0 percent to 18.0 percent of operating expenses over the last five years. Based on the Company's current level of newspaper operations (including its interest in TNI), expected annual newsprint consumption for 2003 is estimated to be in the range of 104,000 metric tonnes. Historically, newsprint has been subject to significant price fluctuations from time to time, unrelated in many cases to general economic conditions. In the last five years, the Company's average annual cost per tonne of newsprint has varied from its peak price by approximately 27.8 percent. For the first quarter of 2003, the Company's average cost per metric tonne of newsprint decreased by 5.6 percent, versus the comparable respective periods in 2002. For every one-dollar change in the Company's average annual cost per metric tonne of newsprint, pre-tax income would change by approximately $104,000, assuming annual newsprint consumption of 104,000 metric tonnes. The Company attempts to obtain the best price available by combining newsprint purchases for its different newspaper locations with those of other newspaper companies. The Company considers its relationship with newsprint producers to be good. The Company has not entered into derivative contracts for newsprint.

At March 30, 2003, the Company had $306.0 million of outstanding debt pursuant to the Loan. The Loan bears interest at a fixed annual rate of 8.05 percent.

At March 30, 2003, the Company was a party to an interest rate swap contract to convert a portion of the Company's fixed rate debt to a variable rate. The interest rate swap has a $75.0 million notional amount and matures on April 28, 2009. Under the terms of the agreement, the Company pays interest at a variable rate based upon LIBOR plus 2.5975 percent and receives interest at a fixed rate of 8.05 percent. The floating interest rate re-prices semiannually. The impact of the swap results in approximately 24.5 percent of the Company's long-term debt being subject to variable interest rates.

Changes in market interest rates may cause the Company to incur higher net interest expense. For example, for every one percent increase in variable interest rates, the Company would incur approximately $0.75 million in additional annual interest expense.

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

ITEM  6. EXHIBITS AND REPORTS ON FORM 8-K

      (a)   The following exhibits are filed as part of this report:

      99.1 Certification by Robert C. Woodworth, President and Chief Executive Officer of Pulitzer Inc., pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, in connection with Pulitzer Inc.'s Quarterly Report on Form 10Q for the quarter ended March 30, 2003.

      99.2 Certification by Alan G. Silverglat, Chief Financial Officer of Pulitzer Inc., pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, in connection with Pulitzer Inc.'s Quarterly Report on Form 10Q for the quarter ended March 30, 2003.

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

                                               PULITZER INC.
                                               (Registrant)

Date:  May  13, 2003                            /s/ Alan G. Silverglat
                                               ---------------------------------
                                           (Alan G. Silverglat)
                                       Senior Vice President-Finance
                                       (on behalf of the Registrant and
                                       as principal financial officer)

                                302 CERTIFICATION

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

Date: May 13, 2003


/s/ Robert C. Woodworth
-------------------------------------------
Robert C. Woodworth
President and Chief Executive Officer

                                302 CERTIFICATION

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

Date: May 13, 2003


/s/ Alan G. Silverglat
------------------------------
Alan G. Silverglat
Senior Vice President Finance

                                      EXHIBIT INDEX

      99.1 Certification by Robert C. Woodworth, President and Chief Executive Officer of Pulitzer Inc., pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, in connection with Pulitzer Inc.'s Quarterly Report on Form 10Q for the quarter ended March 30, 2003.

      99.2 Certification by Alan G. Silverglat, Chief Financial Officer of Pulitzer Inc., pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, in connection with Pulitzer Inc.'s Quarterly Report on Form 10Q for the quarter ended March 30, 2003.