Form 10-Q
period 2003-06-29
PULITZER INC
filed 2003-08-13
CIK 1068848

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                   -------------------------------------------
                                    FORM 10-Q
              (Mark One)
              /x/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                  SECURITIES EXCHANGE ACT OF 1934
              For the quarterly period ended JUNE 29, 2003
                                             -------------
                                                        OR
              / / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                  SECURITIES EXCHANGE ACT OF 1934
              For the transition period from                   to
                                             ------------------  ---------------

                         COMMISSION FILE NUMBER 1-14541

                 ---------------------------------------------

                                  PULITZER INC.
             (Exact name of registrant as specified in its charter)

          -------------------------------------------------------------

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

          -------------------------------------------------------------

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

          -------------------------------------------------------------

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


            CLASS                                    OUTSTANDING 8/8/03
    ----------------------                      -----------------------------

       COMMON STOCK                                       9,583,093
   CLASS B COMMON STOCK                                  11,834,592
Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).
                  YES /X/                             NO / /
================================================================================

                          PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

PULITZER INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED - IN THOUSANDS, EXCEPT EARNINGS PER SHARE)

                                                           Second Quarter Ended             Six Months Ended
                                                          ------------------------     -------------------------
                                                           June 29,      June 30,       June 29,       June 30,
                                                             2003          2002           2003           2002
                                                          -----------   ----------     ---------      ----------
OPERATING REVENUES:
    Advertising
        Retail                                                $30,353      $28,803        $56,913        $56,899
        National                                                7,536        5,557         14,357         11,934
        Classified                                             31,390       33,840         60,476         64,988
                                                          -----------   ----------     ----------      ---------
            Subtotal                                           69,279       68,200        131,746        133,821
        Preprints                                              15,803       13,702         29,535         25,658
                                                          -----------   ----------     ----------      ---------
            Total advertising                                  85,082       81,902        161,281        159,479
    Circulation                                                20,297       19,716         40,493         40,178
    Other                                                       1,733        2,379          3,570          4,383
                                                          -----------   ----------     ----------      ---------
                Total operating revenues                      107,112      103,997        205,344        204,040
                                                          -----------   ----------     ----------      ---------

OPERATING EXPENSES:
    Payroll and other personnel expenses                       44,718       44,892         90,073         89,565
    Newsprint expense                                          11,309       10,128         21,514         20,938
    Depreciation                                                3,702        3,718          7,384          7,451
    Amortization                                                1,105        1,107          2,210          2,217
    Other expenses                                             26,922       28,112         52,014         54,998
                                                          -----------   ----------     ----------      ---------
                Total operating expenses                       87,756       87,957        173,195        175,169
                                                          -----------   ----------     ----------      ---------
  Equity in earnings of Tucson newspaper partnership            4,222        4,749          8,368          8,998
                                                          -----------   ----------     ----------      ---------
  Operating income                                             23,578       20,789         40,517         37,869

  Interest income                                                 922          984          1,857          1,985
  Interest expense                                             (5,274)      (5,105)       (10,732)       (10,822)
  Net loss on marketable securities and investments              (309)      (5,152)        (1,068)        (5,965)
  Net other income (expense)                                       (3)          10             18             14
                                                          -----------   ----------     ----------      ---------
INCOME BEFORE PROVISION FOR INCOME
    TAXES                                                      18,914       11,526         30,592         23,081

PROVISION FOR INCOME TAXES                                      7,003        4,222         11,328          8,676
MINORITY INTEREST IN NET EARNINGS OF
   SUBSIDIARY                                                     483          331            780            609
                                                          -----------   ----------     ----------      ---------
NET INCOME                                                    $11,428       $6,973        $18,484        $13,796
                                                          ===========   ==========     ==========      =========






BASIC EARNINGS PER SHARE OF STOCK:

  Earnings per share                                            $0.53        $0.33           $0.87        $0.65
                                                             ========     ========        ========     ========
  Weighted average number of shares outstanding                21,382       21,274          21,364       21,254
                                                             ========     ========        ========     ========

DILUTED EARNINGS PER SHARE OF STOCK:

  Earnings per share                                            $0.53        $0.32           $0.86        $0.64
                                                             ========     ========        ========     ========
  Weighted average number of shares outstanding                21,579       21,491          21,521       21,474
                                                             ========     ========        ========     ========


See notes to consolidated financial statements.











                                                                (Concluded)

PULITZER INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(UNAUDITED--- IN THOUSANDS)


                                                             Second Quarter Ended           Six Months Ended
                                                           -----------------------       ------------------------
                                                            June 29,      June 30,        June 29,      June 30,
                                                              2003          2002            2003          2002
                                                           ---------     ---------       ---------      ---------
NET INCOME                                                  $11,428        $6,973         $18,484         $13,796

OTHER COMPREHENSIVE INCOME (LOSS),
  NET OF TAX:

  Unrealized holding gains on marketable
      securities arising during the period                    211           139             346            139

  Realized gains arising during the period                    (21)           0              (37)            0
                                                           ---------     ---------       ---------      ---------
   Other comprehensive income items                           190           139             309            139
                                                           ---------     ---------       ---------      ---------
COMPREHENSIVE INCOME                                        $11,618        $7,112         $18,793        $13,935
                                                           =========     =========       =========      =========



See notes to consolidated financial statements.

PULITZER INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF FINANCIAL POSITION
(UNAUDITED--- IN THOUSANDS)



                                                                             June 29,           Dec. 29,
                                                                              2003                2002
                                                                           ------------        ------------
ASSETS

CURRENT ASSETS:
  Cash and cash equivalents                                                     $84,757             $81,517
  Marketable securities                                                         116,318             112,877
  Trade accounts receivable (less allowance for doubtful
    accounts of $3,994 and $4,004)                                               50,628              53,771
  Inventory                                                                       4,394               6,165
  Prepaid expenses and other                                                     12,499              11,020
                                                                           ------------        ------------
              Total current assets                                              268,596             265,350
                                                                           ------------        ------------
PROPERTIES:
  Land                                                                            9,304               9,275
  Buildings                                                                      69,228              66,932
  Machinery and equipment                                                       154,163             152,727
  Construction in progress                                                        7,973               6,142
                                                                           ------------        ------------
              Total                                                             240,668             235,076
  Less accumulated depreciation                                                 123,311             117,074
                                                                           ------------        ------------
              Properties - net                                                  117,357             118,002
                                                                           ------------        ------------
INTANGIBLE AND OTHER ASSETS:
  Intangible assets - net of accumulated amortization                           836,583             835,929
  Restricted cash and investments                                                47,310              39,810
  Other                                                                          30,074              28,155
                                                                           ------------        ------------
              Total intangible and other assets                                 913,967             903,894
                                                                           ------------        ------------
                   TOTAL                                                     $1,299,920          $1,287,246
                                                                           ============        ============


                                                                                                        (Continued)

PULITZER INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF FINANCIAL POSITION
(UNAUDITED--- IN THOUSANDS, EXCEPT SHARE DATA)


                                                                           June 29,           Dec. 29,
                                                                             2003               2002
                                                                          ------------      -------------
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Trade accounts payable                                                        $9,185             $9,419
  Salaries, wages and commissions                                               12,638             15,708
  Interest payable                                                               3,855              3,893
  Pension obligations                                                            1,778              1,959
  Dividends payable                                                              3,855                  0
  Income taxes payable                                                           3,852                398
  Other                                                                         11,171              8,425
                                                                          ------------      -------------
              Total current liabilities                                         46,334             39,802
                                                                          ------------      -------------

LONG-TERM DEBT                                                                 306,000            306,000
                                                                          ------------      -------------
PENSION OBLIGATIONS                                                             26,746             36,085
                                                                          ------------      -------------
POSTRETIREMENT AND POSTEMPLOYMENT
  BENEFIT OBLIGATIONS                                                           69,929             67,992
                                                                          ------------      -------------

OTHER LONG-TERM LIABILITIES                                                     24,729             22,149
                                                                          ------------      -------------
COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
  Preferred stock, $.01 par value; 100,000,000 shares authorized;
    Issued and outstanding -- none
  Common stock, $.01 par value; 100,000,000 shares authorized;
    Issued  9,575,949 in 2003 and 9,498,045 in 2002                                 96                 95
  Class B common stock, convertible, $.01 par value; 100,000,000
    Shares authorized; issued -- 11,834,592 in 2003 and                            118                118
     11,835,242 in 2002
  Additional paid-in capital                                                   378,616            374,937
  Retained earnings                                                            457,599            450,653
  Accumulated other comprehensive loss                                         (10,054)           (10,363)
                                                                          ------------      -------------
              Total                                                            826,375            815,440
  Unamortized restricted stock                                                    (167)              (208)
  Treasury stock -- at cost;  605 shares of common
    stock in 2003 and 330 in 2002, and 0 shares of
      Class B common stock in 2003 and 2002                                        (26)               (14)
                                                                          ------------      -------------
             Total stockholders' equity                                        826,182            815,218
                                                                          ------------      -------------
                   TOTAL                                                    $1,299,920         $1,287,246
                                                                          ============      =============

                                                                                                     (Concluded)
See notes to consolidated financial statements.


PULITZER INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED--- IN THOUSANDS)



                                                                                  Six Months Ended
                                                                           --------------------------------
                                                                              June 29,          June 30,
                                                                                2003              2002
                                                                           --------------     -------------

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net Income                                                                     $18,484           $ 13,796
  Adjustments to reconcile net income to net cash provided by
    Operating activities:
    Depreciation                                                                   7,384              7,451
    Amortization                                                                   2,210              2,217
    Deferred Income Taxes                                                          1,606              9,302
    Gain on sale of assets                                                           (58)                 0
    Changes in current assets and liabilities (net of the effects of the purchase and sale of properties) which provided (used) cash:
        Trade accounts receivable                                                  3,291              2,826
        Inventory                                                                  1,771                851
        Other assets                                                                (441)            (2,240)
        Trade accounts payable and accrued expenses                                 (666)            (2,304)
        Current portion of pension, postretirement & other
              liabilities                                                          4,044             (3,672)
        Income taxes receivable/payable                                            3,454              5,715
                                                                           --------------     -------------
NET CASH FROM OPERATING ACTIVITIES                                                41,079             33,942
                                                                           --------------     -------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures                                                            (6,689)           (14,347)
  Purchase of newspaper properties and distribution businesses,
         net of cash acquired                                                     (2,991)            (6,386)
  Purchases of marketable securities                                            (131,675)           (46,511)
  Sales of marketable securities                                                 127,973                 77
  Investment in joint ventures and limited partnerships                           (1,534)              (652)
  Increase in restricted cash and investments                                     (7,500)            (7,500)
  Discretionary funding of retirement obligations                                (10,837)           (18,097)
  Increase in notes receivable                                                         0                200
                                                                           --------------     -------------
NET CASH FROM INVESTING ACTIVITIES                                               (33,253)           (93,216)
                                                                           --------------     -------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Dividends paid                                                                  (7,683)            (7,433)
  Proceeds from exercise of stock options                                          1,921              2,960
  Proceeds from employee stock purchase plan                                       1,188                689
  Purchase of treasury stock                                                         (12)              (143)
                                                                           --------------     -------------
NET CASH FROM FINANCING ACTIVITIES                                                (4,586)            (3,927)
                                                                           --------------     -------------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                               3,240            (63,201)

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR                                    81,517            193,739
                                                                           --------------     -------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                       $84,757           $130,538
                                                                           ==============     =============



SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Cash paid (received) during the period for:
    Interest paid                                                                $10,781            $11,754
    Interest received                                                             (1,529)            (1,819)
    Income taxes paid                                                              6,488                  4
    Income tax refunds                                                              (208)            (5,903)

SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING
  AND FINANCING ACTIVITIES:
  Increase in dividends payable and decrease in retained earnings                 $3,855             $3,725

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

Basis of Consolidation -- The consolidated financial statements include the accounts of the Company and its subsidiary companies, all of which are wholly-owned except for the Company's 95 percent interest in the results of operations of the St. Louis Post-Dispatch LLC, ("PD LLC") and STL Distribution Services LLC ("DS LLC"), and 50 percent interest in the results of operations of the Tucson Newspaper Agency ("TNI"). All significant intercompany transactions have been eliminated from the consolidated financial statements.

Interim Adjustments -- In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the Company's consolidated financial position as of June 29, 2003 and June 30, 2002 and the results of operations and cash flows for the six-month periods ended June 29, 2003 and June 30, 2002. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended December 29, 2002. Consolidated results of operations and cash flows for interim periods are not necessarily indicative of the results to be expected for the full year.

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


                                                       Second Quarter Ended      Six Months Ended
                                                      ----------------------  ----------------------

                                                       June 29,    June 30,    June 29,     June 30,
                                                         2003        2002        2003         2002
                                                      ---------- ----------   ----------- ----------
                                                                       (In thousands)

Weighted average shares outstanding (Basic EPS)           21,382      21,274      21,364      21,254

Common stock equivalents                                     197         217         157         220
                                                      ----------  ----------  ----------- ----------
Weighted average shares outstanding and
    Common stock equivalents (Diluted EPS)                21,579      21,491      21,521      21,474
                                                      ==========  ==========  =========== ==========



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

In August 2003 the company entered into another interest rate swap contract that has the effect of converting the interest cost for an additional $75.0 million of the Company's debt from a fixed rate to a variable rate. The swap contract matures with the Company's debt on April 28, 2009. The Company will account for the swap as a fair value hedge and will continue to employ the short cut method. As of August 2003, approximately 49 percent of the Company's long-term interest cost is subject to variable rates.

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


                                                            Second Quarter Ended            Six Months Ended
                                                           June 29,       June 30,     June 29,       June 30,
                                                             2003           2002         2003           2002
                                                        ------------    -----------   -----------   ----------
                                                                  (In thousands, except earnings per share)

Net income, as reported                                 $11,428           $6,973        $18,484        $13,796
Deduct: Total stock-based employee compensation
      expense determined under fair value based method
      for all awards, net of related tax effects          1,031            1,079          2,078          2,493
                                                        -------           ------        -------        -------

Net income, pro forma                                   $10,397           $5,894        $16,406        $11,303
                                                        -------           ------        -------        -------

Basic earnings per common share
    As reported                                           $0.53            $0.33         $0.87           $0.65
    Pro forma                                             $0.49            $0.28         $0.77           $0.53

Diluted earnings per common share
    As reported                                           $0.53            $0.32         $0.86           $0.64
    Pro forma                                             $0.48            $0.27         $0.76           $0.53


New Accounting Pronouncements - In November 2002 the Financial Accounting Standards Board ("FASB") issued Financial Interpretation ("FIN") No. 45, Guarantors Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others. FIN No. 45 requires a guarantor to recognize, at the inception of the guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. It also provides additional guidance on the disclosure of the guarantees. The recognition and measurement provisions are effective for guarantees made or modified after December 31, 2002. The disclosure provisions are effective for fiscal periods ending after December 15, 2002, and have been implemented herein. The Company adopted the measurement provisions of FIN 45 as required in 2003, which did not have a material impact on the consolidated financial statements.

In January 2003 FASB issued FIN No. 46, Consolidation of Variable Interest Entities. FIN No. 46 provides guidance surrounding consolidation based on controlling financial interest and provides new quantitative guidelines to various variable interest entities as defined in the statement. The interpretation applies immediately to variable interest entities created after January 31, 2003, and in the first fiscal year or interim period beginning after June 15, 2003 to variable interest entities acquired before February 1, 2003. The Company adopted the provisions as required in 2003, which did not have a material impact on the consolidated financial statements.

In December 2002 the FASB issued SFAS No. 148, Accounting for Stock-Based Compensation - Transition and Disclosure. This pronouncement amends FASB Statement No. 123, Accounting for Stock-Based Compensation, ("SFAS No. 123") to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this statement amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The required disclosures are included in this report.

In April 2003 FASB issued SFAS No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities ("SFAS No. 149"). SFAS No. 149 amends and clarifies financial accounting and reporting for derivative instruments and for hedging activities under FASB SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. SFAS No. 149 is effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. The Company adopted the provisions as required in 2003, which did not have a material impact on the consolidated financial statements.

In May 2003 FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity ("SFAS No. 150"). SFAS No. 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. This Statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The Company adopted the provisions as required in 2003, which did not have a material impact on the consolidated financial statements.

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

Summarized financial information for TNI is as follows:


                                     June 29,            Dec. 29,
                                       2003                2002
                                  ----------------   ----------------
                                             (In thousands)
       Current assets                     $16,148             $17,102

       Current liabilities                 $8,127               $8,58

       Partners' equity                    $8,021              $8,520




                                                   Second Quarter Ended            Six Months Ended
                                                ----------------------------  ------------------------
                                                  June 29,       June 30,      June 29,      June 30,
                                                    2003           2002          2003         2002
                                                ------------- --------------  ------------- ----------
                                                                    (In thousands)

       Operating revenues                             $26,360       $25,596      $53,840     $51,934

       Operating income                                $8,444        $9,498      $16,736     $17,996

       Company's share of operating income
       before depreciation, amortization, and
       general and administrative expense (1)          $4,222        $4,749       $8,368      $8,998



(1) The Company's share of Star depreciation, amortization, and general and administrative expenses is reported as operating expenses on the Company's consolidated statements of income. In aggregate, these amounts totaled $601,000 and $562,000 for the second quarter of 2003 and 2002, respectively and $1,258,000 and $1,253,000 for the first six months of 2003 and 2002, respectively.

3.   ACQUISITION OF PROPERTIES

In the second quarter of 2003 and 2002, the Company acquired businesses totaling $2.4 million and $2.2 million, respectively. In the six months ended 2003 and 2002, the Company acquired businesses totaling $3.0 million and $6.4 million, respectively. Pro forma results of these acquisitions were not material.

4.   GOODWILL AND OTHER INTANGIBLE ASSETS

Changes in the carrying amounts of goodwill and intangible assets for the Company for the six months ended June 29, 2003 were as follows:


     (In thousands)
                                                                                   OTHER
                                                                                 INTANGIBLE
                                                                   GOODWILL        ASSETS
                                                                 ----------        ------

     Balance at December 29, 2002                                 $ 797,719       $ 38,210
     Additions during the period                                      2,008            856
     Amortization expense                                                 0         (2,210)
                                                                        ---        --------

     Balance at June 29, 2003                                     $ 799,727        $ 36,856
                                                                 ==========        ========


Other intangible assets at June 29, 2003 and December 29, 2002 were as follows:


     (In thousands)
                                                               ACCUMULATED       NET
                                                   COST       AMORTIZATION       COST
                                                   -----      ------------       ----
     June 29, 2003
     Other intangible assets:
       Advertising base                             $32,284           $6,686        $25,598
       Subscriber lists                              22,336           12,702          9,634
       Non-compete agreements and other
               long-term pension assets               6,160            4,536          1,624
                                                      -----            -----          -----
         Total other intangible assets              $60,780          $23,924        $36,856
                                                    =======          =======        =======
     December 29, 2002
     Other intangible assets:
       Advertising base                              31,816            5,928         25,888
       Subscriber lists                              22,024           11,387         10,637
       Non-compete agreements and other
               long-term pension assets               6,084            4,399          1,685
                                                      -----            -----          -----
         Total other intangible assets              $59,924          $21,714        $38,210
                                                    =======          =======        =======



Pretax amortization expense of other intangible assets for the second quarter and six months ended June 29, 2003 was $1.1 million and $2.2 million, respectively, and annually over the next six years is estimated to be: $4.4 million for 2003, $4.5 million for 2004, $4.4 million for 2005, $4.2 million for 2006, $2.2 million for 2007, and $1.7 million for 2008.

5.  COMMITMENTS AND CONTINGENCIES

CAPITAL COMMITMENTS
As of June 29, 2003, the Company and its subsidiaries had construction and equipment commitments of approximately $5.6 million.

INVESTMENT COMMITMENTS
As of June 29, 2003, the Company had an unfunded capital contribution commitment of approximately $7.6 million related to its investment in a limited partnership not associated with or involved in the Company's operations.

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

The Company does not believe that Old Pulitzer realized any taxable gain in connection with the Spin-off and has contested the IRS' proposed increase in a formal written protest filed with the Appeals Office of the IRS in January, 2002. While there can be no assurance that the Company will completely prevail in its position, it believes that the IRS' position is not supported by the facts or applicable legal authorities and intends to vigorously contest the IRS' determination. Thus, the Company has not accrued any liability in connection with this matter. If the IRS were completely successful in its proposed adjustment, the Company's indemnification obligation would be approximately $29.3 million, plus applicable interest. Any indemnification payment would be recorded as an adjustment to additional paid-in capital.

On August 30, 2002, the Company, on behalf of Old Pulitzer, filed with the IRS amended federal corporate income tax returns for the years ended December 1997 and 1998 and March 1999 in which refunds of tax in the aggregate amount of approximately $8.1 million, plus interest, were claimed. These refunds claims were based on the Company's contention that Old Pulitzer was entitled to deduct certain fees and expenses which it had not previously deducted and which Old Pulitzer had incurred in connection with its investigation of several strategic alternatives and potential transactions prior to its decision to proceed with the Broadcast Transaction in March 1999. Under the Merger Agreement, the Company is entitled to any amounts recovered from the IRS as a result of these refund claims, although there can be no assurance that the IRS will approve all or any portion of these refund claims. Pending IRS review, no receivable has been recognized in connection with these refund claims. Any funds received for income tax refunds would be recorded as an adjustment to additional paid-in-capital.

PD LLC Operating Agreement Contingency

On May 1, 2000, the Company and The Herald Company, Inc. ("Herald") completed the transfer of their respective interests in the assets and operations of the Post-Dispatch and certain related businesses to a new joint venture (the "Venture"), known as PD LLC. The Company controls and manages PD LLC. Under the terms of the operating agreement governing PD LLC (the "Operating Agreement"), the Company holds a 95 percent interest in the results of operations of PD LLC and Herald holds a 5 percent interest. Herald's 5 percent interest is reported as "Minority Interest in Net Earnings of Subsidiary" in the consolidated statements of income for 2003 and 2002. Also, under the terms of the Operating Agreement, Herald received on May 1, 2000 a cash distribution of $306.0 million from PD LLC. This distribution was financed by a $306.0 million borrowing by PD LLC (the "Loan"). The Company's entry into the Venture was treated as a purchase for accounting purposes.

During the first ten years of its term, PD LLC is restricted from making distributions (except under specified circumstances), capital expenditures and member loan repayments unless it has set aside out of its cash flow a reserve equal to the product of $15.0 million and the number of years since May 1, 2000, but not in excess of $150.0 million (the "Reserve"). PD LLC is not required to maintain the Reserve after May 1, 2010. On May 1, 2010, Herald will have a one-time right to require PD LLC to redeem Herald's interest in PD LLC, together with Herald's interest, if any, in DS LLC, in which the Company is the managing member and which is engaged in the business of delivering publications and products in the greater St. Louis metropolitan area. The redemption price for Herald's interest will be determined pursuant to a formula yielding an amount which will result in the present value to May 1, 2000 of the after-tax cash flows to Herald (based on certain assumptions) from PD LLC, including the initial distribution and the special distribution described below, if any, and from DS LLC, being equal to $275.0 million. Should Herald exercise its option, payment of this redemption price is expected to be made out of available cash resources (including the Reserve) or new debt offerings. In the event that PD LLC has an increase in the tax basis of its assets as a result of Herald's recognizing taxable income from certain transactions effected under the agreement governing the contributions of the Company and Herald to PD LLC and the Operating Agreement or from the transactions effected in connection with the organization of DS LLC, Herald generally will be entitled to receive a special distribution from PD LLC in an amount that corresponds, approximately, to the present value after-tax benefit to the members of PD LLC of the tax basis increase. Upon the termination of PD LLC and DS LLC, which will be on May 1, 2015 (unless Herald exercises the redemption right described above), Herald will be entitled to the liquidation value of its interest in PD LLC and DS LLC. The Company may purchase Herald's interest at that time for an amount equal to what Herald would be entitled to receive on liquidation of PD LLC and DS LLC. That amount will be equal to the amount of its capital accounts, after allocating the gain or loss that would result from a cash sale of PD LLC's and DS LLC's assets for their fair market value at that time. Herald's share of such gain or loss generally will be 5 percent, but will be reduced (but not below 1 percent) to the extent that the present value to May 1, 2000 of the after-tax cash flows to Herald from PD LLC and from DS LLC, including the initial distribution, the special distribution described above, if any, and the liquidation amount (based on certain assumptions), exceeds $325.0 million.

LEGAL CONTINGENCIES

In February 1998 a group of independent newspaper dealers engaged in the business of reselling the Post-Dispatch in vending machines and to retail establishments filed suit against the Company in the Missouri Circuit Court, Twenty-Second Judicial Circuit (St. Louis City). The court has now dismissed all six counts in the suit. The court had previously dismissed four of the six counts. On April 4, 2003, the court granted the Company's amended motion for summary judgment and entered a judgment in favor of the Company on the two remaining counts in the suit. In the remaining counts, the plaintiffs had alleged that the Company's actions tortiously interfered with their business expectancy of being able to sell their branches, and constituted malicious trespass on their intangible property by, among other things, allegedly reducing the value of their routes. The plaintiffs had requested punitive damages with respect to the tortious interference count and statutory double damages if they should prevail on the malicious trespass count. While the suit has now been resolved entirely in the Company's favor by the Missouri Circuit Court, the plaintiffs have filed a notice of appeal with the Missouri Court of Appeals. While the ultimate outcome of litigation cannot be predicted with certainty, management, based on its understanding of the facts, does not believe the ultimate resolution of this suit will have a materially adverse effect on the Company's consolidated financial position or results of operations. However, depending upon the period of resolution, such effect could be material to the consolidated financial results of an individual period.

The Company has been involved, from time to time, in various claims and lawsuits incidental to the ordinary course of its business, including such matters as libel, slander and defamation actions, complaints alleging discrimination, and complaints related to product distribution practices. While the ultimate outcome of litigation cannot be predicted with certainty, management, based on its understanding of the facts, does not believe the ultimate resolution of these matters will have a materially adverse effect on the Company's consolidated financial position or results of operations. However, depending upon the period of resolution, such effect could be material to the consolidated financial results of an individual period.


6.   OPERATING REVENUES

The Company's consolidated operating revenues consist of the following:


                                            Second Quarter Ended             Six Months Ended
                                        ----------------------------     ------------------------
                                           June 29,       June 30,         June 29,     June 30,
                                             2003           2002             2003         2002
                                        -----------     ------------     -----------  -----------
                                                                 (In thousands)
Combined St. Louis operations                 $77,292        $74,129        $148,241    $146,598

Pulitzer Newspapers, Inc.                      29,820         29,868          57,103      57,442
                                             --------       --------        --------    --------
    Total                                    $107,112       $103,997        $205,344    $204,040
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


GENERAL

Pulitzer Inc. (together with its subsidiaries, the "Company") is a newspaper publishing company with integrated Internet operations in 14 markets, the largest of which is St. Louis, Missouri. For the second quarter and first six-months of 2003, the Company's combined St. Louis operations contributed approximately 64 percent of total revenue, including revenue associated with the Company's operations in Tucson, Arizona.

Pulitzer Inc. is the successor to the company founded by the first Joseph Pulitzer in 1878 to publish the original St. Louis Post-Dispatch (the "Post-Dispatch"). The Company and its predecessors have operated continuously since 1878 under the direction of the Pulitzer family. Michael E. Pulitzer, a grandson of the founder, currently serves as Chairman of the Board of the Company.

The Company is engaged in newspaper publishing with integrated new media businesses. Its newspaper operations include operations in St. Louis, Missouri, where the Company publishes the Post-Dispatch, the only major daily newspaper serving the greater St. Louis metropolitan area, and in Tucson, Arizona, where the Company publishes the Arizona Daily Star (the "Star"). At the Tucson Newspaper Agency ("TNI"), the Company shares, on an equal basis, the combined financial results of the Star and the Tucson Citizen, published by Gannett Co., Inc. ("Gannett").

The Post-Dispatch had an average daily circulation for the second quarter and the first six months of 2003 of approximately 288,000 and 287,000, respectively, compared to an average daily circulation of approximately 293,000 and 291,000 for the second quarter and first six months of 2002, respectively. In Tucson, the combined daily circulation of the Star and the Citizen for the second quarter and first six months of 2003 was approximately 134,000 and 141,000, respectively, compared to an average daily circulation of approximately 137,000 and 142,000 for the second quarter and first six months of 2002, respectively.

Pulitzer Inc.'s wholly owned subsidiary, Pulitzer Newspapers, Inc. ("PNI"), and its subsidiaries publish 12 dailies with integrated new media operations that serve markets in the Midwest, Southwest and West, as well as a number of weekly and bi-weekly publications (the "PNI Group"). The PNI Group's 12 daily newspapers had a combined average daily circulation of approximately 188,000 for the second quarter of 2003, about the same as in the second quarter of 2002.

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

ACQUISITION AND DISPOSITION OF BUSINESSES

In the first six months of 2003 and 2002, the Company acquired businesses totaling $3.0 million and $6.4 million, respectively. Pro forma results of these acquisitions were not material.

CRITICAL ACCOUNTING POLICIES

The process of preparing financial statements requires management to make estimates and judgments that affect the carrying values of the Company's assets and liabilities as well as recognition of revenues and expenses. These estimates and judgments are based on the Company's historical experience, actuarial assumptions and understanding of current facts and circumstances. Certain of the Company's accounting policies are considered critical, as these policies are important to the presentation of the Company's financial statements and require significant or complex judgment by management.

Management has identified the practices used to determine the allowance for doubtful accounts associated with trade accounts receivable, the liability for both unpaid and unreported dental, medical and workers compensation claims, and the liability for pension and postretirement and postemployment benefit obligations as critical accounting policies as a result of the judgment involved in the use of estimates.

The Company evaluates its allowance for doubtful trade accounts receivable based on customers' credit history, payment trends and other economic factors to the extent available. It is possible that reported results could be different based upon changes in economic conditions that could impact customers' ability to pay.

The Company evaluates its liability for unpaid and unreported dental, medical and workers compensation claims based on historical payment trends and administration costs. The Company uses actuarial assumptions to calculate estimated future claim costs based on historical trends. Reported results could be different if historical trends differ from actual payment results.

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

The Company has identified the accounting and related impairment testing of Statement of Financial Accounting Standards ("SFAS") No. 142, Goodwill and Other Intangible Assets ("SFAS No. 142"), as a critical accounting policy having material impact on the Company's financial presentation. SFAS No. 142 requires that an intangible asset that is acquired shall be initially recognized and measured based on its fair value. The statement also provides that goodwill and other indefinite-lived intangible assets should not be amortized, but shall be tested for impairment annually, or more frequently if circumstances indicate potential impairment, through a comparison of fair value to their carrying amount. No impairment was recognized as a result of the impairment testing of goodwill and other indefinite-lived assets conducted by the Company upon adoption of SFAS No. 142 in January 2002. An annual impairment test was subsequently performed and indicated that the fair value exceeded the carrying amount of goodwill. Subsequent impairments, if any, would be classified as an operating expense.

SECOND QUARTER ENDED JUNE 29, 2003 COMPARED WITH QUARTER ENDED JUNE 30, 2002

SUMMARY

Second quarter 2003 net income was $11.4 million, or $0.53 per diluted share, compared to $7.0 million, or $0.32 per diluted share, in the prior year.

Second quarter 2003 operating income increased to $23.6 million from $20.8 million in the prior year. The increase in operating income was due, principally, to increased advertising revenue, and lower distribution costs and decreased bad debt expense, partially offset by increased newsprint costs.

REVENUE

Revenues for the quarter ended June 29, 2003 increased 3.0 percent, to $107.1 million from $104.0 million in 2002. Second quarter advertising revenues increased 3.9 percent, to $85.1 million from $81.9 million in 2002. Retail advertising revenue increased 5.4 percent, to $30.4 million from $28.8 million in 2002. Second quarter advertising revenues were positively affected by the movement, from March 2002 to April 2003, of the Easter holiday and growth in the national and local territory retail advertising categories, particularly in St. Louis.

Second quarter national advertising revenue increased 35.6 percent, to $7.5 million from $5.6 million in 2002, due to increased advertising in the automotive, telecommunication, and healthcare categories offset by weakness in entertainment. Classified revenue decreased 7.2 percent to $31.4 million from $33.8 million due to weakness in help wanted and automotive advertising, partially offset by growth in real estate advertising. For the quarter ended June 29, 2003, help wanted revenue decreased 15.8 percent in St. Louis and 6.9 percent at the PNI Group, while automotive revenue decreased 7.8 percent in St. Louis and 13.7 percent at the PNI Group. Real estate revenue increased 3.5 percent and 7.0 percent in St. Louis and at the PNI Group, respectively. Second quarter preprint revenue increased 15.3 percent, to $15.8 million from $13.7 in 2002.

OPERATING EXPENSE

Total operating expenses decreased 0.2 percent to $87.8 million for the second quarter of 2003 from $88.0 million in 2002. Expenses were lower principally due to lower distribution costs resulting from the reduction of product duplication in St. Louis during the second quarter of 2002, and reduced bad debt expense relating to the absence of Kmart-driven reserve increases present last year and better overall collection experience. These expense savings were partially offset by increased newsprint expense resulting from a combination of increased volume and a mid-single digit percent increase in the average cost per metric tonne of newsprint. Full time equivalent ("FTE") employees decreased 0.3 percent from the second quarter of 2002.

Equity in the earnings of TNI for the second quarter of 2003 decreased 11.1 percent to $4.2 million from $4.7 million in 2002. In Tucson, increased advertising revenue, principally in the retail and preprint categories, was offset by higher labor costs related to advertising staff increases, higher benefit costs and increased direct mail and production expense incurred for distribution of non-subscriber advertising products.

OPERATING INCOME

For the second quarter of 2003, the Company's operating income increased 13.4 percent to $23.6 million compared to $20.8 million in the prior year quarter. The increase in 2003 second quarter operating income was due, principally, to increased advertising revenue and lower operating expenses, as discussed in the preceding comments.

NON-OPERATING ITEMS

Interest income for the second quarter of 2003 decreased to $0.9 million from $1.0 million in the prior year quarter. This decline resulted from lower average interest rates for invested funds.

The Company reported interest expense of $5.3 million in the second quarter of 2003 compared to $5.1 million for the second quarter of 2002. The 2003 expense increase principally reflects the absence, in the second quarter of 2003, of capitalized interest present in 2002.

The Company reported a net loss on marketable securities and investments of $0.3 million in the second quarter of 2003 compared to a net loss of $5.2 million in 2002. The second quarter losses in both years resulted from adjustments to the carrying values of certain non-operating investments.

NET INCOME

The Company reported net income of $11.4 million, or $0.53 per diluted share for the second quarter of 2003, compared with net income of $7.0 million, or $0.32 per diluted share in 2002. The increase in 2003 net income reflects increased operating revenue and reductions in operating costs, principally distribution costs and bad debt expense, as well as a reduction in the losses recognized on certain non-operating investments.

SIX MONTHS ENDED JUNE 29, 2003 COMPARED WITH 2002

SUMMARY

Net income for the first six months of 2003 was $18.5 million, or $0.86 per diluted share, compared to $13.8 million, or $0.64 per diluted share, in the prior year.

Operating income for the first six months of 2003 increased to $40.5 million from $37.9 million in the prior year. The increase in operating income was due, principally, to increased national and preprint advertising revenue, lower distribution costs and decreased bad debt expense, partially offset by increased newsprint costs.

REVENUE

Revenues for the six month period ended June 29, 2003 increased 0.6 percent, to $205.3 million from $204.0 million in 2002. Six-month advertising revenues increased 1.1 percent, to $161.3 million from $159.5 million in 2002. Retail advertising revenue remained flat at $56.9 million compared with the prior year period. Retail advertising revenues for the first six months of 2003 were negatively affected by advertiser caution, in part related to the Iraqi conflict, declines in the major department store and furniture categories, and the absence of 2002 Super Bowl, which took place in St. Louis, and Winter Olympic advertising revenue. The decreases were offset by growth in local territory advertising, particularly in St. Louis. Preprint revenue for the first six months of 2003 increased 15.1 percent, to $29.5 million from $25.7 in 2002.

National advertising revenue for the first six months of 2003 increased 20.3 percent, to $14.4 million from $11.9 million in 2002 due to increased advertising in the automotive, telecommunication, and healthcare categories offset by weakness in entertainment. Classified revenue decreased 6.9 percent to $60.5 million from $65.0 million due to weakness in help wanted and automotive advertising, partially offset by growth in real estate advertising. For the six month period ended June 29, 2003, help wanted revenue decreased 14.5 percent in St. Louis and 7.4 percent at the PNI Group, while automotive revenue decreased
8.8 percent in St. Louis and 9.5 percent at the PNI Group. Real estate revenue increased 5.7 percent and 4.6 percent in St. Louis and at the PNI Group, respectively.

OPERATING EXPENSE

Total operating expenses decreased 1.1 percent to $173.2 million for the first six months of 2003 from $175.2 million in 2002. Expenses were lower principally due to lower distribution costs resulting from the reduction of product duplication in St. Louis during the second quarter of 2002, and reduced bad debt expense relating to the absence of Kmart-driven reserve increases present last year and better overall collection experience. These expense savings were partially offset by increased newsprint expense resulting from increased volume. The average cost per metric tonne of newsprint remained flat. Full time equivalent employees decreased 1.0 percent.

Equity in the earnings of TNI for the first six months of 2003 decreased 7.0 percent to $8.4 million from $9.0 million in 2002. In Tucson, increased advertising revenue was offset by higher labor costs related to advertising staff increases, higher benefit costs and increased direct mail and production expense incurred for distribution of non-subscriber advertising products.

OPERATING INCOME

For the first six months of 2003, the Company's operating income increased 7.0 percent to $40.5 million compared to $37.9 million in the prior year quarter. The increase in 2003 in operating income was due, principally, to increased advertising revenue and lower operating expenses.

NON-OPERATING ITEMS

Interest income for the first six months of 2003 decreased to $1.9 million from $2.0 million in the prior year. This decline resulted from lower average interest rates for invested funds.

The Company reported interest expense of $10.7 million in the first six months of 2003 compared to $10.8 million for the first six months of 2002. The 2003 expense decrease principally reflects lower LIBOR interest rates which generated greater savings from the Company's variable interest rate swap, partially offset by the absence, in the first six months of 2003, of capitalized interest present in 2002.

The Company reported a net loss on marketable securities and investments of $1.1 million in the first six months of 2003 compared to a net loss of $6.0 million in 2002. The losses in both years resulted from adjustments to the carrying values of certain non-operating investments.

NET INCOME

The Company reported net income of $18.5 million, or $0.86 per diluted share for the first six months of 2003, compared with net income of $13.8 million, or $0.64 per diluted share in 2002. The increase in 2003 net income reflects increased operating revenue and reductions in operating costs, principally distribution costs and bad debt expense as well as a reduction in the losses recognized on certain non-operating investments.

LIQUIDITY AND CAPITAL RESOURCES

As of June 29, 2003, the Company had an unrestricted cash and marketable securities balance of $201.1 million compared to $194.4 million as of December 29, 2002. The increase resulted principally from an increase in operating profit, partially offset by the discretionary funding of certain employee benefit obligations and the purchase of capital equipment.

At both June 29, 2003 and December 29, 2002, the Company had $306.0 million of outstanding debt pursuant to a loan agreement between St. Louis Post-Dispatch LLC ("PD LLC") and a group of institutional lenders led by Prudential Capital Group (the "Loan"). The aggregate principal amount of the Loan is payable on April 28, 2009 and bears interest at an annual rate of 8.05 percent.

In October 2002 the Company terminated previously executed swap contracts totaling $75.0 million resulting in a net gain of $5.0 million. The $5.0 million net gain is being amortized ratably over the remaining term of the original swap contract which expires in April 2009. The Company maintains other interest rate swap contracts that have the effect of converting the interest cost for $75.0 million of the Company's debt from fixed rate to variable rate. These swap contracts mature with the Company's debt on April 28, 2009. The Company accounts for the swap contracts as fair value hedges.

The Company continues to employ the shortcut method on the remaining interest rate swap contracts. The Company initially recognized the $5.0 million cash receipt, representing the increased fair value of the long-term debt at the date of the swap terminations, as an increase in long-term liabilities with subsequent, ratable amortization as a reduction of interest expense over the remaining life of the original interest rate swap.

In August 2003 the company entered into another interest rate swap contract that has the effect of converting the interest cost for an additional $75.0 million of the Company's debt from a fixed rate to a variable rate. The swap contract matures with the Company's debt on April 28, 2009. The Company will account for the swap as a fair value hedge and will continue to employ the short cut method. As of August 2003, approximately 49 percent of the Company's long-term interest cost is subject to variable rates.

The agreements with respect to the Loan (the "Loan Agreements") contain certain covenants and conditions including the maintenance of cash flow and various other financial ratios, minimum net worth requirements and limitations on the incurrence of other debt. In addition, the Loan Agreements and the PD LLC Operating Agreement require that PD LLC maintain a minimum reserve balance consisting of cash and investments in U.S. government securities, totaling approximately $47.3 million as of June 29, 2003. The Loan Agreements and the PDLLC Operating Agreement provide for a $3.75 million quarterly increase in the minimum reserve balance through May 1, 2010, when the amount will total $150.0 million.

The Company expects to spend approximately $14.0 million to $16.0 million on property, plant and equipment in 2003. As of June 29, 2003, the Company had capital commitments for buildings and equipment replacements of approximately $5.6 million. In addition, as of June 29, 2003, the Company had an unfunded capital contribution commitment of approximately $7.6 million related to its investment in a limited partnership not associated with or involved in the Company's operations.

In order to build a stronger, more direct relationship with the readers of the Post-Dispatch, PD LLC has purchased a number of distribution businesses from independent carriers and dealers over the past four years, and it may continue to purchase additional businesses from time to time in the future. As of June 29, 2003, PD LLC owned circulation routes covering approximately 72 percent of the Post-Dispatch's home delivery and single copy distribution in the newspaper's designated market.

The Company's Board of Directors previously authorized the repurchase of up to $100.0 million of the Company's outstanding capital stock. The Company's repurchase program provides for the purchase of both common and Class B common shares in either the open market or in privately negotiated transactions. As of June 29, 2003, the Company had repurchased under this authority 1,000,000 shares of Class B common stock and 532,401 shares of common stock for a combined purchase price of $74.0 million, leaving $26.0 million in remaining share repurchase authority.

The Company generally expects to generate sufficient cash from operations to cover capital expenditures, working capital requirements, stock repurchases, and dividend payments. Cash flows from operations are dependent upon, among other things, the continued acceptance of newspaper advertising at current or increased levels and the availability of raw materials, principally newsprint.

CASH FLOWS

Cash flow from operations is the Company's primary source of liquidity. Cash provided from operating activities for the first six months of 2003 was $41.1 million compared to $33.9 million in 2002. The increase was due to increased operating income in 2003 and improved collection efforts resulting in lower trade receivables, lower inventory balances, principally newsprint, and reduced contributions to health and welfare trusts.

Cash required for investing activities during the first six months of 2003 was $33.3 million compared to $93.2 million used in 2002. The Company expended $3.7 million, net, for the purchase of marketable securities in 2003 compared to a net expenditure of $46.4 million in 2003. In addition, the Company made discretionary contributions of $10.8 million to fund long-term retirement obligations during the first six months of 2003 compared to long-term discretionary retirement obligation funding of $18.1 million in 2002. Capital expenditures decreased by $7.7 million in 2003 to $6.7 million due, principally, to the completion of the Company's expansion of its St. Louis production facility in 2002. Contributions to limited partnership investments and restricted cash made up the balance of cash required for investing activities for the quarter.

Cash required for financing activities during the first six months of 2003 was $4.6 million compared to $3.9 million used in 2002. The increase in cash used was due to lower proceeds from the exercise of stock options, partially offset by increased proceeds from purchases under employee stock purchase plans in the first six months of 2003 versus 2002.

OTHER

Merger Agreement Indemnification

Pursuant to the Merger Agreement, the Company is obligated to indemnify Hearst-Argyle Television, Inc. against losses related to: (i) on an after tax basis, certain tax liabilities, including (A) any transfer tax liability attributable to the Spin-off, (B) with certain exceptions, any tax liability of Old Pulitzer or any subsidiary of Old Pulitzer attributable to any tax period (or portion thereof) ending on or before the closing date of the Merger, including tax liabilities resulting from the Spin-off, and (C) any tax liability of the Company or any subsidiary of the Company; (ii) liabilities and obligations under any employee benefit plans not assumed by Hearst-Argyle, and
(iii) certain other matters as set forth in the Merger Agreement.

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

Provision for Income Taxes

The Company has incurred capital losses that exceed capital gains available during prescribed carry-back periods by approximately $7.3 million. The Company expects to generate capital gains of at least this amount during prescribed carry-forward periods. Accordingly, the Company has recognized the tax benefit of approximately $2.7 million associated with these capital losses.

PD LLC Operating Agreement

On May 1, 2000, the Company and The Herald Company, Inc. ("Herald") completed the transfer of their respective interests in the assets and operations of the Post-Dispatch and certain related businesses to a new joint venture (the "Venture"), known as PD LLC. The Company controls and manages PD LLC. Under the terms of the operating agreement governing PD LLC (the "Operating Agreement"), the Company holds a 95 percent interest in the results of operations of PD LLC and Herald holds a 5 percent interest. Herald's 5 percent interest is reported as "Minority Interest in Net Earnings of Subsidiary" in the consolidated statements of income for 2003 and 2002. Also, under the terms of the Operating Agreement, Herald received on May 1, 2000 a cash distribution of $306.0 million from PD LLC. This distribution was financed by a $306.0 million borrowing by PD LLC (the "Loan"). The Company's entry into the Venture was treated as a purchase for accounting purposes.

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

New Accounting Pronouncements

In November 2002 FASB issued Financial Interpretation ("FIN") No. 45, Guarantors Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others. FIN No. 45 requires a guarantor to recognize, at the inception of the guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. It also provides additional guidance on the disclosure of the guarantees. The recognition and measurement provisions are effective for guarantees made or modified after December 31, 2002. The disclosure provisions are effective for fiscal periods ending after December 15, 2002, and have been implemented herein. The Company adopted the measurement provisions of FIN 45 as required in 2003, which did not have a material impact on the consolidated financial statements.

In January 2003 FASB issued FIN No. 46, Consolidation of Variable Interest Entities. FIN No. 46 provides guidance surrounding consolidation based on controlling financial interest and provides new quantitative guidelines to various variable interest entities as defined in the statement. The interpretation applies immediately to variable interest entities created after January 31, 2003, and in the first fiscal year or interim period beginning after June 15, 2003 to variable interest entities acquired before February 1, 2003. The Company adopted the provisions as required in 2003, which did not have a material impact on the consolidated financial statements.

In December 2002 the FASB issued SFAS No. 148, Accounting for Stock-Based Compensation - Transition and Disclosure. This pronouncement amends FASB Statement No. 123, Accounting for Stock-Based Compensation,("SFAS No. 123") to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this statement amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The required disclosures are included in this report in Item 1.

In April 2003 FASB issued SFAS No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities ("SFAS No. 149"). SFAS No. 149 amends and clarifies financial accounting and reporting for derivative instruments and for hedging activities under FASB SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. SFAS No. 149 is effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. The Company adopted the provisions as required in 2003, which did not have a material impact on the consolidated financial statements.

In May 2003 FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity ("SFAS No. 150"). SFAS No. 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. This Statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The Company adopted the provisions as required in 2003, which did not have a material impact on the consolidated financial statements.

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
           MARKET RISK
------------------------------------------------------------------------------


The primary raw material used in the Company's operations is newsprint, representing 12.2 percent to 23.6 percent of operating expenses over the last five years. Based on the Company's current level of newspaper operations (including its interest in TNI), expected annual newsprint consumption for 2003 is estimated to be in the range of 104,000 metric tonnes. Historically, newsprint has been subject to significant price fluctuations from time to time, unrelated in many cases to general economic conditions. In the last five years, the Company's average annual cost per tonne of newsprint has varied from its low point by approximately 27.8 percent. For the first six months of 2003, the Company's average cost per metric tonne of newsprint remained flat. For every one-dollar change in the Company's average annual cost per metric tonne of newsprint, pre-tax income would change by approximately $104,000, assuming annual newsprint consumption of 104,000 metric tonnes. The Company attempts to obtain the best price available by combining newsprint purchases for its different newspaper locations with those of other newspaper companies. The Company considers its relationship with newsprint producers to be good. The Company has not entered into derivative contracts for newsprint.

At June 29, 2003, the Company had $306.0 million of outstanding debt pursuant to the Loan. The Loan bears interest at a fixed annual rate of 8.05 percent.

The Company is party to two interest rate swap contracts that convert a portion of the Company's fixed rate debt to a variable rate. The interest rate swaps have a combined $150.0 million notional amount and mature on April 28, 2009. Under the terms of the agreements, the Company pays interest at a variable rate based upon LIBOR plus a combined adjustment average of 3.3392 percent and receives interest at a fixed rate of 8.05 percent. The floating interest rates re-price semiannually. The Company accounts for the swaps as a fair value hedge and employs the short cut method. These transactions result in approximately 49 percent of the Company's long-term interest cost being subject to variable rates.

Changes in market interest rates may cause the Company to incur higher net interest expense. For example, for every one percent increase in variable interest rates, the Company would incur approximately $1.5 million in additional annual interest expense.

ITEM 4.    CONTROLS AND PROCEDURES
------------------------------------------------------------------------------


As of the end of the period covered by this Quarterly Report on Form 10-Q, the Company's management, including its President and Chief Executive Officer and Senior Vice President-Finance, carried out an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Exchange Act Rule 13a-15. Based upon that evaluation, the Company's President and Chief Executive Officer and Senior Vice President-Finance concluded that, as of the end of the period covered by this report, the Company's disclosure controls and procedures are effective in alerting them to material information, on a timely basis, required to be included in the Company's periodic SEC filings. There have been no changes in the Company's internal control over financial reporting during the period covered by this report that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

                           PART II. OTHER INFORMATION


ITEM 1.    LEGAL PROCEEDINGS
-----------------------------------------------------------------------------
    Please see Note 5 "Commitments and Contingencies" to the consolidated financial statements included in Part I, Item 1. of this Form 10-Q.


ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS
-----------------------------------------------------------------------------

         (a)      The Annual Meeting of Stockholders was held on May 22, 2003.

         (b) The following directors continued their term of office after the Annual Meeting of Stockholders:

                  Emily Rauh Pulitzer
                  James M. Snowden, Jr.
                  Robert C. Woodworth
                  Ken J. Elkins
                  Alice B. Hayes
                  Susan T. Congalton


         (c) The following nominees for election as directors received the votes indicated:

                                                     For               Withheld         Abstain
                                                     ---               --------         -------

                  William  Bush (Class B)            124,756,963       2,236,156        0
                  Michael E. Pulitzer (Class B)      124,659,307       2,332,812        0
                  Ronald H. Ridgway (Class B)        126,659,976         333,143        0
                  Richard W. Moore (Class C)         126,799,720         193,399        0


                  The Pulitzer Inc. 2003 Incentive Plan was approved by the vote indicated:

                  For:                               122,546,125
                  Against:                             3,406,417
                  Broker non-votes:                    1,019,733
                  Abstain:                                20,844


                  Ratification of the appointment of Deloitte & Touche LLP as the Company's independent auditors was approved by the vote indicated:

                  For:                               126,823,000
                  Against:                               151,355
                  Broker non-votes:                            0
                  Abstain:                                18,764

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K
-----------------------------------------------------------------------------
         (a)      The following exhibits are filed as part of this report:

         31.1 Certification by Robert C. Woodworth, President and Chief Executive Officer of Pulitzer Inc., pursuant to Exchange Act Rule 13a-14(a), in connection with Pulitzer Inc.'s Quarterly Report on Form 10-Q for the quarter ended June 29, 2003.

         31.2 Certification by Alan G. Silverglat, Senior Vice President-Finance of Pulitzer Inc., pursuant to Exchange Act Rule 13a-14(a), in connection with Pulitzer Inc.'s Quarterly Report on Form 10-Q for the quarter ended June 29, 2003.


         32.1 Certification by Robert C. Woodworth, President and Chief Executive Officer of Pulitzer Inc., pursuant to 18 U.S.C.
                  Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, in connection with Pulitzer Inc.'s Quarterly Report on Form 10-Q for the quarter ended June 29, 2003.

         32.2 Certification by Alan G. Silverglat, Senior Vice President-Finance of Pulitzer Inc., pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, in connection with Pulitzer Inc.'s Quarterly Report on Form 10-Q for the quarter ended June 29, 2003.

         (b)      Reports on Form 8-K.

                  The Company filed a Current Report on Form 8-K on April 7, 2003 regarding an update of its first quarter earnings outlook.

                  The Company filed a Current Report on Form 8-K on April 22, 2003 the announcement of its consolidated financial results for the first quarter ended March 30, 2003 and the issuance of the Company's statistical report for the period and quarter ended March 30, 2003.

                  The Company filed a Current Report on Form 8-K on May 6, 2003 regarding confirmation of its 2003 earnings guidance for full-year 2003 base earnings and confirmation of the Company's earlier guidance.

                  The Company filed a Current Report on Form 8-K on May 16, 2003 the issuance of the Company's statistical report for the period ended May 4, 2003 and confirmation of its 2003 earnings guidance for full year 2003 base earnings.

All other items of this report are not applicable for the current quarter.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                   PULITZER INC.
                                                   (Registrant)

Date: August 13, 2003                         /s/ Alan G. Silverglat
                                              -----------------------
                                               (Alan G. Silverglat)
                                           Senior Vice President-Finance
                                         (on behalf of the Registrant and
                                          as principal financial officer)

                                  EXHIBIT INDEX


         31.1 Certification by Robert C. Woodworth, President and Chief Executive Officer of Pulitzer Inc., pursuant to Exchange Act Rule 13a-14(a), in connection with Pulitzer Inc.'s Quarterly Report on Form 10-Q for the quarter ended June 29, 2003.

         31.2 Certification by Alan G. Silverglat, Senior Vice President-Finance of Pulitzer Inc., pursuant to Exchange Act Rule 13a-14(a), in connection with Pulitzer
                  Inc.'s Quarterly Report on Form 10-Q for the quarter ended June 29, 2003.


         32.1 Certification by Robert C. Woodworth, President and Chief Executive Officer of Pulitzer Inc., pursuant to 18 U.S.C.
                  Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, in connection with Pulitzer Inc.'s Quarterly Report on Form 10-Q for the quarter ended June 29, 2003.

         32.2 Certification by Alan G. Silverglat, Senior Vice President-Finance of Pulitzer Inc., pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, in connection with Pulitzer Inc.'s Quarterly Report on Form 10-Q for the quarter ended June 29, 2003.