Form 10-Q
period 2003-09-28
PULITZER INC
filed 2003-11-12
CIK 1068848

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

    For the quarterly period ended SEPTEMBER 28, 2003
                                   ------------------

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

                CLASS                            OUTSTANDING 11/03/03
        --------------------                     --------------------
            COMMON STOCK                                9,604,309
        CLASS B COMMON STOCK                           11,834,592

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

================================================================================

                          PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

--------------------------------------------------------------------------------

PULITZER INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED -- IN THOUSANDS, EXCEPT EARNINGS PER SHARE)

                                                Third Quarter Ended             Nine Months Ended
                                           ----------------------------    ----------------------------
                                             Sept. 28,       Sept. 29,        Sept. 28,      Sept. 29,
                                               2003            2002            2003            2002
                                           ------------    ------------    ------------    ------------
OPERATING REVENUES:
    Advertising
        Retail                             $     28,463    $     29,005    $     84,921    $     85,857
        National                                  6,411           6,587          20,768          18,521
        Classified                               32,466          33,044          93,397          98,079
                                           ------------    ------------    ------------    ------------
            Subtotal                             67,340          68,636         199,086         202,457
        Preprints                                14,488          13,223          44,023          38,881
                                           ------------    ------------    ------------    ------------
            Total advertising                    81,828          81,859         243,109         241,338
    Circulation                                  19,830          20,281          60,323          60,459
    Other                                         1,594           1,401           5,164           5,784
                                           ------------    ------------    ------------    ------------
                Total operating revenues        103,252         103,541         308,596         307,581

OPERATING EXPENSES:
    Payroll and other personnel expenses         44,900          45,981         134,973         135,546
    Newsprint expense                            11,176          10,087          32,690          31,025
    Depreciation                                  3,677           3,176          11,061          10,627
    Amortization                                  1,139           1,108           3,349           3,325
    Other expenses                               26,440          27,257          78,454          82,255
                                           ------------    ------------    ------------    ------------
                Total operating expenses         87,332          87,609         260,527         262,778

  Equity in earnings of Tucson newspaper
  partnership                                     3,225           3,904          11,593          12,902
                                           ------------    ------------    ------------    ------------

  Operating income                               19,145          19,836          59,662          57,705

  Interest income                                   872           1,146           2,729           3,131
  Interest expense                               (4,877)         (4,527)        (15,609)        (15,349)
  Net gain on marketable securities                 455              44             513              44
  Net loss on investments                          (163)         (1,888)         (1,289)         (7,853)
  Net other income                                   78             113              96             127
                                           ------------    ------------    ------------    ------------

INCOME BEFORE PROVISION FOR INCOME TAXES         15,510          14,724          46,102          37,805

PROVISION FOR INCOME TAXES                        5,748           5,662          17,077          14,338

MINORITY INTEREST IN NET EARNINGS OF
SUBSIDIARIES                                        382             390           1,162             999
                                           ------------    ------------    ------------    ------------
NET INCOME                                 $      9,380    $      8,672    $     27,863    $     22,468
                                           ============    ============    ============    ============

                                                      Third Quarter Ended            Nine Months Ended
                                                  ---------------------------   ---------------------------
                                                    Sept. 28,      Sept. 29,      Sept. 28,      Sept. 29,
                                                      2003           2002           2003           2002
                                                  ------------   ------------   ------------   ------------
BASIC EARNINGS PER SHARE OF STOCK:

  Basic earnings per share                        $       0.44   $       0.41   $       1.30   $       1.06
                                                  ============   ============   ============   ============

  Weighted average number of shares outstanding         21,414         21,299         21,381         21,269
                                                  ============   ============   ============   ============


DILUTED EARNINGS PER SHARE OF STOCK:

  Diluted earnings per share                      $       0.43   $       0.40   $       1.29   $       1.05
                                                  ============   ============   ============   ============

  Weighted average number of shares outstanding         21,670         21,415         21,571         21,454
                                                  ============   ============   ============   ============

See notes to consolidated financial statements.

                                                                     (Concluded)

PULITZER INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(UNAUDITED--- IN THOUSANDS)

                                                        Third Quarter Ended               Nine Months Ended
                                                  ----------------------------    ----------------------------
                                                    Sept. 28,       Sept. 29,       Sept. 28,       Sept. 29,
                                                      2003            2002            2003            2002
                                                  ------------    ------------    ------------    ------------

NET INCOME                                        $      9,380    $      8,672    $     27,863    $     22,468

OTHER COMPREHENSIVE INCOME (LOSS),
  NET OF TAX:

  Unrealized holding gains/(loss) on marketable
      securities arising during the period                 (45)            679             300             818

  Realized gains arising during the period                (281)            (27)           (317)            (27)
                                                  ------------    ------------    ------------    ------------

   Other comprehensive income items                       (326)            652             (17)            791
                                                  ------------    ------------    ------------    ------------

COMPREHENSIVE INCOME                              $      9,054    $      9,324    $     27,846    $     23,259
                                                  ============    ============    ============    ============


See notes to consolidated financial statements.

PULITZER INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF FINANCIAL POSITION
(UNAUDITED--- IN THOUSANDS)

                                                             Sept. 28,       Dec. 29,
                                                               2003           2002
                                                           ------------   ------------
ASSETS

CURRENT ASSETS:
  Cash and cash equivalents                                $     68,257   $     81,517
  Marketable securities                                         137,867        112,877
  Trade accounts receivable (less allowance for doubtful
    accounts of $3,851 and $4,004)                               48,581         53,771
  Inventory                                                       5,626          6,165
  Prepaid expenses and other                                     12,431         11,020
                                                           ------------   ------------

              Total current assets                              272,762        265,350
                                                           ------------   ------------

PROPERTIES:
  Land                                                            9,413          9,275
  Buildings                                                      71,079         66,932
  Machinery and equipment                                       147,600        152,727
  Construction in progress                                        7,057          6,142
                                                           ------------   ------------
              Total                                             235,149        235,076
  Less accumulated depreciation                                 118,628        117,074
                                                           ------------   ------------

              Properties - net                                  116,521        118,002
                                                           ------------   ------------

INTANGIBLE AND OTHER ASSETS:
  Intangible assets - net of accumulated amortization           838,176        835,929
  Restricted cash and investments                                51,060         39,810
  Other                                                          35,565         28,155
                                                           ------------   ------------

              Total intangible and other assets                 924,801        903,894
                                                           ------------   ------------

                   TOTAL                                   $  1,314,084   $  1,287,246
                                                           ============   ============


                                                                     (Continued)

PULITZER INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF FINANCIAL POSITION
(UNAUDITED--- IN THOUSANDS, EXCEPT SHARE DATA)

                                                                      Sept. 28,       Dec. 29,
                                                                        2003            2002
                                                                    ------------    ------------
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Trade accounts payable                                            $      9,194    $      9,419
  Salaries, wages and commissions                                         14,491          15,708
  Interest payable                                                         4,243           3,893
  Pension obligations                                                      1,806           1,959
  Dividends payable                                                        3,857               0
  Income taxes payable                                                     3,390             398
  Other                                                                   12,100           8,425
                                                                    ------------    ------------
              Total current liabilities                                   49,081          39,802
                                                                    ------------    ------------

LONG-TERM DEBT                                                           306,000         306,000
                                                                    ------------    ------------

PENSION OBLIGATIONS                                                       27,608          36,085
                                                                    ------------    ------------

POSTRETIREMENT AND POSTEMPLOYMENT
  BENEFIT OBLIGATIONS                                                     71,895          67,992
                                                                    ------------    ------------

OTHER LONG-TERM LIABILITIES                                               26,880          22,149
                                                                    ------------    ------------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
  Preferred stock, $.01 par value; 100,000,000 shares authorized;
    Issued and outstanding - none
  Common stock, $.01 par value; 100,000,000 shares authorized;
    Issued  9,598,264 in 2003 and 9,498,045 in 2002                           96              95
  Class B common stock, convertible, $.01 par value; 100,000,000
    Shares authorized; issued - 11,834,592 in 2003 and                       118             118
     11,835,242 in 2002
  Additional paid-in capital                                             380,043         374,937
  Retained earnings                                                      463,123         450,653
  Accumulated other comprehensive loss                                   (10,380)        (10,363)
                                                                    ------------    ------------
              Total                                                      833,000         815,440
  Unamortized restricted stock                                              (340)           (208)
  Treasury stock - at cost; 936 shares of common
    stock in 2003 and 330 in 2002, and 0 shares of
      Class B common stock in 2003 and 2002                                  (40)            (14)
                                                                    ------------    ------------
             Total stockholders' equity                                  832,620         815,218
                                                                    ------------    ------------

                   TOTAL                                            $  1,314,084    $  1,287,246
                                                                    ============    ============

                                                                     (Concluded)

See notes to consolidated financial statements.

PULITZER INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED--- IN THOUSANDS)

                                                                                 Nine Months Ended
                                                                           ----------------------------
                                                                             Sept. 28,       Sept. 29,
                                                                               2003            2002
                                                                           ------------    ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net Income                                                               $     27,863    $     22,468
  Adjustments to reconcile net income to net cash provided by operating activities:
    Depreciation                                                                 11,061          10,627
    Amortization                                                                  3,349           3,325
    Deferred income taxes                                                         4,450          13,569
    Gain on sale of assets                                                         (513)            (44)
    Changes in current assets and liabilities (net of the effects of the purchase and sale of properties) which provided (used) cash:
        Trade accounts receivable                                                 5,455             885
        Inventory                                                                   542          (2,260)
        Other assets                                                             (4,589)          3,442
        Trade accounts payable and accrued expenses                               2,411           1,653
        Current portion of pension, postretirement & other
              liabilities                                                         6,400          (2,441)
        Income taxes payable                                                      2,992           6,998
                                                                           ------------    ------------
NET CASH FROM OPERATING ACTIVITIES                                               59,421          58,222
                                                                           ------------    ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures                                                           (9,436)        (19,307)
  Purchase of newspaper properties and distribution businesses,
        net of cash acquired                                                     (6,065)         (8,148)
  Payment of acquisition payable                                                      0          (9,707)
  Purchases of marketable securities                                           (259,184)       (120,412)
  Sales of marketable securities                                                233,489          17,526
  Investment in joint ventures and limited partnerships                          (1,882)           (652)
  Increase in restricted cash and investments                                   (11,250)        (11,250)
  Discretionary funding of retirement obligations                               (10,837)        (18,097)
  Increase in notes receivable                                                        0             200
                                                                           ------------    ------------
NET CASH FROM INVESTING ACTIVITIES                                              (65,165)       (169,847)
                                                                           ------------    ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Dividends paid                                                                (11,536)        (11,158)
  Proceeds from exercise of stock options                                         3,371           2,978
  Proceeds from employee stock purchase plan                                        675             689
  Purchase of treasury stock                                                        (26)           (157)
                                                                           ------------    ------------
NET CASH FROM FINANCING ACTIVITIES                                               (7,516)         (7,648)
                                                                           ------------    ------------



NET DECREASE IN CASH AND CASH EQUIVALENTS                                       (13,260)       (119,273)

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR                                   81,517         193,739
                                                                           ------------    ------------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                                 $     68,257    $     74,466
                                                                           ============    ============


                                                                     (Continued)

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Cash paid (received) during the period for:
    Interest paid                                                         $     15,431    $     15,621
    Interest received                                                           (2,690)         (2,484)
    Income taxes paid                                                            9,884              74
    Income tax refunds                                                            (334)         (5,903)

SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING
  AND FINANCING ACTIVITIES:
  Issuance of restricted stock awards                                                     $       (250)
  Increase in dividends payable and decrease in retained earnings         $      3,857    $      3,728

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

Interim Adjustments - In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the Company's consolidated financial position as of September 28, 2003 and September 29, 2002 and the results of operations and cash flows for the nine-month periods ended September 28, 2003 and September 29, 2002. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended December 29, 2002. Consolidated results of operations and cash flows for interim periods are not necessarily indicative of the results to be expected for the full year.

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

                                                      Third Quarter Ended            Nine Months Ended
                                                  ---------------------------   ---------------------------
                                                    Sept. 28,      Sept. 29       Sept. 28,      Sept. 29,
                                                      2003           2002           2003           2002
                                                  ------------   ------------   ------------   ------------
                                                                       (In thousands)
Weighted average shares outstanding (Basic EPS)         21,414         21,299         21,381         21,269

Common stock equivalents                                   256            116            190            185
                                                  ------------   ------------   ------------   ------------

Weighted average shares outstanding and
    Common stock equivalents (Diluted EPS)              21,670         21,415         21,571         21,454
                                                  ============   ============   ============   ============

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

Financing Arrangements - In December 2001 and August 2003 the Company executed fixed-to-floating interest rate swap contracts in the current combined amount of $150.0 million. The swap contracts mature with the Company's debt on April 28, 2009. The Company accounts for all swaps as fair value hedges and employs the short cut method. These interest rate swap contracts have the effect of converting the interest cost for $150.0 million of the Company's debt from fixed rate to variable rate. As of September 28, 2003, approximately 49 percent of the Company's long-term interest cost is subject to variable rates.

In October 2002 the Company terminated other executed swap contracts totaling $75.0 million, resulting in a net gain of $5.0 million. The Company initially recognized the $5.0 million cash receipt, representing the increased fair value of the long-term debt at the date of the swap terminations, as an increase in long-term liabilities with subsequent, ratable amortization as a reduction of interest expense over the remaining life of the original interest rate swap contracts which would have expired on April 28, 2009.

Stock-Based Employee Compensation - The Company accounts for its stock-based employee compensation plans under the recognition and measurement principles of Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. No stock-based employee compensation cost is reflected in net income for stock options granted, as options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of Statement of Financial Accounting Standards ("SFAS") No. 123, Accounting for Stock-Based Compensation, ("SFAS No. 123"), to stock-based employee compensation.

                                                             Third Quarter Ended            Nine Months Ended
                                                         ---------------------------   ---------------- -----------
                                                           Sept. 28,      Sept. 29,      Sept. 28,      Sept. 29,
                                                             2003           2002           2003           2002
                                                         ------------   ------------   ------------   ------------
                                                                  (In thousands, except earnings per share)
Net income, as reported                                  $      9,380   $      8,672   $     27,863   $     22,468
Deduct: Total stock-based employee compensation
      expense determined under fair value based method
      for all awards, net of related tax effects                1,007          1,072          3,085          3,565
                                                         ------------   ------------   ------------   ------------

Net income, pro forma                                    $      8,373   $      7,600   $     24,778   $     18,903
                                                         ============   ============   ============   ============

Basic earnings per common share
    As reported                                          $       0.44   $       0.41   $       1.30   $       1.06
    Pro forma                                            $       0.39   $       0.36   $       1.16   $       0.89

Diluted earnings per common share
    As reported                                          $       0.43   $       0.40   $       1.29   $       1.05
    Pro forma                                            $       0.39   $       0.35   $       1.15   $       0.88

New Accounting Pronouncements - In November 2002 the Financial Accounting Standards Board ("FASB") issued Financial Interpretation ("FIN") No. 45, Guarantors Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others. FIN No. 45 requires a guarantor to recognize, at the inception of the guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. It also provides additional guidance on the disclosure of the guarantees. The recognition and measurement provisions are effective for guarantees made or modified after December 31, 2002. The disclosure provisions are effective for fiscal periods ending after December 15, 2002, and have been implemented herein. The Company's adoption of the measurement provisions of FIN No. 45 in 2003 did not have a material impact on the consolidated financial statements.

In January 2003, FASB issued FIN No. 46, Consolidation of Variable Interest Entities ("FIN No. 46"). FIN No. 46 provides guidance surrounding consolidation based on controlling financial interest and provides new quantitative guidelines to various variable interest entities as defined in the statement. The interpretation applies to variable interest entities acquired before February 1, 2003, for the first interim or annual period ending after December 15, 2003. The Company does not expect that the adoption of the provisions of FIN No. 46, as required in 2003, will have a material impact on the consolidated financial statements.

In December 2002, the FASB issued SFAS No. 148, Accounting for Stock-Based Compensation - Transition and Disclosure. This pronouncement amends SFAS No. 123 to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this statement amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The required disclosures are included in this report.

In April 2003, FASB issued SFAS No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities ("SFAS No. 149"). SFAS No. 149 amends and clarifies financial accounting and reporting for derivative instruments and for hedging activities under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. SFAS No. 149 is effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. The Company adopted the provisions as required in 2003, which did not have a material impact on the consolidated financial statements.

In May 2003, FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity ("SFAS No. 150"). SFAS No. 150 sought to establish standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. SFAS No. 150 was effective for financial instruments entered into or modified after May 31, 2003, and otherwise was effective at the beginning of the first interim period beginning after June 15, 2003.

The Company had determined that SFAS No. 150, as it existed through FASB Staff Positions 150-2, dated October 16, 2003, required the Company to recognize a liability associated with the liquidation in 2015 of the capital accounts of The Herald Company, Inc. ("Herald"), reflecting Herald's minority interest in two of the Company's subsidiaries, St. Louis Post-Dispatch LLC ("PD LLC") and STL Distribution Services LLC ("DS LLC"). In this regard, in accordance with SFAS No. 150, the Company determined that if the liquidation of Herald's interests were to have occurred at September 28, 2003, the Company would have recognized a liability in the estimated amount of $45 million, as determined pursuant to SFAS No. 150. This estimated liability was expected to change over time, and to differ from the ultimate, actual liability to Herald as determined pursuant to the operating agreements governing PD LLC and DS LLC.

On November 7, 2003, the FASB issued Staff Position 150-3, which deferred indefinitely the application of those provisions of SFAS No. 150 that relate to Herald's interests in PD LLC and DS LLC. Accordingly, the Company presents its consolidated results of operations, financial position, and cash flows absent any potential impact of SFAS No. 150. The Company cannot predict and, accordingly, is not able to determine what the ultimate impact to the Company's consolidated financial statements, if any, might be from future FASB action concerning SFAS No. 150.

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

Summarized financial information for TNI is as follows:

                                                 Sept. 28,       Dec. 29,
                                                    2003           2002
                                                -----------     ----------
                                                      (In thousands)
       Current assets                             $15,251        $17,102

       Current liabilities                         $8,707         $8,582

       Partners' equity                            $6,544         $8,520

                                               Third Quarter Ended            Nine Months Ended
                                           ---------------------------   ---------------------------
                                             Sept. 28,      Sept. 29,      Sept. 28,      Sept. 29,
                                               2003           2002           2003           2002
                                           ------------   ------------   ------------   ------------
                                                                 (In thousands)

  Operating revenues                       $     24,976   $     25,072   $     78,840   $     77,026

  Operating income                         $      6,450   $      7,808   $     23,186   $     25,804

  Company's share of operating income
  before depreciation, amortization, and
  general and administrative expense (1)   $      3,225   $      3,904   $     11,593   $     12,902

(1) The Company's share of Star depreciation, amortization, and general and administrative expenses is reported as operating expenses on the Company's consolidated statements of income. In aggregate, these amounts totaled $590,000 and $561,000 for the third quarter of 2003 and 2002, respectively, and $1,848,000 and $1,814,000 for the first nine months of 2003 and 2002, respectively.

3. ACQUISITION OF PROPERTIES

In the third quarter of 2003 and 2002, the Company acquired businesses totaling $3.1 million and $1.8 million, respectively. In the nine months ended 2003 and 2002, the Company acquired businesses totaling $6.1 million and $8.1 million, respectively. Pro forma results of these acquisitions were not material and are, therefore, not presented. In addition, on October 7, 2003, PD LLC entered into definitive agreements to acquire the distribution businesses of a group of independent newspaper dealers engaged in the business of reselling the St. Louis Post-Dispatch in vending machines and to retail establishments ("single copy routes"). These transactions are expected to be completed by December 31, 2003. At the completion of the purchase of these distribution businesses, PD LLC will own more than 75 percent of the St. Louis Post-Dispatch single copy routes in the greater St. Louis metropolitan area.

4. GOODWILL AND OTHER INTANGIBLE ASSETS

Changes in the carrying amounts of goodwill and other intangible assets for the Company for the nine months ended September 28, 2003 were as follows:

                                                        OTHER
                                                      INTANGIBLE
      (In thousands)                    GOODWILL        ASSETS
                                      ------------   ------------
      Balance at December 29, 2002    $    797,719   $     38,210
      Additions during the period            3,122          2,474
      Amortization expense                       0         (3,349)
                                      ------------   ------------
      Balance at September 28, 2003   $    800,841   $     37,335
                                      ============   ============

Other intangible assets at September 28, 2003 and December 29, 2002 were as follows:

                                                              ACCUMULATED        NET
(In thousands)                                    COST       AMORTIZATION       COST
                                              ------------   ------------   ------------
September 28, 2003 Other intangible assets:
  Advertising base                            $     33,457   $      7,078   $     26,379
  Subscriber lists                                  22,602         13,368          9,234
  Non-compete agreements and other
    long-term pension assets                         6,339          4,617          1,722
                                              ------------   ------------   ------------
    Total other intangible assets             $     62,398   $     25,063   $     37,335
                                              ============   ============   ============

December 29, 2002 Other intangible assets:
  Advertising base                                  31,816          5,928         25,888
  Subscriber lists                                  22,024         11,387         10,637
  Non-compete agreements and other
    long-term pension assets                         6,084          4,399          1,685
                                              ------------   ------------   ------------
    Total other intangible assets             $     59,924   $     21,714   $     38,210
                                              ============   ============   ============

Pretax amortization expense of other intangible assets for the third quarter and nine months ended September 28, 2003 was $1.1 million and $3.3 million, respectively, and annually over the next six years is estimated to be: $4.5 million for 2003, $4.7 million for 2004, $4.6 million for 2005, $4.3 million for 2006, $2.3 million for 2007, and $1.8 million for 2008.


5. COMMITMENTS AND CONTINGENCIES

CAPITAL COMMITMENTS

As of September 28, 2003, the Company and its subsidiaries had construction and equipment commitments of approximately $4.0 million.

INVESTMENT COMMITMENTS

As of September 28, 2003, the Company had an unfunded capital contribution commitment of approximately $7.1 million related to its investment in a limited partnership not associated with or involved in the Company's operations.

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

In October 2001 the Internal Revenue Service ("IRS") formally proposed that Old Pulitzer's taxable income for the tax year ended March 18, 1999 be increased by approximately $80.4 million based on the assertion that Old Pulitzer was required to recognize a taxable gain in that amount as a result of the Spin-off. The Company is obligated under the Merger Agreement to indemnify Hearst-Argyle against any tax liability attributable to the Spin-off and has the right to control any proceedings relating to the determination of such tax liability. If the IRS were completely successful in its proposed adjustment, the Company's indemnification obligation would be approximately $29.3 million, plus applicable interest. Any income tax indemnification payment would be recorded as an adjustment to additional paid-in capital, and any related interest expense would be reflected as a component of net income in the period recognized.

The Company does not believe that Old Pulitzer realized any taxable gain in connection with the Spin-off, and in January 2002, it contested the IRS' proposed increase in a formal written protest filed with the IRS Appeals Office. In a recent letter addressed to the Company's representatives, the IRS Appeals Officer indicated that he supports the position asserted by the IRS and is inclined to sustain substantially the entire amount of the IRS' proposed increase in Old Pulitzer's taxable income. While there can be no assurance that the Company will completely prevail in its position, it continues to believe that the IRS' position is not supported by the facts or applicable legal authority. The Company intends to vigorously contest the IRS' determination and has not accrued any liability in connection with this matter. If the Company and the IRS are unable to resolve their differences in the IRS Appeals Office, the Company likely will pursue its case before the United States Tax Court.

On August 30, 2002, the Company, on behalf of Old Pulitzer, filed with the IRS amended federal corporate income tax returns for the years ended December 1997 and 1998 and March 1999 in which refunds of tax in the aggregate amount of approximately $8.1 million, plus interest, were claimed. These refunds claims were based on the Company's contention that Old Pulitzer was entitled to deduct certain fees and expenses which it had not previously deducted and which Old Pulitzer had incurred in connection with its investigation of several strategic alternatives and potential transactions prior to its decision to proceed with the Broadcast Transaction. Under the Merger Agreement, the Company is entitled to any amounts recovered from the IRS as a result of these refund claims, although there can be no assurance that the IRS will approve all or any portion of these refund claims. Pending IRS review, no receivable has been recognized in connection with these refund claims. Any funds received for income tax refunds would be recorded as an adjustment to additional paid-in-capital, and any related interest received would be reflected as a component of net income in the period recognized.

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

During the third quarter of 2003, the Company gave consideration to SFAS No. 150, as discussed more fully in the New Accounting Pronouncements section of
Note 1. In this regard, in accordance with SFAS No. 150, the Company determined that if the liquidation of Herald's interests in PD LLC and DS LLC were to have occurred at September 28, 2003, the Company would have recognized a liability in the estimated amount of $45 million, as determined pursuant to SFAS No. 150. This estimated liability was expected to change over time, and to differ from the ultimate, actual liability to Herald as determined pursuant to the operating agreements governing PD LLC and DS LLC.

LEGAL CONTINGENCIES

In February 1998, a group of independent newspaper dealers engaged in the business of reselling the Post-Dispatch in vending machines and to retail establishments filed suit against the Company in the Missouri Circuit Court, Twenty-Second Judicial Circuit (St. Louis City)(the "Court"). The suit alleged, among other counts, that the Company's actions tortiously interfered with their business expectancy of being able to sell their branches and constituted malicious trespass on their intangible property by, among other things, allegedly reducing the value of their routes. On October 7, 2003, PD LLC entered into definitive agreements to acquire the distribution businesses of those dealers. The selling dealers also agreed to dismiss with prejudice, coincident with the sale of their distribution businesses, their appeal of the decisions of the Court dismissing, in the Company's favor, all their claims in the litigation.

The Company has been involved, from time to time, in various claims and lawsuits incidental to the ordinary course of its business, including such matters as libel, slander and defamation actions, complaints alleging discrimination, and complaints related to product distribution practices. While the ultimate outcome of litigation cannot be predicted with certainty, management, based on its understanding of the facts, does not believe the ultimate resolution of these matters will have a materially adverse effect on the Company's consolidated financial position or annual results of operations. However, depending upon the period of resolution, such effect could be material to the consolidated financial results of an individual period.

6. OPERATING REVENUES

The Company's consolidated operating revenues consist of the following:

                                      Third Quarter Ended           Nine Months Ended
                                  ---------------------------   ---------------------------
                                    Sept. 28,      Sept. 29,      Sept. 28,      Sept. 29,
                                       2003          2002           2003           2002
                                  ------------   ------------   ------------   ------------
                                                        (In thousands)
Combined St. Louis operations     $     73,691   $     74,544   $    221,932   $    221,142

Pulitzer Newspapers, Inc.               29,561         28,997         86,664         86,439
                                  ------------   ------------   ------------   ------------

    Total                         $    103,252   $    103,541   $    308,596   $    307,581
                                  ============   ============   ============   ============


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


GENERAL

Pulitzer Inc. (together with its subsidiaries, the "Company") is a newspaper publishing company with integrated Internet operations in 14 markets, the largest of which is St. Louis, Missouri. For the third quarter and first nine-months of 2003, the Company's combined St. Louis operations contributed approximately 72 percent of reported revenue and 64 percent after including revenue associated with the Company's operations in Tucson, Arizona.

Pulitzer Inc. is the successor to the company founded by the first Joseph Pulitzer in 1878 to publish the original St. Louis Post-Dispatch (the "Post-Dispatch"). The Company and its predecessors have operated continuously since 1878 under the direction of the Pulitzer family. Michael E. Pulitzer, a grandson of the founder, currently serves as Chairman of the Board of the Company.

The Company is engaged in newspaper publishing with integrated new media businesses. Its newspaper operations include operations in St. Louis, Missouri, where the Company publishes the Post-Dispatch, the only major daily newspaper serving the greater St. Louis metropolitan area, and in Tucson, Arizona, where the Company publishes the Arizona Daily Star (the "Star"). At the Tucson Newspaper Agency ("TNI"), the Company shares, on an equal basis, the combined financial results of the Star and the Tucson Citizen (the "Citizen"), published by Gannett Co., Inc. ("Gannett").

The Post-Dispatch had average daily circulation for the third quarter and 12-month period ended September 28, 2003 of approximately 285,000 and 287,000, respectively, compared to an average daily circulation of approximately 283,000 and 289,000 for the third quarter and 12-month period ended September 29, 2002, respectively (the Post-Dispatch uses an October - September annual circulation audit period). In Tucson, the combined daily circulation of the Star and the Citizen for the third quarter and first nine months of 2003 was approximately 129,000 and 137,000, respectively, compared to combined average daily circulation of approximately 132,000 and 139,000 for the third quarter and first nine months of 2002, respectively.

Pulitzer Inc.'s wholly owned subsidiary, Pulitzer Newspapers, Inc. ("PNI"), and its subsidiaries publish 12 daily newspapers with integrated new media operations that serve markets in the Midwest, Southwest and West, as well as a number of weekly and bi-weekly publications (the "PNI Group"). The PNI Group's 12 daily newspapers had a combined average daily circulation of approximately 186,000 and 189,000 for the third quarter and first nine months of 2003, respectively, compared to an average daily circulation of approximately 187,000 and 188,000 for the third quarter and first nine months of 2002, respectively.

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

ACQUISITION AND DISPOSITION OF BUSINESSES

In the third quarter of 2003 and 2002, the Company acquired businesses totaling $3.1 million and $1.8 million, respectively. In the nine months ended 2003 and 2002, the Company acquired businesses totaling $6.1 million and $8.1 million, respectively. Pro forma results of these acquisitions were not material and are, therefore, not presented. In addition, on October 7, 2003, PD LLC entered into definitive agreements to acquire the distribution businesses of a group of independent newspaper dealers engaged in the business of reselling the Post-Dispatch in vending machines and to retail establishments ("single copy routes"). These transactions are expected to be completed by December 31, 2003. At the completion of the purchase of these distribution businesses, PD LLC will own more than 75 percent of the Post-Dispatch its single copy routes in the greater St. Louis metropolitan area.

CRITICAL ACCOUNTING POLICIES

The process of preparing financial statements requires management to make estimates and judgments that affect the carrying values of the Company's consolidated assets and liabilities as well as recognition of revenues and expenses. These estimates and judgments are based on the Company's historical experience, actuarial assumptions and understanding of current facts and circumstances. Certain of the Company's accounting policies are considered critical, as these policies are important to the presentation of the Company's consolidated financial statements and require significant or complex judgment by management.

Management has identified the practices used to determine the allowance for doubtful accounts associated with trade accounts receivable, the liability for both unpaid and unreported dental, medical and workers compensation claims, the liability for pension and postretirement and postemployment benefit obligations, and the accounting and related impairment testing of Statement of Financial Accounting Standards ("SFAS") No. 142, Goodwill and Other Intangible Assets ("SFAS No. 142"), as critical accounting policies involving the use of estimates and judgements.

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

The Company has identified the accounting and related impairment testing of SFAS No. 142 as a critical accounting policy having a material impact on the Company's financial presentation. SFAS No. 142 requires that an intangible asset that is acquired shall be initially recognized and measured based on its fair value. The statement also provides that goodwill and other indefinite-lived intangible assets should not be amortized, but shall be tested for impairment annually, or more frequently if circumstances indicate potential impairment, through a comparison of fair value to their carrying amount. No impairment was recognized as a result of the impairment testing of goodwill and other indefinite-lived assets conducted by the Company upon adoption of SFAS No. 142 in January 2002. An annual impairment test was subsequently performed and indicated that the fair value exceeded the carrying amount of goodwill. Subsequent impairments, if any, would be classified as an operating expense.

THIRD QUARTER ENDED SEPTEMBER 28, 2003 COMPARED WITH QUARTER ENDED SEPTEMBER 29, 2002

SUMMARY

Third quarter 2003 net income was $9.4 million, or $0.43 per diluted share, compared to net income of $8.7 million, or $0.40 per diluted share, in the prior year.

Third quarter operating income decreased to $19.1 million from $19.8 million in the prior year. The principal factors related to this decrease were lower advertising revenue, particularly in St. Louis and Tucson, higher newsprint expense, primarily reflecting a 9.1 percent increase in the average cost per metric tonne of newsprint, and increased depreciation expense associated with the Company's new St. Louis production facility, which was placed in service in late 2002. These revenue decreases and expense increases were partially offset by decreased labor and employee benefit expenses and decreased allowances for uncollectible account receivables resulting from improved collections.

REVENUE

Revenues for the quarter ended September 28, 2003 decreased 0.3 percent, to $103.3 million from $103.5 million in 2002. Third quarter advertising revenues decreased to $81.8 million in 2003 from $81.9 million in 2002.

Retail advertising revenue decreased 1.9 percent, to $28.5 million from $29.0 million in 2002, due to weaknesses in the major department store category and the absence, in 2003, of approximately $1.2 million of retail advertising revenue present in 2002 related to the grand opening of a new riverboat casino and a major shopping center in St. Louis. Third quarter national advertising revenue decreased 2.7 percent, to $6.4 million from $6.6 million in 2002, due to decreased advertising in the automotive, telecommunication, and travel categories. Classified revenue decreased 1.7 percent to $32.5 million from $33.0 million due to weakness in help wanted and automotive advertising, partially offset by growth in real estate advertising. For the quarter ended September 28, 2003, help wanted revenue decreased 11.6 percent in St. Louis and increased 1.8 percent at PNI, while automotive revenue decreased 4.3 percent in St. Louis and
10.7 percent at PNI. Real estate revenue increased 3.4 percent and 21.2 percent in St. Louis and at PNI, respectively. Third quarter preprint revenue increased
9.6 percent to $14.5 million from $13.2 in 2002 principally on the strength increased preprint volume from retail and national advertisers.

OPERATING EXPENSE

Total operating expenses decreased 0.3 percent to $87.3 million for the third quarter of 2003 from $87.6 million in 2002. Expenses were lower principally due to a 2.4 percent reduction in employee related expenses, primarily the result of reduced employment levels and lower workers' compensation expense, decreased allowance for uncollectible account receivables resulting from improved collections, and decreased promotion expense. Full-time equivalent ("FTE") employees decreased 1.9 percent from the third quarter of 2002.

These expense savings were partially offset by increased newsprint expense, primarily reflecting a 9.1 percent increase in the average cost per metric tonne of newsprint, and increased depreciation expense associated with the Company's new St. Louis production facility, which was placed in service in late 2002.

Equity in the earnings of TNI for the third quarter of 2003 decreased 17.4 percent to $3.2 million from $3.9 million in 2002. In Tucson, operating revenue decreased 0.4 percent for the third quarter. Advertising revenue decreased 2.1 percent due to weakness in the grocery, financial services and new construction categories, and softness in national advertising, principally in the pharmaceutical and travel segments. Operating expense increased 7.2 percent due to increased labor and circulation expense.

OPERATING INCOME

For the third quarter of 2003, the Company's operating income decreased 3.5 percent to $19.1 million compared to $19.8 million in the prior year quarter. The decrease in 2003 third quarter operating income was due, principally, to lower advertising revenue and decreased equity in the earnings of TNI.

NON-OPERATING ITEMS

Interest expense, net of interest income, increased for the third quarter of 2003 to $4.0 million from $3.4 million in 2002, principally, due to the absence, in 2003, of capitalized interest present in 2002, and lower yields on the Company's invested funds. These expense increases were partially offset by savings from the Company's interest rate swaps.

The Company reported a gain on marketable securities of $0.5 million in the third quarter of 2003 compared to a gain of $44,000 in 2002. The Company reported a loss on investments of $0.2 million in the third quarter of 2003 compared to a loss of $1.9 million in 2002. The third quarter of 2003 loss represented valuation adjustments to the carrying value of certain new media investments, partially offset by a $0.8 million gain on the distribution of the Company's interest in a mutual insurance holding company. The loss in the third quarter of 2002 resulted from adjustments to the carrying value of certain new media investments.

The Company's effective tax rate for the third quarter was 37.0 percent compared to 38.5 percent for the third quarter of 2002 due to lower state income taxes.

NET INCOME

The Company reported net income of $9.4 million, or $0.43 per diluted share for the third quarter of 2003, compared with net income of $8.7 million, or $0.40 per diluted share in 2002. The increase in net income in third quarter of 2003 compared to the prior year resulted, principally, from the reduction in operating income previously discussed being more than offset by the combination of: (a) lower valuation adjustments to the carrying value of certain non-operating investments, (b) increased net gains on the sale of marketable securities, (c) reductions in losses incurred on investments, and (d) lower income tax rates.


NINE MONTHS ENDED SEPTEMBER 28, 2003 COMPARED WITH SEPTEMBER 29, 2002

SUMMARY

Net income for the first nine months of 2003 was $27.9 million, or $1.29 per diluted share, compared to net income of $22.5 million, or $1.05 per diluted share, in the prior year.

Operating income for the first nine months of 2003 increased to $59.7 million from $57.7 million in the prior year. The increase in operating income was due, principally, to increased national and preprint advertising revenue, lower distribution costs and decreased bad debt expense, partially offset by increased newsprint expense and increased depreciation expense associated with the Company's new St. Louis production facility, which was placed in service in late 2002.

REVENUE

Revenues for the nine month period ended September 28, 2003 increased 0.3 percent, to $308.6 million from $307.6 million in 2002. Nine-month advertising revenues increased 0.7 percent, to $243.1 million from $241.3 million in 2002.

Retail advertising revenue decreased 1.1 percent, to $84.9 million from $85.9 million in 2002. Retail advertising revenues for the first nine months of 2003 were negatively affected by weakness in the major department store and furniture categories. These decreases were partially offset by growth in local territory advertising, particularly in St. Louis. National advertising revenue for the first nine months of 2003 increased 12.1 percent, to $20.8 million from $18.5 million in 2002 due to increased advertising in the automotive, telecommunication, and healthcare categories. Classified revenue decreased 4.8 percent to $93.4 million from $98.1 million due to weakness in help wanted and automotive advertising, partially offset by growth in real estate advertising. For the nine month period ended September 28, 2003, help wanted revenue decreased 13.5 percent in St. Louis and 4.2 percent at PNI, while automotive revenue decreased 7.2 percent in St. Louis and 9.9 percent at PNI. Real estate revenue increased 5.0 percent and 10.4 percent in St. Louis and at PNI, respectively. Preprint revenue for the first nine months of 2003 increased 13.2 percent, to $44.0 million from $38.9 million in 2002.

OPERATING EXPENSE

Total operating expenses decreased 0.9 percent to $260.5 million for the first nine months of 2003 from $262.8 million in 2002. Expenses were lower principally due to lower distribution costs resulting from the reduction of product duplication in St. Louis during the second quarter of 2002, reduced bad debt expense relating to the absence of Kmart-driven reserve increases present last year and better overall collection experience, and lower employee-related expenses, primarily the result of reduced employment levels and lower workers' compensation expenses. These expense savings were partially offset by increased newsprint expense and higher depreciation expense. The average cost per metric tonne of newsprint increased 3.4 percent. FTEs decreased 1.7 percent.

Equity in the earnings of TNI for the first nine months of 2003 decreased 10.1 percent to $11.6 million from $12.9 million in 2002. In Tucson, advertising revenue increased 1.3 percent, principally due to growth in the classified and preprint categories. Operating expense increased 8.2 percent due to higher labor costs, including advertising staff increases, higher benefit costs, and increased direct mail and production expense incurred for distribution of non-subscriber advertising products.

OPERATING INCOME

For the first nine months of 2003, the Company's operating income increased 3.4 percent to $59.7 million compared to $57.7 million in the prior year. The increase in 2003 in operating income was due, principally, to lower operating expenses.

NON-OPERATING ITEMS

Interest expense, net of interest income, increased for the first nine months of 2003 to $12.9 million from $12.2 million in 2002 due to the absence in 2003 of capitalized interest that was present in 2002, and lower yields on invested funds. These expense increases were partially offset by savings from the Company's interest rate swaps.

The Company reported a gain on the sale of marketable securities of $0.5 million in the first nine months of 2003 compared to a gain of $44,000 in 2002. The Company reported a loss on investments of $1.3 million in the first nine months of 2003 compared to a loss of $7.9 million in 2002. The loss in 2003 represents valuation adjustments to the carrying value of certain new media investments, partially offset by a $0.8 million gain on the distribution of the Company's interest in a mutual insurance holding company. The loss in the first nine months of 2002 resulted from adjustments to the carrying value of certain new media investments.

The Company's effective tax rate for the first nine months of 2003 was 37.0 percent compared to 37.9 percent for the first nine months of 2002 due to lower state income taxes.

NET INCOME

The Company reported net income of $27.9 million, or $1.29 per diluted share for the first nine months of 2003, compared with net income of $22.5 million, or $1.05 per diluted share in 2002. The increase in net income during 2003 results principally from increased operating income and reductions in non-operating items, and the effective tax rate, as previously discussed.


LIQUIDITY AND CAPITAL RESOURCES

As of September 28, 2003, the Company had an unrestricted cash and marketable securities balance of $206.1 million compared to $194.4 million as of December 29, 2002. The increase resulted principally from an increase in net income, partially offset by the discretionary funding of certain employee benefit obligations and the purchase of capital equipment.

At both September 28, 2003 and December 29, 2002, the Company had $306.0 million of outstanding debt pursuant to a loan agreement between St. Louis Post-Dispatch LLC ("PD LLC") and a group of institutional lenders led by Prudential Capital Group (the "Loan"). The aggregate principal amount of the Loan is payable on April 28, 2009 and bears interest at an annual rate of 8.05 percent. In December 2001 and August 2003 the Company executed fixed-to-floating interest rate swap contracts in the combined amount of $150.0 million. The swap contracts mature with the Company's debt on April 28, 2009. The Company accounts for all swaps as fair value hedges and employs the short cut method. These interest rate swap contracts that have the effect of converting the interest cost for $150.0 million of the Company's debt from fixed rate to variable rate. As of September 28, 2003, approximately 49 percent of the Company's long-term interest cost was subject to variable rates.

In October 2002 the Company terminated other swap contracts totaling $75.0 million resulting in a net gain of $5.0 million. The Company initially recognized the $5.0 million cash receipt, representing the increased fair value of the long-term debt at the date of the swap terminations, as an increase in long-term liabilities with subsequent, ratable amortization as a reduction of interest expense over the remaining life of the original interest rate swap contracts which would have expired on April 28, 2009.

The agreements with respect to the Loan (the "Loan Agreements") contain certain covenants and conditions including the maintenance of cash flow and various other financial ratios, minimum net worth requirements and limitations on the incurrence of other debt. In addition, the Loan Agreements and the PD LLC Operating Agreement require that PD LLC maintain a minimum reserve balance consisting of cash and investments in U.S. government securities, totaling approximately $51.1 million as of September 28, 2003. The Loan Agreements and the PD LLC Operating Agreement provide for a $3.75 million quarterly increase in the minimum reserve balance through May 1, 2010, when the amount will total $150.0 million.

The Company expects to spend approximately $14.0 million to $15.0 million on property, plant and equipment in 2003. As of September 28, 2003, the Company had capital commitments for buildings and equipment replacements of approximately $4.0 million. In addition, as of September 28, 2003, the Company had an unfunded capital contribution commitment of approximately $7.1 million related to its investment in a limited partnership not associated with or involved in the Company's operations.

In order to build a stronger, more direct relationship with the readers of the Post-Dispatch, PD LLC has purchased a number of distribution businesses from independent carriers and dealers over the past four years, and it may continue to purchase additional distribution businesses from time to time in the future. As of September 28, 2003, PD LLC owned circulation routes covering approximately 74 percent of the Post-Dispatch's daily home delivery and 57 percent of single copy distribution in the newspaper's designated market.

On October 7, 2003, PD LLC entered into definitive agreements to acquire the single copy distribution businesses of certain dealers. These transactions are expected to be completed by December 31, 2003. At the completion of the purchase of these distribution businesses, PD LLC will own more than 75 percent of the Post-Dispatch single copy routes in the greater St. Louis metropolitan area.

The Company's Board of Directors previously authorized the repurchase of up to $100.0 million of the Company's outstanding capital stock. The Company's repurchase program provides for the purchase of both common and Class B common shares in either the open market or in privately negotiated transactions. As of September 28, 2003, the Company had repurchased under this authority 1,000,000 shares of Class B common stock and 532,732 shares of common stock for a combined purchase price of $62.1 million, leaving $37.9 million in remaining share repurchase authority.

The Company generally expects to generate sufficient cash from operations to cover capital expenditures, working capital requirements, stock repurchases, and dividend payments. Cash flows from operations are dependent upon, among other things, the continued acceptance of newspaper advertising at current or increased levels and the availability of raw materials, principally newsprint.

CASH FLOWS

Cash flow from operations is the Company's primary source of liquidity. Cash provided from operating activities for the first nine months of 2003 was $59.4 million compared to $58.2 million in 2002. The increase results principally from increased net income and funds provided from changes in current assets and liabilities, including increased income taxes payable.

Cash used for investing activities during the first nine months of 2003 was $65.2 million compared to $169.8 million used in the first nine months 2002. The Company expended $25.7 million, net, for the purchase of marketable securities in the first nine months of 2003 compared to a net expenditure of $102.9 million in the first nine months of 2002. In addition, the Company made discretionary contributions of $10.8 million to fund long-term retirement obligations during the first nine months of 2003 compared to discretionary funding of long-term obligations of $18.1 million in 2002. Capital expenditures decreased by $9.9 million in the first nine months of 2003 to $9.4 million from $19.3 million in 2002 due, principally, to the completion of the Company's expansion of its St. Louis production facility in 2002. Contributions to limited partnership investments and restricted cash, and the purchase of newspaper properties and distribution businesses made up the balance of cash used for investing activities for the first nine months of 2003.

Cash used for financing activities during the first nine months of 2003 was $7.5 million compared to $7.6 million used in the first nine months of 2002. The decrease was due to increased proceeds from the exercise of stock options, partially offset by increased dividend payments in the first nine months of 2003 versus 2002.

OTHER

Merger Agreement Indemnification

Pursuant to the Merger Agreement (see Note 5 "Commitments and Contingencies" to the consolidated financial statements included in Part I, Item 1 of this Form 10-Q ("Note 5")), the Company is obligated to indemnify Hearst-Argyle Television, Inc. ("Hearst-Argyle") against losses related to: (i) on an after tax basis, certain tax liabilities, including (A) any transfer tax liability attributable to the Spin-off (see Note 5), (B) with certain exceptions, any tax liability of Old Pulitzer (see Note 5), or any subsidiary of Old Pulitzer attributable to any tax period (or portion thereof) ending on or before the closing date of the Merger, including tax liabilities resulting from the Spin-off, and (C) any tax liability of the Company or any subsidiary of the Company; (ii) liabilities and obligations under any employee benefit plans not assumed by Hearst-Argyle, and (iii) certain other matters as set forth in the Merger Agreement.

In October 2001 the Internal Revenue Service ("IRS") formally proposed that Old Pulitzer's taxable income for the tax year ended March 18, 1999 be increased by approximately $80.4 million based on the assertion that Old Pulitzer was required to recognize a taxable gain in that amount as a result of the Spin-off. The Company is obligated under the Merger Agreement to indemnify Hearst-Argyle against any tax liability attributable to the Spin-off and has the right to control any proceedings relating to the determination of such tax liability. If the IRS were completely successful in its proposed adjustment, the Company's indemnification obligation would be approximately $29.3 million, plus applicable interest. Any income tax indemnification payment would be recorded as an adjustment to additional paid-in capital, and any related interest expense would be reflected as a component of net income in the period recognized.


The Company does not believe that Old Pulitzer realized any taxable gain in connection with the Spin-off, and in January 2002, it contested the IRS' proposed increase in a formal written protest filed with the IRS Appeals Office. In a recent letter addressed to the Company's representatives, the IRS Appeals Officer indicated that he supports the position asserted by the IRS and is inclined to sustain substantially the entire amount of the IRS' proposed increase in Old Pulitzer's taxable income. While there can be no assurance that the Company will completely prevail in its position, it continues to believe that the IRS' position is not supported by the facts or applicable legal authority. The Company intends to vigorously contest the IRS' determination and has not accrued any liability in connection with this matter. If the Company and the IRS are unable to resolve their differences in the IRS Appeals Office, the Company likely will pursue its case before the United States Tax Court.

On August 30, 2002, the Company, on behalf of Old Pulitzer, filed with the IRS amended federal corporate income tax returns for the years ended December 1997 and 1998 and March 1999 in which refunds of tax in the aggregate amount of approximately $8.1 million, plus interest, were claimed. These refunds claims were based on the Company's contention that Old Pulitzer was entitled to deduct certain fees and expenses which it had not previously deducted and which Old Pulitzer had incurred in connection with its investigation of several strategic alternatives and potential transactions prior to its decision to proceed with the Broadcast Transaction. Under the Merger Agreement, the Company is entitled to any amounts recovered from the IRS as a result of these refund claims, although there can be no assurance that the IRS will approve all or any portion of these refund claims. Pending IRS review, no receivable has been recognized in connection with these refund claims. Any funds received for income tax refunds would be recorded as an adjustment to additional paid-in-capital, and any related interest received would be reflected as a component of net income in the period recognized.

Provision for Income Taxes

The Company has incurred capital losses that exceed capital gains available during prescribed carry-back periods by approximately $3.2 million. The Company expects to generate capital gains of at least this amount during prescribed carry-forward periods. Accordingly, the Company has recognized the tax benefit of approximately $1.2 million associated with these capital losses.

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

During the third quarter of 2003, the Company gave consideration to SFAS No. 150, as discussed more fully in the New Accounting Pronouncements section of
Note 1 to the consolidated financial statements included in Part I, Item of this Form 10-Q. In this regard, in accordance with SFAS No. 150, the Company determined that if the liquidation of Herald's interests in PD LLC and DS LLC were to have occurred at September 28, 2003, the Company would have recognized a liability in the estimated amount of $45 million, as determined pursuant to SFAS No. 150. This estimated liability was expected to change over time, and to differ from the ultimate, actual liability to Herald as determined pursuant to the operating agreements governing PD LLC and DS LLC.


New Accounting Pronouncements

In November 2002 FASB issued Financial Interpretation ("FIN") No. 45, Guarantors Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others. FIN No. 45 requires a guarantor to recognize, at the inception of the guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. It also provides additional guidance on the disclosure of the guarantees. The recognition and measurement provisions are effective for guarantees made or modified after December 31, 2002. The disclosure provisions are effective for fiscal periods ending after December 15, 2002, and have been implemented herein. The Company's adoption of the measurement provisions of FIN No. 45 in 2003 did not have a material impact on the consolidated financial statements.

In January 2003, FASB issued FIN No. 46, Consolidation of Variable Interest Entities ("FIN No. 46"). FIN No. 46 provides guidance surrounding consolidation based on controlling financial interest and provides new quantitative guidelines to various variable interest entities as defined in the statement. The interpretation applies to variable interest entities acquired before February 1, 2003, for the first interim or annual period ending after December 15, 2003. The Company does not expect that the adoption of the provisions of FIN No. 46, as required in 2003, will have a material impact on the consolidated financial statements.

In December 2002 the FASB issued SFAS No. 148, Accounting for Stock-Based Compensation - Transition and Disclosure. This pronouncement amends SFAS No. 123, Accounting for Stock-Based Compensation ("SFAS No. 123") to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this statement amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The required disclosures are included in this report in Item 1.

In April 2003 FASB issued SFAS No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities ("SFAS No. 149"). SFAS No. 149 amends and clarifies financial accounting and reporting for derivative instruments and for hedging activities under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. SFAS No. 149 is effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. The Company's adoption of the provisions in 2003 did not have a material impact on the consolidated financial statements.

In May 2003, FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity ("SFAS No. 150"). SFAS No. 150 sought to establish standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. SFAS No. 150 was effective for financial instruments entered into or modified after May 31, 2003, and otherwise was effective at the beginning of the first interim period beginning after June 15, 2003.

The Company had determined that SFAS No. 150, as it existed through FASB Staff Position 150-2, dated October 16, 2003, required the Company to recognize a liability associated with the liquidation in 2015 of the capital accounts of The Herald Company, Inc. ("Herald"), reflecting Herald's minority interest in two of the Company's subsidiaries, St. Louis Post-Dispatch LLC ("PD LLC") and STL Distribution Services LLC ("DS LLC"). In this regard, in accordance with SFAS No. 150, the Company determined that if the liquidation of Herald's interests were to have occurred at September 28, 2003, the Company would have recognized a liability in the estimated amount of $45 million, as determined pursuant to SFAS No. 150. This estimated liability was expected to change over time, and to differ from the ultimate, actual liability to Herald as determined pursuant to the operating agreements governing PD LLC and DS LLC.

On November 7, 2003, the FASB issued Staff Position 150-3, which deferred indefinitely the application of those provisions of SFAS No. 150 that relate to Herald's interests in PD LLC and DS LLC. Accordingly, the Company presents its consolidated results of operations, financial position, and cash flows absent any potential impact of SFAS No. 150. The Company cannot predict and, accordingly, is not able to determine what the ultimate impact to the Company's consolidated financial statements, if any, might be from future FASB action concerning SFAS No. 150.

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
           MARKET RISK

--------------------------------------------------------------------------------


The primary raw material used in the Company's operations is newsprint, representing 12.0 percent to 16.7 percent of operating expenses over the last five years. Based on the Company's current level of newspaper operations (including its interest in TNI), expected annual newsprint consumption for 2003 is estimated to be in the range of 104,000 metric tonnes. Historically, newsprint has been subject to significant price fluctuations from time to time, unrelated in many cases to general economic conditions. In the last five years, the Company's average annual cost per tonne of newsprint has varied from its low point by approximately 27.8 percent. For the first nine months of 2003, the Company's average cost per metric tonne of newsprint increased 3.4 percent. For every one-dollar change in the Company's average annual cost per metric tonne of newsprint, pre-tax income would change by approximately $104,000, assuming annual newsprint consumption of 104,000 metric tonnes. The Company attempts to obtain the best price available by combining newsprint purchases for its different newspaper locations with those of other newspaper companies. The Company considers its relationship with newsprint producers to be good. The Company has not entered into derivative contracts for newsprint.

At September 28, 2003, the Company had $306.0 million of outstanding debt pursuant to the Loan. The Loan bears interest at a fixed annual rate of 8.05 percent.

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

ITEM 4.    CONTROLS AND PROCEDURES

--------------------------------------------------------------------------------


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

                           PART II. OTHER INFORMATION


ITEM 1.    LEGAL PROCEEDINGS

--------------------------------------------------------------------------------

    Please see Note 5 "Commitments and Contingencies" to the consolidated financial statements included in Part I, Item 1. of this Form 10-Q.

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

--------------------------------------------------------------------------------


       (a)    The following exhibits are filed as part of this report:

       31.1 Certification by Robert C. Woodworth, President and Chief Executive Officer of Pulitzer Inc., pursuant to Exchange Act Rule 13a-14(a), in connection with Pulitzer Inc.'s Quarterly Report on Form 10-Q for the quarter ended September 28, 2003.

       31.2 Certification by Alan G. Silverglat, Senior Vice President-Finance of Pulitzer Inc., pursuant to Exchange Act Rule 13a-14(a), in connection with Pulitzer Inc.'s Quarterly Report on Form 10-Q for the quarter ended September 28, 2003.

       32.1 Certification by Robert C. Woodworth, President and Chief Executive Officer of Pulitzer Inc., pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, in connection with Pulitzer Inc.'s Quarterly Report on Form 10-Q for the quarter ended September 28, 2003.

       32.2 Certification by Alan G. Silverglat, Senior Vice President-Finance of Pulitzer Inc., pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, in connection with Pulitzer Inc.'s Quarterly Report on Form 10-Q for the quarter ended September 28, 2003.

       (b)    Reports on Form 8-K.

              The Company filed a Current Report on Form 8-K on July 22, 2003 furnishing its press release which announced its consolidated financial results for the second quarter ended June 29, 2003, and which also contained confirmation of the Company's full year 2003 base earnings guidance (as defined therein), and the Company's statistical report for the period and quarter ended June 29, 2003.

              The Company filed a Current Report on Form 8-K on October 27, 2003 furnishing its press release which announced its consolidated financial results for the third quarter ended September 28, 2003, and which also contained confirmation of the Company's full year 2003 base earnings guidance (as defined therein), and the Company's statistical report for the period and quarter ended September 28, 2003.

              The Company filed a Current Report on Form 8-K on November 11, 2003 furnishing its press release which advised that the Company's consolidated financial statements for the third quarter ended September 28, 2003 to be filed on Form 10-Q will comply with FASB Staff Position 150-3, and which announced its consolidated financial results for the third quarter and nine months ended September 28, 2003 in accord with SFAS 150-3. The press release also contained confirmation of the Company's full year 2003 base earnings guidance (as defined therein). FASB Staff Position 150-3 indefinitely deferred the implementation of certain provisions of SFAS No. 150.


All other items of this report are not applicable for the current quarter.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                        PULITZER INC.
                                                         (Registrant)

Date: November 12, 2003                              /s/ Alan G. Silverglat
                                                     -----------------------
                                                      (Alan G. Silverglat)
                                                  Senior Vice President-Finance
                                                (on behalf of the Registrant and
                                                 as principal financial officer)

                                  EXHIBIT INDEX



31.1    Certification by Robert C. Woodworth, President and Chief Executive
        Officer of Pulitzer Inc., pursuant to Exchange Act Rule 13a-14(a), in connection with Pulitzer Inc.'s Quarterly Report on Form 10-Q for the quarter ended September 28, 2003.

31.2    Certification by Alan G. Silverglat, Senior Vice President-Finance of
        Pulitzer Inc., pursuant to Exchange Act Rule 13a-14(a), in connection with Pulitzer Inc.'s Quarterly Report on Form 10-Q for the quarter ended
        September 28, 2003.

32.1    Certification by Robert C. Woodworth, President and Chief Executive
        Officer of Pulitzer Inc., pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, in connection with Pulitzer Inc.'s Quarterly Report on Form 10-Q for the quarter ended
        September 28, 2003.

32.2    Certification by Alan G. Silverglat, Senior Vice President-Finance of
        Pulitzer Inc., pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, in connection with Pulitzer Inc.'s Quarterly Report on Form 10-Q for the quarter ended
        September 29, 2003.