Form 10-K
period 2003-12-28
PULITZER INC
filed 2004-03-05
CIK 1068848

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 28, 2003 or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to Commission File Number 1-9329

PULITZER INC.
(Exact name of registrant as specified in its charter)

Delaware	43-1819711
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification Number)

900 North Tucker Boulevard,

St. Louis, Missouri 63101
(Address of principal executive offices)

(314) 340-8000

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act: Common Stock,

par value $.01 per share — New York Stock Exchange

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
Yes  X  No
     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

     Indicate by checkmark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).

Yes  X  No
     The aggregate market value of the voting stock held by non-affiliates of the registrant as of the last business day of the registrant’s most recently completed second fiscal quarter was approximately $457,951,666.

     The number of shares of Common Stock, $.01 par value, and Class B Common Stock, $.01 par value, outstanding as of February 27, 2004, was 9,816,310 and 11,736,592, respectively.

ITEM 1. BUSINESS.
ITEM 2. PROPERTIES
ITEM 3. LEGAL AND REGULATORY PROCEEDINGS
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
PART II
ITEM 5. MARKET FOR THE REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS
ITEM 6. SELECTED FINANCIAL DATA
ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
PULITZER INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS
ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
ITEM 9A CONTROLS AND PROCEDURES
PART III
ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
ITEM 11. EXECUTIVE COMPENSATION
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
PART IV
ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K
SIGNATURES
EXHIBIT INDEX
Amended and Restated By-laws
Robert C. Woodworth Restricted Stock Unit Award
Form of Restricted Stock Unit Award
Robert C. Woodworth Stock Option Award
Form of Stock Option Award
Stock Option Award for Alan G. Silverglat
Form of Stock Option Award
2003 Incentive Plan
Mark G. Contreros Resticted Stock Award
Subsidiaries of the Registrant
Independent Auditors' Consent
Power of Attorney
Certification of President and CEO
Certification of Senior VP and CFO
1350 Certification of President and CEO
1350 Certification of Senior VP and CFO

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive Proxy Statement to be used in connection with its Annual Meeting of Stockholders to be held on April 27, 2004, are incorporated by reference into Part III of this Report.

      The registrant’s fiscal year ends on the last Sunday of the calendar year. For 2003, the Company’s fiscal year began on December 30, 2002 and ended on December 28, 2003. In 2003, 2002 and 2001, the fourth quarter was 13 weeks and the year was 52 weeks. For ease of presentation, the Company has presented December 31 as the year-end. Except as otherwise stated, the information in this Report on Form 10-K is as of December 28, 2003.

ITEM 1. BUSINESS.

Introduction

      Pulitzer Inc. (together with its subsidiaries and affiliated entities, the “Company”) is a newspaper publishing company with integrated Internet operations in 14 United States markets, the largest of which is St. Louis, Missouri. For fiscal 2003, the Company’s St. Louis operations contributed approximately 72 percent of reported revenue.

      Pulitzer Inc. is the successor to the company founded by the first Joseph Pulitzer in 1878 to publish the original St. Louis Post-Dispatch (the “Post-Dispatch”). The Company and its predecessors have operated continuously since 1878 with the involvement of the Pulitzer family. Michael E. Pulitzer, a grandson of the founder, currently serves as Chairman of the Board of the Company.

      The Company’s newspaper holdings include operations in St. Louis, Missouri, where its subsidiary, St. Louis Post-Dispatch LLC (“PD LLC”), publishes the Post-Dispatch, the only major daily newspaper serving the greater St. Louis metropolitan area, and in Tucson, Arizona, where its subsidiary, Star Publishing Company (“Star Publishing”), publishes the Arizona Daily Star (the “Star”). In Tucson, Star Publishing shares, on an equal basis, the combined results of the Star and the Tucson Citizen (the “Citizen”), published by the Gannett Co., Inc. (“Gannett”).

      The St. Louis newspaper operations include the Suburban Journals (the “Suburban Journals”), acquired by Suburban Journals of Greater St. Louis LLC in August 2000. The Suburban Journals are a group of 38 weekly papers and various niche publications that focus on providing local news and editorial content to the communities that they serve and have a combined average weekly distribution of 1.3 million.

      As a result of the May 1, 2000, transaction that created PD LLC, PD LLC operates the Post-Dispatch. Pulitzer Inc. and one of its subsidiaries hold a 95 percent interest in the results of PD LLC operations. Prior to May 1, 2000, Pulitzer Inc. shared the operating profits and losses of the Post-Dispatch on a 50-50 basis with The Herald Company, Inc. (“Herald”). See — Agency Agreements.

      Pulitzer Inc.’s wholly owned subsidiary, Pulitzer Newspapers, Inc. (“PNI”), and its subsidiaries (collectively, the “PNI Group”) publish 12 dailies that serve markets in the Midwest, Southwest and West, as well as more than 65 weekly newspapers, shoppers and niche publications. The PNI Group’s 12 daily newspapers had a combined average daily circulation of approximately 188,000 at the date of the most recent ABC published statements.

      During 2003 the PNI Group acquired several weekly newspapers and specialty publications (in separate transactions), that complement its daily newspapers in several markets, principally in Napa, California; Provo, Utah; Coos Bay, Oregon; and Rhinelander, Wisconsin. The PNI Group also acquired several weekly newspapers (in separate transactions) in 2002 and 2001. The 2003, 2002, and 2001 acquisitions are collectively referred to as the “PNI Acquisitions.” In January 2001, the PNI Group acquired, in an asset purchase, The Lompoc Record, a daily newspaper located in Lompoc, California. In 2001, the PNI Group sold its daily newspaper located in Troy, Ohio, and its weekly newspaper property in Petaluma, California (collectively, the “Sale Transactions”). The operating results of the newspapers divested in the Sale Transactions are presented as discontinued operations in the Company’s consolidated financial statements included in Item 8 of this Annual Report on Form 10-K.

Initial Capitalization

      Pulitzer Inc. was capitalized on March 18, 1999, with approximately $550 million in cash and all the other assets (other than broadcast assets) of Pulitzer Publishing Company (“Old Pulitzer”) as a result of the Spin-off (as defined below) and, through its subsidiaries and affiliated entities, is now operating the principal newspaper publishing and related new-media businesses formerly operated by Old Pulitzer (including subsidiaries) and certain other newspapers acquired since the Broadcast Transaction (as defined below). Pulitzer Inc. was organized as a corporation in 1998 and, prior to the Spin-off, was a wholly owned subsidiary

ITEM 1. BUSINESS — Continued

of Old Pulitzer. Prior to the Broadcast Transaction, Old Pulitzer was engaged in newspaper publishing and television and radio broadcasting.

      Pursuant to an Amended and Restated Agreement and Plan of Merger, dated as of May 25, 1998 (the “Merger Agreement”), by and among Old Pulitzer, Pulitzer Inc. and Hearst-Argyle Television, Inc. (“Hearst-Argyle”), on March 18, 1999, Hearst-Argyle acquired, through the merger (the “Merger”) of Old Pulitzer with and into Hearst-Argyle, Old Pulitzer’s television and radio broadcasting operations (collectively, the “Broadcasting Business”) in exchange for the issuance to Old Pulitzer’s stockholders of 37,096,774 shares of Hearst-Argyle’s Series A common stock. Old Pulitzer’s Broadcasting Business consisted of nine network-affiliated television stations and five radio stations owned and operated by Pulitzer Broadcasting Company and its wholly owned subsidiaries. Prior to the Merger, Old Pulitzer’s newspaper publishing and related new media businesses were contributed to the Company in a tax-free “spin-off” to Old Pulitzer stockholders (the “Spin-off”). The Merger and Spin-off are collectively referred to as the “Broadcast Transaction.”

      Old Pulitzer’s historical basis in its newspaper publishing and related new-media assets and liabilities has been carried over to the Company. The Broadcast Transaction represents a reverse-spin transaction and, accordingly, the Company’s results of operations for periods prior to the consummation of the Broadcast Transaction are identical to the historical results previously reported by Old Pulitzer.

      The net liability balance of the Broadcasting Business as of March 18, 1999, including $700.0 million of Broadcast Debt, was contributed to “Additional Paid-in Capital” of Pulitzer Inc. at the time of the Merger.

Historical Financial Information

      The Company’s revenues are derived primarily from advertising and circulation, which have respectively averaged approximately 78.2 percent and 20.1 percent of total revenue over the last five years. Advertising rates and rate structures and resulting revenues vary among publications based, among other things, on circulation, type of advertising, local market conditions and competition. The following table sets forth certain historical financial information regarding the Company’s operations for the periods and at the dates indicated.

	Years Ended December 31,

	2003	2002(1)	2001(1)	2000(1)(2)	1999

	(In thousands)
Operating revenues:
Advertising:
Retail	$120,205	$118,741	$118,738	$110,289	$89,030
National	29,000	26,706	26,049	23,216	15,965
Classified	122,638	125,777	132,134	133,043	109,966

Total	271,843	271,224	276,921	266,548	214,961
Preprints	63,249	55,935	47,679	42,388	31,673

Total advertising	335,092	327,159	324,600	308,936	246,634
Circulation	80,639	80,751	81,200	80,517	73,748
Other	6,933	8,050	7,706	7,706	3,874

Total operating revenues	$422,664	$415,960	$413,506	$397,159	$324,256

Operating income(3)(4)	$87,193	$82,885	$43,391	$60,390	$18,093

Depreciation and amortization	$19,135	$18,719	$40,508	$31,985	$15,462

Assets	$1,309,673	$1,287,246	$1,288,763	$1,282,873	$979,625

(1)	Certain reclassifications have been made to the prior years’ consolidated financial statements to conform to the 2003 presentation.

ITEM 1. BUSINESS — Continued

(2)	The year ended December 31, 2000, includes an extra week of operations resulting from a 53-week year. All other years presented include 52 weeks of operations.

(3)	In 1999 Old Pulitzer recorded expense of $26.7 million representing the cost of stock option cash-outs and bonuses paid to publishing employees in connection with the Broadcast Transaction. See Item 3 “Legal and Regulatory Proceedings” for additional information on the Broadcast Transaction.

(4)	Includes St. Louis Agency adjustments of $9.4 million and $25.0 million in 2000 and 1999, respectively. See Item 1. Business — “Agency Agreements” and Item 7. — “PD LLC Operating Agreement” for additional information on the St. Louis Agency adjustment.

Operating Strategy

      The Company’s long-term operating strategy is to maximize revenue and operating income growth at each of its operations through maintenance of editorial excellence, leadership in local news, a focus on local advertisers, and prudent control of costs. Management believes that editorial excellence and leadership in local news will, over the long-term, allow the Company to maximize its share of audience and advertising revenue in each of its respective markets. In addition, providing a portfolio of products designed to serve each market area through integrated print and online media is a principal component of the Company’s goal to strengthen its franchises. The responsibility for developing and implementing a newspaper’s business strategy rests with local managers while corporate executives provide guidance and allocate resources.

      The Company has developed new-media operations that are designed to enhance, complement and add value to its traditional newspaper publishing businesses by providing consumer and advertiser services through electronic dissemination of information via the Internet. At the center of the Company’s Internet strategy are the websites developed in conjunction with the Company’s newspaper properties. Each of the websites takes full advantage of the newspapers’ extensive knowledge about and news coverage of the communities they serve, strong advertiser and newspaper reader relationships and substantial marketing expertise to produce in-depth, relevant, and locally focused online publications. The Company’s objective in these operations is to attract a wider audience to generate revenues in support of its publishing franchises.

      The Company complements its internal growth strategies with a disciplined and opportunistic acquisition strategy that is focused on acquiring publishing properties that the Company believes are a good fit with its operating strategy, possess attractive growth potential, generate strong cash flows and will offer an attractive return on investment. Management believes generally that the Company’s reputation, financial position, cash flow and capital structure, among other factors, will assist the Company in pursuing acquisitions.

      The Company believes that cost controls are an important tool in the management of media properties that are subject to significant fluctuations in advertising volume. The Company believes that prudent control of costs will permit it to respond quickly when positive operating conditions offer opportunities to expand market share and profitability and, alternatively, when deteriorating operating conditions require cost reductions to protect profitability. The Company’s disciplined budgeting process is one of the key elements in controlling costs.

      The Company operates in the Midwest, Southwest and Western regions of the United States, although 72 percent of 2003 total revenues were generated by the St. Louis operations.

St. Louis Operations

      The Company’s subsidiaries serve the greater St. Louis metropolitan area with the daily Post-Dispatch, the Suburban Journals weekly newspapers, STLtoday.com, a local news and information web site, and STL Distribution Services LLC (“DS LLC”), a local distribution company. St. Louis is currently the 18th largest metropolitan statistical area in the United States with a population of approximately 2.7 million. The following

ITEM 1. BUSINESS — Continued

table sets forth the combined operating revenues from continuing operations of all the Company’s St. Louis operations for the past five years.

	Years Ended December 31,

	2003	2002	2001	2000(1)	1999

Operating revenues (in thousands):
Advertising(2)	$242,277	$236,551	$237,465	$225,137	$190,652
Circulation	59,890	59,808	60,225	60,555	60,759
Other	1,751	2,184	2,086	3,761	1,539

Total	$303,918	$298,543	$299,776	$289,453	$252,950

(1)	Beginning in August 2000, the operating revenues include the Suburban Journals. In addition, the year ended December 31, 2000, includes an extra week of operations resulting from a 53-week fiscal year. All other years presented include 52 weeks of operations.

(2)	Advertising includes revenues from preprinted inserts and online advertising.

St. Louis Post-Dispatch

      Founded in 1878 by the first Joseph Pulitzer, and celebrating its 125-year anniversary in December 2003, the Post-Dispatch has a long history of reporting and editorial excellence and innovation in newspaper publishing under the direction of the Pulitzer family. The Post-Dispatch is a morning daily and Sunday newspaper serving primarily the greater St. Louis metropolitan area. The Post-Dispatch has won 17 Pulitzer prizes in its 125 years of continuous publication.

      As a result of the May 1, 2000 transactions that created PD LLC, Pulitzer Inc. and one of its subsidiaries hold a 95 percent interest in the results of operations of PD LLC and Herald holds a 5 percent interest. Prior to May 1, 2000, under the terms of the St. Louis Agency Agreement, which had governed the operations of the Post-Dispatch since 1961, Pulitzer Inc. and Herald generally shared the Post-Dispatch’s operating profits and losses, as well as its capital expenditures, on a 50-50 basis. See “Agency Agreements.”

      The following table sets forth for the past five years certain circulation and advertising information for the Post-Dispatch.

	Years Ended December 31,

	2003	2002	2001	2000	1999

Post-Dispatch:
Circulation(1):
Daily	286,619	288,894	292,777	300,920	307,375
Sunday	463,850	470,271	474,638	487,080	509,110
Advertising linage (in thousands of inches):
Retail	786	787	670	728	774
General	199	203	210	204	152
Classified	995	1,043	1,142	1,135	1,082

Total	1,980	2,033	2,022	2,067	2,008
Part run(2)	484	546	719	834	836

Total inches	2,464	2,579	2,741	2,901	2,844

(1)	Amounts for 2003 are based on internal records of PD LLC for the twelve-month period ended September 30. Amounts for prior years are based on ABC Audit Reports for the twelve-month periods ended September 30.

(2)	Part run inches represent advertisements that are published in selected copies (i.e., less than the full press run) of a daily edition of the newspaper to specifically target certain geographic locations. The

ITEM 1. BUSINESS — Continued

advertisements typically appear in a special news and advertising sections designed specifically for the targeted geographic locations.

      The Post-Dispatch is printed at two computerized facilities equipped with a total of six presses. The writing, editing and composing functions have been computerized, increasing efficiency and reducing workforce requirements. The Post-Dispatch has sufficient press capacity to meet current and projected circulation, advertising and editorial requirements.

      The Post-Dispatch is distributed primarily through independent home delivery carriers and single copy dealers (contracted directly by the Post-Dispatch or through DS LLC). Home delivery accounted for approximately 75 percent of circulation for the daily Post-Dispatch and approximately 59 percent of circulation for the Sunday edition during 2003. In order to build a stronger, more direct relationship with readers of the Post-Dispatch, PD LLC has purchased a number of circulation routes from independent carriers and dealers over the past five years, and it may continue to purchase additional routes from time to time in the future. As of December 31, 2003, PD LLC owned approximately 70 percent of its circulation routes covering approximately 70 percent of the Post-Dispatch’s home delivery and approximately 75 percent of single copy distribution. In 2002 PD LLC began direct billing of the majority of its home delivery subscribers.

Suburban Journals of Greater St. Louis

      With the addition of the Suburban Journals in August 2000, the Company’s St. Louis newspaper operations now include a group of 38 weekly papers and various niche publications that provide comprehensive community-oriented local news packages to the communities that they serve. The publications primarily represent controlled-distribution newspapers and, depending on the community served, are published one to three times per week. In December 2003 the Suburban Journals had a combined average weekly distribution of approximately 1.3 million, some of which is duplicated, delivered by independent carriers to homes and outlets.

      The Suburban Journals are organized by geographic area into nine publication groups throughout the St. Louis metropolitan area. Each group has a news and advertising staff based in its local community and is managed by a local publisher. The groups are supported by centralized production facilities, distribution systems and administrative services. In addition, a centralized advertising department provides sales support for classified, national and major/regional advertisers that wish to target readers across several publication groups.

      The Suburban Journals are printed at two facilities equipped with a total of three presses. The writing, editing and composing functions have been computerized, increasing efficiency and reducing workforce requirements.

      The Suburban Journals and the Post-Dispatch and STLtoday.com have contracted to permit the cross-sale of advertising products into each publication and STLtoday, allowing for increased sales efforts and greater operating efficiencies in the St. Louis marketplace.

St. Louis Internet Operations

      STLtoday.com (www.STLtoday.com) and other affiliated local Web sites provide the St. Louis metropolitan area with comprehensive news, business, sports, entertainment and neighborhood information. The sites also feature enhanced online advertiser services in the three major classified advertising categories — automotive, real estate and help wanted. In addition, the Web sites offer St. Louis at Work — a regional workforce initiative which brings together a public-private partnership to attract, train and retain a multi-skilled talent pool for the metro area. As a part of the initiative, PD LLC created stlouisatwork.com to become the online career destination for regional employers and job candidates and conducted an online auction supported by print advertising, both demonstrating PD LLC’s plans for future integration of print and online activities. The Company expects activities of this nature to continue. The following table sets forth page view

ITEM 1. BUSINESS — Continued

statistics and the percentage change compared to comparable periods in 2002 for the combined St. Louis Web sites.

		% Change		% Change to
	2003 Full Year	vs. 2002	2003 Qtr. 4	2002 Qtr. 4

	(In thousands)		(In thousands)
St. Louis Web sites:
Page views(1)	277,646	53.6%	85,194	66.9%

(1)	A “page view” occurs when a web server provides a Web page to a Web site visitor.

STL Distribution Services Operations

      Pulitzer Inc. and one of its subsidiaries hold a 95 percent interest in the results of operations of DS LLC, a distribution company that delivers periodicals for the Post-Dispatch, The Ladue News and product samples, telephone books and periodicals for other distribution clients throughout the St. Louis Metropolitan area.

Pulitzer Newspapers, Inc.

      The PNI Group publishes 12 daily newspapers that serve markets in the Midwest, Southwest and West, as well as more than 65 weekly newspapers, shoppers and niche publications associated with its daily newspapers. The PNI Group’s daily newspapers publish morning or afternoon editions during the week and, generally, morning editions on the weekend. Home delivery through independent contract carriers accounts for a significant portion of each newspaper’s circulation. The 12 daily newspapers in the PNI Group, ranked in order of daily circulation based on ABC Publisher’s Statements for the six-month period ended September 30, 2003 (except where noted), are:

		Circulation

		Daily	Sunday

The Pantagraph	Bloomington, Illinois	47,646	51,177
The Daily Herald	Provo, Utah	29,199	34,959
Santa Maria Times	Santa Maria, California	18,245	18,894
The Napa Valley Register	Napa, California	17,970	18,607
The Sentinel	Hanford, California	13,255	13,431
The World	Coos Bay, Oregon(1)	13,080	15,060
Arizona Daily Sun	Flagstaff, Arizona	11,659	13,100
Daily Chronicle	DeKalb, Illinois	9,086	10,271
The Garden Island	Lihue, Hawaii	8,209	9,022
Daily Journal	Park Hills, Missouri	8,189	8,109
The Lompoc Record	Lompoc, California	7,230	7,660
The Daily News	Rhinelander, Wisconsin(2)	4,184	4,625

Total		187,952	204,915

(1)	Sunday circulation represents the weekend edition of The (Coos Bay) World, which is published on Saturdays.

(2)	Amounts are based on the internal records of the Company.

      Collectively, the markets served by the PNI Group exceed U.S. averages in such key measures as annual population and household growth rates, and average retail spending per household. PNI publishers work within a decentralized environment and are given substantial autonomy to operate their newspapers. Publishers do share a set of broad strategic priorities which include advertising market share growth, circulation copies growth, e-media audience and revenue growth and growth in profits and margins and are encouraged to share best ideas with one another.

ITEM 1. BUSINESS — Continued

      The following table sets forth the operating revenues from continuing operations of the PNI Group for the past five years.

	Years Ended December 31,

	2003	2002	2001	2000(1)	1999

	(In thousands)
Operating revenues:
Advertising	$92,815	$90,608	$87,135	$83,799	$55,982
Circulation	20,749	20,943	20,975	19,962	12,989
Other	5,182	5,866	5,620	3,945	2,335

Total	$118,746	$117,417	$113,730	$107,706	$71,306

(1)	In January 2000, the PNI Group acquired The Pantagraph which operates in Bloomington, Illinois. In addition, the year ended December 31, 2000 includes an extra week of operations resulting in a 53-week year. All other years presented include 52 weeks of operations.

PNI Internet Operations

      The PNI Group operates Web sites in each of its markets providing viewers with local news, sports and entertainment content and enhanced online advertiser services featuring the three major classified advertising categories — automotive, real estate and help wanted. The PNI Group generates revenue from online advertising and from service and transaction fees.

      The following table sets forth the total page views for the combined PNI Group Web sites in 2003 and the fourth quarter thereof and the respective percentage changes in page views from the comparable periods in 2002.

	Full Year 2003(2)	% Change	2003 Qtr. 4	% Change

	(In thousands)		(In thousands)
Combined PNI Web Sites:
Page views(1)	88,894	(10.8)%	22,366	(14.0)%

(1)	A “page view” occurs when a web server provides a Web page to a Web site visitor.

(2)	Beginning in January 2003, the PNI Group changed the manner in which it records page view data. 2003 data may not be comparable with 2002 reported results.

Tucson Operations

      Founded in 1877, the Star is published in Tucson, Arizona, by Pulitzer Inc.’s wholly owned subsidiary, Star Publishing Company. The Star, a morning and Sunday newspaper, and the Citizen, an afternoon newspaper owned by Gannett, are southern Arizona’s leading dailies. The Star and the Citizen are published through an agency operation (the “Tucson Agency”) pursuant to an Agency Agreement, dated March 28, 1940, as amended and restated (the “Tucson Agency Agreement”). In 2003 the Star and the Citizen had a combined weekday circulation of approximately 137,000 and a Sunday circulation of approximately 171,000 delivered by independent carriers to homes and single-copy outlets. Tucson is currently the 55th largest metropolitan statistical area in the United States with a population of approximately 844,000.

      The Tucson Agency operates through TNI Partners, an agency partnership that is equally owned by Star Publishing and Gannett. TNI Partners is responsible for all aspects of the business of the two newspapers other than editorial opinion and gathering and reporting news. The net income or net loss of TNI Partners is allocated equally to the Star and the Citizen. The Company reports its 50 percent share of TNI Partners’ operating results as a single component of operating income in its consolidated statement of income.

      As a result of the Tucson Agency, the financial performance of Star Publishing is directly affected by the operations and performance of both the Star and the Citizen.

ITEM 1. BUSINESS — Continued

      The following table sets forth certain information concerning circulation and combined advertising linage of the Star and the Citizen and operating revenues of TNI Partners for the past five years.

	Years Ended December 31,

	2003	2002	2001	2000	1999

Circulation(1):
Star daily	103,844	103,048	101,034	98,469	97,644
Citizen daily	33,370	36,056	38,067	39,543	40,599

Combined Daily	137,214	139,104	139,101	138,012	138,243
Star Sunday	170,669	171,350	171,485	171,726	173,071
Combined advertising linage (in thousands of inches):
Full run (all zones)
Retail	1,499	1,593	1,571	1,713	1,703
General	89	99	89	97	83
Classified	1,560	1,554	1,618	2,033	2,068

Total	3,148	3,246	3,278	3,843	3,854
Part run(2)	72	92	207	256	303

Total inches	3,220	3,338	3,485	4,099	4,157

100% of TNI Partners operating revenues (in thousands):
Advertising	$83,673	$82,876	$82,732	$93,560	$87,550
Circulation	22,935	21,358	21,350	22,786	22,234
Other	199	344	2,286	4,804	4,642

Total	$106,807	$104,578	$106,368	$121,150	$114,426

(1)	Amounts for 2003 are based on the internal records of Star Publishing. Amounts for prior years are based on ABC Audit Reports for the 52-week period ended December 31.

(2)	Part run inches represent advertisements that are published in selected copies (i.e., less than the full press run) of a daily edition of the newspaper to specifically target certain geographic locations. The advertisements typically appear in special news and advertising sections designed specifically for the targeted geographic locations.

      The Star and the Citizen are printed at TNI Partners’ computerized facility equipped with two eight-unit Metro offset presses. The writing, editing and composing functions have been computerized, increasing efficiency and reducing workforce requirements.

      “Starnet,” Star Publishing’s Web site (www.azstarnet.com), and Citizen’s Web site (www.tucsoncitizen.com) serve the Tucson metropolitan area with local news, sports and entertainment content and enhanced online advertiser services featuring the three major classified advertising categories — automotive, real estate and help wanted. In addition, the Web sites also serve as a city portal, providing community information and acting as a community center and marketplace, enabling businesses and individuals to build relationships with each other and the Star and Citizen. The Web sites generate revenue from online advertising and from service and transaction fees, all of which are included in TNI Partners’ other operating revenue.

ITEM 1. BUSINESS — Continued

      The following table sets forth the total page views for the Tucson Agency Web sites in 2003 and the fourth quarter thereof and the percentage changes in page views from the comparable periods in 2002.

	Full Year 2003	% Change	2003 Qtr. 4	% Change

	(In thousands)		(In thousands)
Combined Tucson Web Sites:
Page views(1)	79,103	15%	19,504	(3)%

(1)	A “page view” occurs when a web server provides a Web page to a Web site visitor.

Acquisition Strategy

      One of the Company’s growth strategies has been a disciplined acquisition program. In evaluating acquisition opportunities, the Company generally requires that candidates: (i) be in businesses related to the Company’s core competencies; (ii) have strong cash flows; (iii) possess good growth or economic characteristics, (iv) offer a clustering opportunity with respect to present or future properties; (v) provide an opportunity for its disciplined management approach to add value; and (vi) offer a reasonable return on investment.

Agency Agreements

      The Newspaper Preservation Act of 1970 permits joint operating agreements between newspapers under certain circumstances without violation of the Federal antitrust laws. Agency agreements generally allow newspapers operating in the same market to share certain printing and other facilities and to pool certain revenues and expenses in order to decrease aggregate expenses and thereby allow the continuing operation of multiple newspapers in the same market. Newspapers in 12 cities operate under joint operating or agency agreements.

      St. Louis Agency. As a result of the May 1, 2000 transaction which created PD LLC, Pulitzer Inc. and one of its subsidiaries hold a 95 percent interest in the results of operations of PD LLC, and Herald holds a 5 percent interest. Prior to May 1, 2000, under the terms of the St. Louis Agency Agreement, which had governed the operations of the Post-Dispatch since 1961, Pulitzer Inc. and Herald generally shared the Post-Dispatch’s operating profits and losses, as well as its capital expenditures, on a 50-50 basis. Under the St. Louis Agency Agreement, for fiscal 2000 (for operating results through April 30, 2000) and 1999 Pulitzer Inc. paid Herald $9.4 million and $25.0 million, respectively, for Herald’s share of the operating income of the St. Louis Agency.

      Tucson Agency. The Tucson Agency Agreement has, since 1940, governed the joint operations of the Star and Citizen. TNI Partners, as agent for Star Publishing and Gannett, is responsible for advertising and circulation, printing and delivery and collection of all revenues of the Star and the Citizen. The Board of Directors of TNI Partners presently consists of three directors chosen by Star Publishing and three chosen by Gannett. Budgetary, personnel and other non-news and editorial policy matters, such as advertising and circulation policies and rates or prices, are determined by the Board of Directors of TNI Partners. Each newspaper is responsible for its own news and editorial content. Revenues and expenses are recorded by TNI Partners, and the resulting profit is generally split 50-50 between Star Publishing and Gannett. The Company reports its 50 percent share of TNI Partners’ operating results as a single component of operating income in its consolidated statements of income. Both partners have certain administrative costs that are borne and reported separately. As a result of the Tucson Agency, the Star and the Citizen benefit from increases and can be adversely affected by decreases in each other’s circulation.

      The current term of the Tucson Agency Agreement expires on June 1, 2015, but it contains an option, which may be exercised by either party, to renew the agreement for successive periods of 25 years each.

ITEM 1. BUSINESS — Continued

Competition

      Company publications compete for readership and advertising revenues in varying degrees with other metropolitan, suburban, neighborhood and national newspapers and other publications as well as with television, radio, cable, Internet, online services and other new-media technologies, direct mail, yellow page directories, billboards and other news and advertising media. Competition for advertising is based on audience size and composition, circulation levels, readership demographics, price and advertiser results. Competition for circulation is generally based on the content, journalistic quality and price of the publication. Competition for circulation and advertising may include some or all of the following: paid suburban daily newspapers, independently owned community newspapers and shoppers, yellow pages and direct mail advertisers. The community newspapers and shoppers and direct mail companies generally target selected geographic markets throughout their respective distribution areas.

      Due to the agency relationship existing in Tucson, the Star and the Citizen cannot be viewed as competitors for advertising or circulation revenues. The Star and the Citizen compete primarily against other media and suburban, neighborhood and national newspapers and other publications.

Raw Materials

      The primary raw material used in the Company’s operations is newsprint, representing 12.0 percent to 15.7 percent of operating expenses over the last five years. For 2003, the Company consumed approximately 102,000 metric tonnes of newsprint, including its 50 percent share related to the operations of TNI Partners. Based on the Company’s current level of newspaper operations, expected annual newsprint consumption for 2004 is estimated to be in the range of 103,000 metric tonnes. Historically, newsprint has been subject to significant price fluctuations from year to year, unrelated in many cases to general economic conditions. In the last five years, the Company’s average annual cost per metric tonne of newsprint has varied from its lowest price by approximately 27.8 percent. For every one-dollar change in the Company’s average annual cost per metric tonne of newsprint, 2004 pre-tax income would change by approximately $103,000, assuming annual newsprint consumption of 103,000 metric tonnes. The Company attempts to obtain the best price available by combining newsprint purchases for its different newspaper locations with those of other newspaper companies. The Company considers its relationship with newsprint producers to be good. The Company has not entered into derivative contracts for newsprint.

Employees

      At December 31, 2003, the Company had approximately 3,800 full-time equivalent employees working at its operations, including TNI Partners. At the Post-Dispatch in St. Louis, unions represent approximately 77 percent of employees. The Company considers its relationship with its employees to be good.

      The Post-Dispatch has contracts with substantially all of its production unions with expiration dates ranging from August 2004 through February 2010. The Post-Dispatch is currently in contract negotiations with two unions: the St. Louis Newspaper Guild (“Newspaper Guild”), covering approximately 590 newsroom, sales and certain administrative employees, and the Graphics Communications International Union (“GCIU”) Local No. 505, covering less than 20 production employees. The Newspaper Guild contract expired in January 2003, but has remained in effect under an “evergreen” contract provision. The GCIU contract expired in September 2002. All Post-Dispatch labor contracts contain no-strike clauses.

      TNI Partners’ contract with Tucson Graphic Communications Union Local No. 212, covering certain pressroom employees, expires on May 31, 2005.

INTERNET INFORMATION

      Copies of the Company’s Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 are available free of charge through the Company’s Web site

ITEM 1. BUSINESS — Continued

(www.pulitzerinc.com) as soon as reasonably practicable after the Company electronically files the reports with, or furnishes them to, the Securities and Exchange Commission.

###

GOVERNANCE

      Additionally, the Company’s Code of Ethics for Senior Financial Officers, Code of Business Conduct and Ethics, Corporate Governance Guidelines, Audit Committee Charter, Compensation Committee Charter, Corporate Governance Committee Charter and Nominating Committee Charter are available on the Company’s website at www.pulitzerinc.com. Copies of these documents also are available in print to any stockholder who requests a copy. The Company intends to disclose any amendments to, or waivers granted with respect to, a provision of the Code of Ethics for Senior Financial Officers on the Company’s website within five business days following the date of the amendment or waiver

      Effective January 29, 2004, the Board of Directors of Pulitzer Inc., in accordance with the listing standards of the New York Stock Exchange, elected to avail itself of the exemption for a “controlled company” and determined that it need not have a majority of independent directors on its Board or have compensation, corporate governance, and nominating committees composed entirely of independent directors.

ITEM 2. PROPERTIES

      The corporate headquarters of the Company are located at 900 North Tucker Boulevard, St. Louis, Missouri. The general character, location and approximate size of the principal physical properties used by the Company for its newspaper publishing and related new-media businesses at December 31, 2003 are set forth below. Leases on the properties indicated as leased by the Company expire at various dates through October 2013.

      The Company believes that its owned and leased properties used in connection with its operating activities generally are in good condition, well maintained and adequate for its current and immediately foreseeable operating needs. In 2002 the Post-Dispatch expanded its main production facility, adding approximately 110,000 square feet of owned space in St. Louis and enabling the Post-Dispatch to eliminate operations previously conducted in other facilities.

ITEM 2. PROPERTIES — Continued

	Approximate Area in
	Square Feet

General Character of Property	Owned	Leased

Printing plants, business and editorial offices, and warehouse space located in:
St. Louis, Missouri(1)	649,714	17,541
St. Louis, Missouri(2)	150,322	42,013
St. Louis, Missouri(3)	96,360	37,400
Tucson, Arizona(4)	220,816	60,875
Washington, D.C.		2,420
Bloomington, Illinois	84,326	13,396
Provo, Utah	40,858	24,180
Hanford, California	29,942	4,325
Lihue, Hawaii	8,505	20,902
Flagstaff, Arizona	23,170	2,600
Santa Maria, California	20,815	1,620
Napa, California	20,984	3,000
DeKalb, Illinois	16,098	2,880
Coos Bay, Oregon	16,500
Park Hills, Missouri	22,706
Lompoc, California	10,500	17,500
Rhinelander, Wisconsin	9,611

(1)	Property is owned by and used in the operations of PD LLC.

(2)	Property primarily includes locations operated by the Suburban Journals in the greater St. Louis area.

(3)	Property is owned and used in the operations of DS LLC.

(4)	The 220,816 square foot facility in Tucson, Arizona is used in the production of the Star and the Citizen and is jointly owned with Gannett pursuant to the Tucson Agency.

ITEM 3. LEGAL AND REGULATORY PROCEEDINGS

      In October 2001 the Internal Revenue Service (“IRS”) formally proposed that Old Pulitzer’s taxable income for the tax year ended March 18, 1999 be increased by approximately $80.4 million based on the assertion that Old Pulitzer was required to recognize a taxable gain in that amount as a result of the Spin-off. The Company is obligated under the Merger Agreement to indemnify Hearst-Argyle against any tax liability attributable to the Spin-off and has the right to control any proceedings relating to the determination of such tax liability. If the IRS were completely successful in its proposed adjustment, the Company’s indemnification obligation would be approximately $29.3 million, plus applicable interest. Any income tax indemnification payment would be recorded as an adjustment to additional paid-in capital, and any related interest expense would be reflected as a component of net income in the period recognized.

      The Company does not believe that Old Pulitzer realized any taxable gain in connection with the Spin-off, and in January 2002, it contested the IRS’ proposed increase in a formal written protest filed with the IRS Appeals Office. In a recent letter addressed to the Company’s representatives, the IRS Appeals Officer indicated that he supports the position asserted by the IRS and is inclined to sustain substantially the entire amount of the IRS’ proposed increase in Old Pulitzer’s taxable income. The Company’s representatives have responded to the IRS Appeals Officer’s letter and are continuing their discussions with him regarding the Company’s position. While there can be no assurance that the Company will completely prevail in its position, it continues to believe that the IRS’ position is not supported by the facts or applicable legal authority. The Company intends to vigorously contest the IRS’ determination and has not accrued any liability in connection

ITEM 3. LEGAL AND REGULATORY PROCEEDINGS — Continued

with this matter. If the Company and the IRS are unable to resolve their differences in the IRS Appeals Office, the Company likely will pursue its case before the United States Tax Court.

      On August 30, 2002, the Company, on behalf of Old Pulitzer, filed with the IRS amended federal corporate income tax returns for the years ended December 1997 and 1998 and March 1999 in which refunds of tax in the aggregate amount of approximately $8.1 million, plus interest, were claimed. These refund claims were based on the Company’s contention that Old Pulitzer was entitled to deduct certain fees and expenses which it had not previously deducted and which Old Pulitzer had incurred in connection with its investigation of several strategic alternatives and potential transactions prior to its decision to proceed with the Broadcast Transaction. Under the Merger Agreement, the Company is entitled to any amounts recovered from the IRS as a result of these refund claims, although there can be no assurance that the IRS will approve all or any portion of these refund claims. Discussions between the Company’s representatives and the IRS regarding these refund claims have only recently commenced, and no receivable has been recognized in connection with these refund claims. Any income tax refunds would be recorded as an adjustment to additional paid-in-capital, and any related interest received would be reflected as a component of net income in the period recognized.

      A group of independent carriers engaged in the business of delivering the Post-Dispatch pursuant to a home delivery contract has filed suit against Pulitzer Inc., PD LLC and Suburban Journals LLC (collectively the “Defendants”) in the Missouri Circuit Court, Twenty-Second Judicial Circuit (City of St. Louis). Plaintiffs’ Third Amended Petition sets forth three claims for relief. First, the petition alleges that the decision to purchase the Suburban Journals with their separate delivery system and separate carriers breached the plaintiffs’ exclusive territorial delivery rights under the plaintiffs’ contract. The petition further alleges that PD LLC and Suburban Journals LLC are alter egos of Pulitzer Inc. and that Pulitzer Inc. on its own and through its control, ownership and authority over its alter egos violated the exclusive territory of the plaintiffs. Finally, the petition alleges that the purchase of the Suburban Journals and certain other conduct tortiously interfered with the plaintiffs’ contractual relationship. The plaintiffs seek unspecified damages in excess of $25,000, plus punitive damages in an unspecified amount for the alleged tortious interference. The Defendants have denied any liability, are vigorously defending the suit and believe that they have meritorious defenses and, therefore, the Company has not accrued a liability in connection with this lawsuit. While the ultimate outcome of litigation cannot be predicted with certainty, management, based on its understanding of the facts, does not believe the ultimate resolution of this litigation will have a materially adverse effect on the Company’s consolidated financial position. However, depending upon the period of resolution, such effect could be material to the consolidated financial results of an individual period.

      The Company has been involved, from time to time, in various claims and lawsuits incidental to the ordinary course of its business, including such matters as libel, slander and defamation actions, complaints alleging discrimination, and complaints related to product distribution practices. While the ultimate outcome of litigation cannot be predicted with certainty, management, based on its understanding of the facts, does not believe the ultimate resolution of these matters will have a materially adverse effect on the Company’s consolidated financial position or annual results of operations. However, depending upon the period of resolution, such effect could be material to the consolidated financial results of an individual period.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      Not Applicable.

PART II

ITEM 5.	MARKET FOR THE REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

      The shares of Pulitzer Inc.’s common stock are listed on The New York Stock Exchange, Inc. and trade under the symbol “PTZ.” The shares of Pulitzer Inc.’s Class B common stock do not trade in a public market.

      At February 27, 2004, there were approximately 356 record holders of Pulitzer Inc.’s common stock and 26 record holders of its Class B common stock.

      As of December 31, 2003, holders of outstanding shares of Pulitzer Inc.’s Class B common stock represented 92.4 percent of the combined voting power of Pulitzer Inc., with holders of Pulitzer Inc.’s common stock representing the balance of the voting power. As of December 31, 2003, holders of approximately 95.5 percent of the outstanding shares of Pulitzer Inc.’s Class B common stock representing 88.3 percent of the combined voting power have deposited their shares in a voting trust (the “Voting Trust”). Each share of the Pulitzer Inc.’s Class B common stock is convertible into one share of Pulitzer Inc.’s common stock at the holder’s option subject to the limitations imposed by the Voting Trust on the shares of Class B common stock deposited thereunder. The Voting Trust permits the conversion of the Class B common stock deposited in the Voting Trust into common stock in connection with certain permitted transfers, including, without limitation, sales which are exempt from the registration requirements of the Securities Act of 1933, as amended, sales which meet the volume and manner of sale requirements of Rule 144 promulgated thereunder and sales which are made pursuant to registered public offerings.

      The following table sets forth the range of high and low sales prices for Pulitzer Inc.’s common stock and dividends paid for each quarterly period in the past two fiscal years:

	High	Low	Dividend(1)

2003
First Quarter	$49.25	$40.75	$0.18
Second Quarter	52.00	42.30	0.18
Third Quarter	54.19	46.73	0.18
Fourth Quarter	54.65	48.90	0.18

	High	Low	Dividend(2)

2002
First Quarter	$55.18	$49.29	$0.175
Second Quarter	55.80	45.08	0.175
Third Quarter	51.50	41.50	0.175
Fourth Quarter	49.50	40.12	0.175

(1)	In 2003 the Company declared and paid cash dividends of $0.72 per share of common stock and Class B common stock.

(2)	In 2002 the Company declared and paid cash dividends of $0.70 per share of common stock and Class B common stock.

      On January 5, 2004, the Board of Directors of the Company announced for the first quarter of 2004 a 5.6 percent increase in the quarterly dividend on Pulitzer Inc.’s common stock and Class B common stock to $0.19 per share from $0.18 per share. The cash dividend was paid on February 2, 2004. Future dividends will depend upon, among other things, the Company’s earnings, financial condition, cash flows, capital requirements and other relevant considerations, including the limitations under the $306.0 million borrowing by PD LLC from a group of investors led by Prudential Capital Group (the “Loan”), any credit agreement or other agreement to which the Company may become a party in the future. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources.”

ITEM 6. SELECTED FINANCIAL DATA

	Years Ended December 31,

	2003	2002(1)	2001(1)	2000(1)(2)	1999(1)(3)

	(In thousands, except per share amounts)
OPERATING RESULTS
Operating Revenues — net	$422,664	$415,960	$413,506	$397,159	$324,256

Operating Expenses:
Payroll and other personnel expense	181,422	180,027	174,626	157,224	129,047
Newsprint expense	43,368	41,055	56,372	55,539	44,403
Stock option cash-outs and bonuses(3)	0	0	0	0	26,685
St. Louis Agency adjustment(4)	0	0	0	9,363	25,029
Depreciation	14,613	14,286	14,330	12,916	9,298
Amortization	4,522	4,433	26,178	19,069	6,164
Other expenses	107,610	111,018	116,113	105,145	87,502

Total operating expenses	351,535	350,819	387,619	359,256	328,128

Equity in earnings of Tucson newspaper partnership	16,064	17,744	17,504	22,487	21,965

Operating income	87,193	82,885	43,391	60,390	18,093
Interest income	3,687	4,235	7,573	19,017	25,372
Interest expense	(20,395)	(20,593)	(24,609)	(16,537)	0
Net gain (loss) on marketable securities	502	1,100	602	(3,918)	(2,191)
Net gain (loss) on investments	(1,790)	(9,091)	(5,607)	(7)	2,080
Net other income (expense)	74	132	(204)	(109)	(189)

Income from continuing operations before provision for income taxes	69,271	58,668	21,146	58,836	43,165
Provision for income taxes	25,306	22,371	8,021	23,389	18,061
Minority interest in net earnings of subsidiary	1,788	1,598	839	849

Income from continuing operations	42,177	34,699	12,286	34,598	25,104
Discontinued operations, net of tax	0	0	(1,624)	304	(23,596)

Net Income	$42,177	$34,699	$10,662	$34,902	$1,508

Basic Earnings/(Loss) Per Share of Stock:
Income from continuing operations	$1.97	$1.63	$0.58	$1.59	$1.11
Discontinued operations	0.00	0.00	(0.08)	0.01	(1.04)

Basic earnings per share	$1.97	$1.63	$0.50	$1.60	$0.07

Weighted average number of shares outstanding	21,404	21,279	21,192	21,757	22,578

Diluted Earnings/(Loss) Per Share of Stock:
Income from continuing operations	$1.95	$1.62	$0.58	$1.59	$1.11
Discontinued operations	0.00	0.00	(0.08)	0.01	(1.04)

Diluted earnings per share	$1.95	$1.62	$0.50	$1.60	$0.07

Weighted average number of shares outstanding	21,627	21,447	21,364	21,786	22,601

Dividends per share of common and Class B common stock	$0.72	$0.70	$0.68	$0.64	$0.45

ITEM 6. SELECTED FINANCIAL DATA — Continued

	Years Ended December 31,

	2003	2002	2001	2000	1999

OTHER DATA
Cash and marketable securities	$176,196	$194,394	$193,739	$194,313	$557,891
Working capital	214,436	225,548	221,002	218,619	595,530
Total assets	1,309,673	1,287,246	1,288,763	1,282,873	979,625
Long-term debt	306,000	306,000	306,000	306,000	0
Stockholders’ equity	851,444	815,218	797,217	799,701	813,451

(1)	Certain reclassifications have been made to the prior years’ consolidated financial statements to conform to the 2003 presentation.

(2)	The year ended December 31, 2000, includes an extra week of operations resulting from a 53-week year. All other years presented include 52 weeks of operations.

(3)	In 1999 Old Pulitzer recorded expense of $26.7 million representing the cost of stock option cash-outs and bonuses paid to publishing employees in connection with the Broadcast Transaction. 1999 discontinued operations, net of tax, include approximately $25.3 million of stock option cash-outs and bonus payments to employees of the Broadcasting Business in connection with the Merger on March 18, 1999.

(4)	See Item 1. Business — “Agency Agreements” and Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — “PD LLC Operating Agreement” for additional information on the St. Louis Agency adjustment.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      Statements in this Annual Report on Form 10-K concerning the Company’s business outlook or future economic performance, anticipated profitability, revenues, expenses or other financial items, together with other statements that are not historical facts, are “forward-looking statements” as that term is defined under the Federal Securities Laws. Forward-looking statements are subject to risks, uncertainties and other factors which could cause actual results to differ materially from those stated in such statements. Such risks, uncertainties and other factors include, but are not limited to, industry cyclicality, the seasonal nature of the business, changes in pricing or other actions by competitors or suppliers (including newsprint suppliers), outcome of labor negotiations, capital or similar requirements, and general economic conditions, any of which may impact advertising and circulation revenues and various types of expenses, as well as other risks detailed in the Company’s filings with the Securities and Exchange Commission including this Annual Report on Form 10-K. Although the Company believes that the expectations reflected in “forward-looking statements” are reasonable, it cannot guarantee future results, levels of activity, performance or achievements. Accordingly, investors are cautioned not to place undue reliance on any such “forward-looking statements,” and the Company disclaims any obligation to update the information contained herein or to publicly announce the result of any revisions to such “forward-looking statements” to reflect future events or developments.

General

      Pulitzer Inc. (together with its subsidiaries and affiliated entities, the “Company”) is engaged in newspaper publishing and related new-media businesses, operating, through its subsidiaries, the newspaper properties owned by Pulitzer Publishing Company (“Old Pulitzer”) prior to the Spin-off (as defined below). Prior to the Spin-off, Pulitzer Inc. was a wholly owned subsidiary of Old Pulitzer.

      Pulitzer Inc. was capitalized on March 18, 1999, with approximately $550 million in cash and all the other assets (other than broadcast assets) of Pulitzer Publishing Company (“Old Pulitzer”) as a result of the Spin-off (as defined below) and, through its subsidiaries, is now operating the principal newspaper publishing and related new-media businesses formerly operated by Old Pulitzer (including subsidiaries) as well as certain other newspapers acquired since the Broadcast Transaction (as defined below). Pulitzer Inc. was organized as

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — Continued

a corporation in 1998 and, prior to the Spin-off, was a wholly owned subsidiary of Old Pulitzer. Prior to the Broadcast Transaction, Old Pulitzer was engaged in newspaper publishing and television and radio broadcasting.

      Pursuant to an Amended and Restated Agreement and Plan of Merger, dated as of May 25, 1998 (the “Merger Agreement”), by and among Old Pulitzer, Pulitzer Inc. and Hearst-Argyle Television, Inc. (“Hearst-Argyle”) on March 18, 1999, Hearst-Argyle acquired, through the merger (the “Merger”) of Old Pulitzer with and into Hearst-Argyle, Old Pulitzer’s television and radio broadcasting operations (collectively, the “Broadcasting Business”) in exchange for the issuance to Old Pulitzer’s stockholders of 37,096,774 shares of Hearst-Argyle’s Series A common stock. Old Pulitzer’s Broadcasting Business consisted of nine network-affiliated television stations and five radio stations owned and operated by Pulitzer Broadcasting Company and its wholly owned subsidiaries. Prior to the Merger, Old Pulitzer’s newspaper publishing and related new media businesses were contributed to the Company in a tax-free “spin-off” to Old Pulitzer stockholders (the “Spin-off”). The Merger and Spin-off are collectively referred to as the “Broadcast Transaction.”

      Old Pulitzer’s historical basis in its newspaper publishing and related new-media assets and liabilities has been carried over to the Company. The Broadcast Transaction represents a reverse-spin transaction and, accordingly, the Company’s results of operations for periods prior to the consummation of the Broadcast Transaction are identical to the historical results previously reported by Old Pulitzer.

      The net liability balance of the Broadcasting Business as of March 18, 1999, including $700.0 million of broadcast debt, was contributed to “Additional Paid-in Capital” of Pulitzer Inc. at the time of the Merger.

      The Company’s revenues are derived primarily from advertising and circulation, which have respectively averaged approximately 78.2 percent and 20.1 percent of total revenue over the last five years. Advertising rates and rate structures and resulting revenues vary among publications based, among other things, on circulation, type of advertising, local market conditions and competition.

      The Company’s operating revenues are significantly influenced by a number of factors, including overall advertising expenditures, the appeal of newspapers in comparison to other forms of advertising, the performance of the Company in comparison to its competitors in specific markets, the strength of the national economy, and general economic conditions and population changes in the markets served by the Company.

      The Company’s business tends to be seasonal, with peak revenues and profits generally occurring in the fourth and, to a lesser extent, second quarters of each year as a result of increased advertising activity during the Christmas and spring holiday periods. The first quarter is historically the weakest quarter for revenues and profits.

Acquisition and Disposition of Properties

      In 2003 the Company acquired businesses, principally those focused on distribution operations in St. Louis, and weekly newspapers and niche publications that complement the PNI Group’s (as defined below) daily newspaper operations in Provo, Utah; Napa, California; Coos Bay, Oregon; and Rhinelander, Wisconsin; for an aggregate purchase price of approximately $17.4 million. In 2002 the Company acquired businesses, principally St. Louis newspaper distribution businesses, for an aggregate purchase price of approximately $9.1 million.

      In 2001 the Company recorded a pre-tax loss of $2.7 million related to the sale of its newspapers located in Troy, Ohio and Petaluma, California, and the sale of its St. Louis Internet Access Provider (“ISP”) business (the “Sale Transactions”). These amounts are included in 2001, 2000 and 1999 net income as a separate line, “Loss from Discontinued Operations, Net of Tax” along with the operating results of these newspaper and ISP businesses.

      On January 31, 2001, the Company, through Pulitzer Newspapers, Inc. and its wholly owned subsidiaries, (collectively, the “PNI Group”), acquired, in an asset purchase, The Lompoc Record, a daily newspaper

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — Continued

located in Lompoc, California. In addition, during 2001, the PNI Group acquired several weekly newspapers (in separate transactions) that complement its daily newspapers in several markets. In 2001 the St. Louis Post-Dispatch (“PD LLC”) also acquired several distribution businesses in St. Louis. The cumulative cost of the 2001 acquisitions was approximately $41.1 million.

Critical Accounting Policies

      The process of preparing financial statements requires management to make estimates and judgments that affect the carrying values of the Company’s consolidated assets and liabilities as well as recognition of revenues and expenses. These estimates and judgments are based on the Company’s historical experience, actuarial assumptions and understanding of current facts and circumstances. Certain of the Company’s accounting policies are considered critical, as these policies are important to the presentation of the Company’s consolidated financial statements and require significant or complex judgment by management.

      Management has identified the practices used to determine the allowance for doubtful accounts associated with trade accounts receivable, the liability for both unpaid and unreported dental, medical and workers’ compensation claims, the liability for pension and postretirement and postemployment benefit obligations, and the accounting and related impairment testing of Statement of Financial Accounting Standards (“SFAS”) No. 142, Goodwill and Other Intangible Assets (“SFAS No. 142”), as critical accounting policies involving the use of estimates and judgments.

      The Company evaluates its allowance for doubtful trade accounts receivable based on customers’ credit history, payment trends, current aging analysis and other economic factors to the extent available. It is possible that reported results could be different based upon the customers’ ability and willingness to pay amounts billed.

      The Company evaluates its liability for unpaid and unreported dental, medical and workers’ compensation claims based on historical payment trends and administration costs present for the Company and also generally present in the United States. The Company uses actuarial assumptions to calculate estimated future claim costs based on historical trends. Reported results could be different if historical trends differ from actual payment results.

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

      The Company has identified the accounting and related impairment testing of SFAS No. 142 as a critical accounting policy having a material impact on the Company’s financial presentation. SFAS No. 142, among other things, eliminates the amortization of goodwill and certain identified intangible assets. The Company tests intangible assets, including goodwill, that are not subject to amortization for impairment annually, or more frequently if events or changes in circumstances indicate that the assets might be impaired, using a two step impairment assessment. The first step of the impairment test identifies potential impairment and compares the fair value with their carrying amount, including goodwill. The Company evaluates impairment at each of its St. Louis, PNI, and Tucson reporting units. If the fair value exceeds the carrying amount, goodwill is not considered impaired, and the second step of the impairment test is not necessary. If the carrying amount exceeds the fair value, the second step of the impairment test shall be performed to measure the amount of impairment loss, if any. In accordance with the provisions of SFAS No. 142, the Company conducted the first step of impairment tests as of the beginning of its 2002 fiscal year. The Company assessed the fair value by considering each reporting unit’s expected future cash flows; recent purchase prices paid for entities within its

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — Continued

industry, and the Company’s market capitalization. The Company’s discounted cash flow evaluation utilizes a discount rate that corresponds to the Company’s weighted average cost of capital. Given consideration of these factors, the Company concluded that the fair value of each reporting unit exceeded the carrying amounts of its net assets and, accordingly, no impairment loss was recognized. Subsequent annual impairment tests indicate that the fair value of the reporting units continues to exceed their carrying amounts. Subsequent impairments, if any, would be classified as operating expense.

      If management used different estimates and assumptions for future cash flows, weighted-average cost, tax rates and other estimates and assumptions used in determining the fair value of each of the Company’s reporting units, the results of the Company’s impairment testing could vary significantly from the results reported above.

2003 Compared with 2002

Executive Overview

      Net income for the Company increased to $42.2 million, or $1.95 per diluted share, in 2003, compared to $34.7 million, or $1.62 per diluted share in 2002. The increase in 2003 net income principally resulted from increased advertising revenue at the newspaper operations in St. Louis and at the PNI Group, coupled with tight control over operating expenses (mainly lower circulation distribution expense, reduced spending on promotional activities, and lower bad debt expense, resulting from better collection experience in St. Louis). 2003 net income also benefited from the Company’s interest rate swap contracts as a result of declining interest rates during the year, and lower effective state income tax rates.

      Advertising results were mixed during 2003. Advertising revenues for the first three quarters of 2003 were negatively affected by uncertainty over the economy and the war in Iraq. Third quarter advertising results, compared to the comparable 2002 period, were also affected by the presence in 2002 of more than $1.2 million in incremental revenue related to casino and shopping mall grand openings. 2003 advertising revenue rebounded during the last quarter of 2003 due to increased spending by local retailers, the introduction of several special sections and new advertising products in St. Louis, and 2003 PNI Group acquisitions. For the year, advertising revenue increased 2.4 percent compared to 2002. As a result of the advertising revenue increase and tight control over operating expense, operating income increased 5.2 percent to $87.2 million from $82.9 million in 2002.

Operating Results

      Operating revenue for 2003 was $422.7 million, an increase of 1.6 percent compared to $416.0 million in 2002. Significant revenue growth in the retail, national, classified real estate and preprint advertising categories was partially offset by decreased employment and automotive classified revenue.

      Retail advertising revenue increased 1.2 percent to $120.2 million in 2003 from $118.7 million in the prior year. The increase was driven by a 13.7 percent rise revenue from small to mid-size advertisers in St. Louis and the PNI Group’s acquisitions in California, Oregon, Utah and Wisconsin. These increases were partially offset by weakness in the department store, furniture and home improvement categories. Preprint revenue increased 13.1 percent to $63.2 million in 2003 from $55.9 million in 2002. The increase in preprint revenue was due primarily to a restructuring of the total market coverage (“TMC”) operations in St. Louis in May 2002 which resulted in increased preprint volume, and to price increases implemented during 2003.

      National advertising revenue increased 8.6 percent in 2003, to $29.0 million compared to $26.7 million in 2002. The increase resulted, principally, from increased revenue gains in the pharmaceutical, telecommunication, and automotive categories.

      Classified advertising revenue decreased 2.5 percent to $122.6 million from $125.8 million in 2002. The decrease in classified revenue was principally driven by continued weakness in help wanted advertising, which

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — Continued

decreased by 8.9 percent for the year, and a sluggish automotive category. Demand for employment advertising decreased due, in part, to the slow economy and employer concerns over the Iraqi war (the 2003 average U.S. unemployment rate increased to 6.0 percent compared to 5.8 percent in 2002 and 4.7 percent in 2001). Help wanted revenue declines were more pronounced in St. Louis, where help wanted advertising revenue decreased 10.9 percent in 2003 compared to a decrease of 1.3 percent at PNI. Automotive advertising decreased by 6.3 percent in 2003 (the U.S. auto industry reported car and truck sales of 16.7 million units in 2003, down about 1 percent from 2002, and the lowest level of sales since 1998). The decreases in help wanted and automotive advertising revenue were partially offset by gains in real estate revenue.

      Real estate revenue increased 9.3 percent in 2003, with increases of 7.0 percent and 15.0 percent in St. Louis and at the PNI Group, respectively. Real estate gains resulted from record home sales caused, in part, by historically low interest rates. The Company’s classified advertising revenue percentage change for 2003 versus 2002 are summarized in the table below:

		4th	3rd	2nd	1st
	Full Year	Qtr.	Qtr.	Qtr.	Qtr.
	2003	2003	2003	2003	2003

	Classified advertising revenue percentage
	change from comparable prior year period
Automotive	(6.3)%	(1.0)%	(5.8)%	(9.2)%	(9.2)%
Help Wanted	(8.9)%	1.6%	(8.7)%	(13.9)%	(11.8)%
Real Estate	9.3%	18.8%	8.6%	4.5%	6.5%

Total Classified	(2.5)%	5.6%	(1.8)%	(7.2)%	(6.7)%

      The following table presents the annual and quarterly percentage fluctuations in total advertising revenue in 2003 versus 2002:

		4th	3rd	2nd	1st
	Full Year	Qtr.	Qtr.	Qtr.	Qtr.
	2003	2003	2003	2003	2003

	Reported advertising revenue percentage
	change from comparable prior year period
	prior year
St. Louis	2.4%	7.6%	(1.4)%	5.0%	(1.9)%
PNI	2.4%	6.1%	3.6%	1.0%	(1.6)%
Pulitzer Inc.	2.4%	7.2%	0.0%	3.9%	(1.8)%

      Circulation revenues decreased $0.1 million, or 0.1 percent, in 2003. Other publishing revenues decreased $1.1 million, or 13.9 percent, in 2003 due principally to decreased commercial printing revenue.

      Operating expense increased 0.2 percent in 2003 to $351.5 million compared to $350.8 million in 2002. Labor and employee benefits costs increased 0.8 percent, reflecting higher pension expense, post(retirement healthcare benefit expense, and higher employee healthcare costs. These increases were partially offset by a 2.2 percent reduction in full(time equivalent employees (“FTEs”) related to improved distribution efficiencies in St. Louis, the integration of STLtoday.com operations into the Post-Dispatch during the second quarter of 2002, and operating efficiencies at the PNI Group resulting from the combination of certain weekly and daily newspaper operations.

      Newsprint expense increased 5.6 percent in 2003 to $43.4 million from $41.1 million in 2002, resulting, principally, from a 3.5 percent increase in newsprint prices and higher newsprint consumption associated with the PNI Group’s 2003 acquisitions and the redesign and expansion of the editorial content of the Suburban Journals in St. Louis.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — Continued

      Depreciation and amortization expense increased 2.2 percent to $19.1 million in 2003 compared to $18.7 million in 2002. The increase is principally due to increased depreciation expense associated with the Company’s new St. Louis production facility, which was placed in service in late 2002.

      Other operating expense decreased 3.1 percent to $107.6 million from $111.0 million in 2002. The decrease in other expense resulted from: (i) a $1.8 million reduction in bad debt expense due, principally, to improved collection efforts in St. Louis and the absence, in 2003, of bad debt expense related to the acquisition of St. Louis distribution businesses in 2002 and 2001; (ii) decreased circulation distribution expense related to improved home delivery distribution efficiencies in St. Louis and the elimination of the Post-Dispatch TMC product in May 2002; and (iii) reduced promotion and marketing expense. These expense savings were partially offset by increased premiums for property and liability insurance and higher legal and professional fees.

      Equity in earnings of Tucson newspaper partnership (“TNI”) decreased 9.5 percent due, principally, to increased employee benefit costs, primarily pension and long-term disability expense, increased relocation costs, higher executive separation costs, and increased newsprint prices.

Non-Operating Items

      Interest income for 2003 decreased 12.9 percent to $3.7 million from $4.2 million in 2002. The decrease primarily reflected lower average interest rates on invested funds during the year.

      The Company reported interest expense of $20.4 million in 2003 compared to $20.6 million in 2002. The 2003 to 2002 decrease in interest expense reflects the benefit from the Company’s fixed-to-variable interest rate swap contracts. These interest expense savings were partially offset by the absence in 2003 of capitalized interest costs, present in 2002, associated with the new St. Louis production facility which was placed in service in late 2002.

      During 2003, interest rates have been at historically low rates. It is anticipated that, as the U.S. economy improves, interest rates will increase, reducing the benefits of the Company’s fixed-to-variable interest rate swaps, and resulting in higher interest expense.

      The Company reported a gain on marketable securities of $0.5 million in 2003 compared with a 2002 gain of $1.1 million. 2003 and 2002 results included a net loss on investments of $1.8 million and $9.1 million, respectively, to adjust the carrying value of certain non-operating investments.

      The effective income tax rate for 2003 declined to 36.5 percent from 38.1 percent for 2002 primarily because of a lower provision for state income taxes reflecting the benefits of the Company’s tax planning.

Net Income

      For 2003 the Company reported net income of $42.2 million, or $1.95 per diluted share, compared to $34.7 million, or $1.62 per diluted share, in 2002. The increase in 2003 net income reflected higher operating revenues, primarily reflecting increased preprint and national advertising, tight cost control over operating expenses, and lower valuation adjustments to the Company’s portfolio of non-operating investments compared to the prior year.

      Fully diluted weighted average shares of stock outstanding increased to 21.6 million in 2003 from 21.4 million in 2002. The increase was primarily caused by an increase in the price of Pulitzer Inc.’s stock over the course of the year which resulted in an increase in the number of common stock equivalents, the exercise of employee stock options and the issuance of shares under the employee stock purchase plans. A 1.0 percent change in fully diluted shares of stock outstanding results in an approximate $0.02 change in fully diluted earnings per share.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — Continued

2002 Compared with 2001

Executive Summary

      Net income in 2002 was $34.7 million, or $1.62 per diluted share, compared to $10.7 million, or $0.50 per diluted share in 2001. Net income in 2001 included results from newspapers in Troy, Ohio and Petaluma, California, and the ISP business, all of which were sold by the Company in fiscal 2001. Excluding the results of businesses sold in 2001 and the related gain or loss from their sale, 2001 income from continuing operations was $12.3 million, or $0.58 per diluted share.

      Operating income in 2002 increased to $82.9 million from $43.4 million in 2001. The increase in operating income was due principally to: (i) the elimination of $21.6 million of amortization expense of certain intangible assets in 2002 related to the adoption of SFAS No. 142; (ii) savings of $14.2 million from lower newsprint costs, principally resulting from a 21.9 percent reduction in the average newsprint price per metric tonne of newsprint; and (iii) increased retail and national advertising revenue, particularly preprint revenue. The expense savings and advertising revenue increases were partially offset by increased labor costs, principally related to higher employee benefit costs and increased incentive compensation expense.

Operating Results

      Operating revenues from continuing operations for the year ended December 31, 2002 increased 0.6 percent, to $416.0 million from $413.5 million in 2001.

      Advertising revenues increased $2.6 million, or 0.8 percent, in 2002. The increase reflected a national advertising revenue increase of 2.5 percent, coupled with strong growth in preprint revenue, which increased 17.3 percent over the prior year. These increases were partially offset by a 4.8 percent decline in classified revenue, principally due to continued weakness in help wanted advertising.

      In 2002 help wanted revenue decreased 21.5 percent versus 2001 results. The declines were most pronounced at the Company’s combined St. Louis operations, where help wanted revenue decreased 23.9 percent. At the Company’s PNI newspapers, 2002 help wanted revenue decreased 10.8 percent compared to 2001. The Company believes that the decline in help wanted revenue reflected a slowing economy, which saw overall U.S. civilian unemployment rates increase from 4.2 percent at the start of 2001 to 6.0 percent at the close of 2002. Revenue in each of the remaining classified categories grew in 2002, with revenue in the automotive, real estate, and other classified categories increasing 5.3 percent, 1.9 percent and 8.3 percent, respectively.

      Circulation revenues decreased $0.4 million, or 0.6 percent, in 2002. Other publishing revenues increased $0.3 million, or 4.5 percent, in 2002.

Operating Expense

      Operating expenses reported for 2002 decreased 9.5 percent to $350.8 million from $387.6 million in 2001. Operating expenses were lower for two principal reasons: the absence of $21.6 million in amortization expense due to the elimination of amortization of certain intangible assets in 2002 in accord with SFAS No. 142 adopted as of July 1, 2002, and lower newsprint pricing and volume, which resulted in newsprint expense savings of $15.3 million, or 27.2 percent, largely due to a 21.9 percent reduction in the average price per metric tonne of newsprint.

      In addition, other operating expenses, which consist of distribution, employment termination inducements, legal and professional fees, news and editorial features and wire services, office and production supplies, promotion and marketing, provisions for uncollectible accounts receivable, repairs and maintenance, telecommunication and utility, and sundry expenses, decreased $5.1 million principally due to reductions in the provision for uncollectible accounts receivable, lower inducement costs (which declined by $2.0 million compared to the prior year) and decreased promotion spending.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — Continued

      The expense savings were partially offset by increased labor costs, which increased $5.6 million, or 3.2 percent, principally related to higher employee benefit costs and increased incentive compensation expense.

      Total FTEs decreased by 68 or 1.7 percent. The largest decrease was at the Company’s St. Louis operations where FTEs decreased by 45, or 2.3 percent.

      Equity in the earnings of the Tucson Agency for 2002 increased 1.4 percent to $17.7 million from $17.5 million the in prior year. The increase primarily reflected expense savings related to lower newsprint costs, partially offset by weak demand in retail and classified advertising.

Operating Income

      For 2002 the Company reported operating income from continuing operations of $82.9 million compared to $43.4 million in 2001. The increase in operating income was due principally to the elimination of $21.6 million of amortization expense of certain intangible assets in 2002 related to the adoption of SFAS No. 142, savings of $15.3 million from lower newsprint costs, principally resulting from a 21.9 percent reduction in the average price per metric tonne of newsprint, and increased retail and national advertising revenue, particularly preprint revenue. The expense savings and advertising revenue increases were partially offset by increased labor costs, principally related to higher employee benefit costs, increased incentive compensation expense, and declines in classified advertising revenue.

Non-Operating Items

      Interest income for 2002 decreased to $4.2 million from $7.6 million in 2001, primarily reflecting lower average interest rates on invested funds during the year.

      The Company reported interest expense of $20.6 million in 2002 compared to $24.6 million in 2001, reflecting the benefit from fixed-to-variable interest rate swaps and the capitalization of interest costs associated with the newly constructed St. Louis production facility.

      The Company reported a gain on marketable securities of $1.1 million in 2002 compared with a 2001 gain of $0.6 million. 2002 and 2001 results included a net loss on investments of $9.1 million and $5.6 million, respectively, to adjust the carrying value of certain non-operating investments.

      The effective income tax rate from continuing operations for 2002 was 38.1 percent, compared to 37.9 percent in 2001.

Income from Continuing Operations

      For 2002 the Company reported net income from continuing operations of $34.7 million, or $1.62 per diluted share, compared to $12.3 million, or $0.58 per diluted share, in 2001. The increase in 2002 income from continuing operations primarily reflected decreased operating expenses resulting from the absence of $21.6 million of amortization expense of certain intangible assets in 2002, a $15.3 million reduction in newsprint costs due principally to a 21.9 percent reduction in the average price per metric tonne of newsprint, lower interest expense reflecting the benefit of interest rate swap transactions, and increased retail and national advertising revenue, particularly preprint revenue. The expense savings and revenue increases were partially offset by higher labor costs and continued weakness in help wanted classified revenue.

      Fully diluted weighted average shares of stock outstanding remained relatively unchanged at 21.4 million in 2002 compared to 2001. An increase in shares issued due to the exercise of employee stock options and the purchase of shares under the employee stock purchase plans was offset by a decrease in the number of common stock equivalents associated with a decline in the weighted average per share market stock price of the Company’s common stock in 2002 compared to 2001. A 1.0 percent change in fully diluted shares of stock results in an approximate $0.02 change in fully diluted earnings per share.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — Continued

Discontinued Operations

      In 2002 the Company reported no gain or loss from discontinued operations compared to a loss of $1.6 million, or $0.08 per diluted share, in 2001. Discontinued operations in 2001 included the operating results and gain or loss on the sale of the Company’s Troy, Ohio, and Petaluma, California newspapers, and St. Louis ISP business.

Liquidity and Capital Resources

      As of December 31, 2003, the Company had a balance of unrestricted cash and marketable securities of $176.2 million compared with $194.4 million as of December 31, 2002.

      At both December 31, 2003, and December 31, 2002, the Company had $306.0 million of outstanding debt pursuant to a loan agreement between PD LLC and a group of institutional lenders led by Prudential Capital Group (the “Loan”). The aggregate principal amount of the Loan is payable on April 28, 2009, and bears interest at an annual rate of 8.05 percent.

      The agreements with respect to the Loan (the “Loan Agreements”) contain certain covenants and conditions including the maintenance of cash flow and various other financial ratios, minimum net worth requirements and limitations on the incurrence of other debt. In addition, the Loan Agreements and the PD LLC Operating Agreement (the “Operating Agreement”) require that PD LLC maintain a minimum reserve balance consisting of cash and investments in U.S. government securities, totaling approximately $54.8 million as of December 31, 2003. The Loan Agreements and the Operating Agreement provide for a $3.75 million quarterly increase in the minimum reserve balance through May 1, 2010, when the amount will total $150.0 million. There is no requirement for the Company to maintain the reserve balance subsequent to May 1, 2010.

      The Company spent approximately $12.5 million on land, buildings and equipment in 2003. As of December 31, 2003, the Company had remaining capital commitments for buildings and equipment replacements of approximately $3.3 million. In addition, as of December 31, 2003, the Company had a capital contribution commitment of up to $7.1 million related to a limited partnership investment.

      In order to build a stronger, more direct relationship with the readers of the Post-Dispatch and increase circulation, PD LLC has purchased a number of distribution businesses from independent carriers and dealers over the past four years, and it may continue to purchase additional distribution businesses from time to time in the future. As of December 31, 2003, PD LLC owned circulation routes covering approximately 75 percent of the Post-Dispatch’s home delivery and single copy distribution in the newspaper’s designated market.

      The Company’s Board of Directors previously authorized the repurchase of up to $100.0 million of Pulitzer Inc.’s outstanding capital stock. The Company’s repurchase program provides for the purchase of both common and Class B common shares in either the open market or in privately negotiated transactions. As of December 31, 2003, the Company had repurchased under this authority 1,000,000 shares of Class B common stock and 532,857 shares of common stock for a combined purchase price of $62.2 million, leaving $37.8 million in remaining share repurchase authority.

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

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — Continued

Contractual Obligations

      The Company’s significant contractual obligations are set forth below.

Table of Contractual Obligations

	Payments due in

			2005 and	2007 and	Beyond
	Total	2004	2006	2008	2008

	(In millions)
Contractual Obligations
Long-term debt obligations	$306.0	$0.0	$0.0	$0.0	$306.0
Interest payments(1)	129.3	24.6	49.3	49.3	6.1
Consulting and executive employment agreements	4.0	3.0	1.0	0.0	0.0
Operating lease obligations	7.3	1.4	3.2	0.6	2.1
Purchase obligations for capital goods	3.1	3.1	0.0	0.0	0.0

Total(2)	$449.7	$32.1	$53.5	$49.9	$314.2

(1)	Represents interest payments on the Company’s long-term debt obligation absent any impact of interest rate swaps.

(2)	Totals do not include:

(i) Future cash requirements for pension, post-retirement and post-employment obligations. The period in which these obligations will be settled in cash is not readily determinable and are subject to numerous future events and assumptions. The Company’s estimate of cash requirements for these obligations in 2004 is approximately $7.9 million.

(ii) At December 31, 2003, other long-term liabilities consisted, principally, of deferred income taxes and deferred compensation. The Company does not expect deferred tax reversals to significantly impact expected tax payments in 2004. Deferred compensation payments are dependent on the timing of employee withdrawals. The deferred compensation liability is fully funded by an asset presented as Other — non-current in the Company’s financial statements.

(iii) At December 31, 2003, the Company had an unfunded capital contribution commitment related to a limited partnership in which it is an investor of up to $7.1 million. The limited liability partnership (the “Partnership”) controls the timing of partner contributions, which it uses to make investments. Accordingly, the Company does not know when capital contributions, if any, will be required. The capital contribution commitment expires on June 10, 2010.

(iv) The Company’s obligations with respect to the PD LLC Operating Agreement. See — PD LLC Operating Agreement.

Cash Flows — 2003 Compared to 2002

Continuing Operations

      Cash from operations is the Company’s primary source of liquidity. Cash provided from operating activities for 2003 was $80.7 million compared to $98.2 million in 2002. The decrease was due, principally, to the timing of income tax payments and the payment of a security deposit related to an interest rate swap contract entered into in 2003 (in contrast, in 2002 the Company received the repayment of a swap-related security deposit when it terminated prior swap contracts). These uses of cash were partially offset by increased operating income in 2003 compared to 2002 and increases in trade accounts payable and accrued expenses.

      Cash required for investing activities during 2003 was $126.7 million compared to $200.4 million in 2002. The decreased use of cash was due to the Company’s expenditure of $37.1 million, net, for the purchase of

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — Continued

marketable securities in 2003 compared to the net purchase of $111.9 of marketable securities in 2002. In addition, cash used for capital expenditures decreased by $12.6 million in 2003 to $12.5 million due principally to the completion of the Post-Dispatch’s new St. Louis production facility in 2002. These reductions in cash flows from investing activities were partially offset by a $15.9 million increase (to $44.0 million) in cash used for the discretionary funding of retirement benefits and an $8.3 million increase in cash required for acquisitions.

      Cash required for financing activities during 2003 was $7.9 million compared to $10.0 million in 2002. The reduction was principally due to increased proceeds from the exercise of employee stock options.

Cash Flows — 2002 Compared to 2001

Continuing Operations

      Cash provided from operating activities for 2002 was $98.2 million compared to $66.0 million in 2001. The increase was due, principally, to the timing of income tax payments and refunds, and the return of the security deposits related to terminated interest rate swap contracts. These sources of cash were partially offset by increased trade receivables and newsprint inventory balances, and reductions in trade accounts payable and accrued expenses.

      Cash required for investing activities during 2002 was $200.4 million compared to $51.2 million generated in 2001. The increased use of cash was due to the Company’s expenditure of $111.9 million, net, for the purchase of marketable securities in 2002. In 2001 the Company generated $126.1 million, net, from the sale of marketable securities. In addition, the Company made discretionary contributions of $28.1 million to fund long-term retirement obligations. Capital expenditures increased by $11.3 million in 2002 to $25.1 million due, principally, to increased expenditures related to the Post-Dispatch’s expansion of its St. Louis production facility. In addition, the Company paid $9.7 million of acquisition payable costs related to the 1996 purchase of Scripps League Newspapers, which is now part of the PNI Group. These reductions in cash flows from investing activities were partially offset by a $32.0 million decrease in cash used for acquisitions and reduced investments in limited partnerships in 2002 versus 2001.

      Cash required for financing activities during 2002 was $10.0 million compared to $12.0 million in 2001. The reduction was principally due to increased proceeds from the exercise of employee stock options.

Discontinued Operations

      The Company reported no discontinued operations in 2002. In 2001 cash from operating activities of discontinued operations was $1.5 million, reflecting the net results of the operations of the PNI Group’s newspapers in Troy, Ohio and Petaluma, California, and the ISP operations in St. Louis.

      Cash from investing activities of discontinued operations was $19.5 million for 2001, reflecting proceeds from the sale of the of the PNI Group’s newspapers in Troy, Ohio, and Petaluma, California, and the Company’s ISP operations, less the cash used for capital expenditures for these properties.

Merger Agreement Indemnification

      Pursuant to the Merger Agreement, Pulitzer Inc. is obligated to indemnify Hearst-Argyle Television, Inc. (“Hearst-Argyle”) against losses related to: (i) on an after tax basis, certain tax liabilities, including (A) any transfer tax liability attributable to the Spin-off, (B) with certain exceptions, any tax liability of Old Pulitzer, or any subsidiary of Old Pulitzer attributable to any tax period (or portion thereof) ending on or before the closing date of the Merger, including tax liabilities resulting from the Spin-off, and (C) any tax liability of Pulitzer Inc. or any subsidiary of Pulitzer Inc.; (ii) liabilities and obligations under any employee benefit plans not assumed by Hearst-Argyle; and (iii) certain other matters as set forth in the Merger Agreement.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — Continued

Internal Revenue Services Matters

      In October 2001 the Internal Revenue Service (“IRS”) formally proposed that Old Pulitzer’s taxable income for the tax year ended March 18, 1999 be increased by approximately $80.4 million based on the assertion that Old Pulitzer was required to recognize a taxable gain in that amount as a result of the Spin-off. Pulitzer Inc. is obligated under the Merger Agreement to indemnify Hearst-Argyle against any tax liability attributable to the Spin-off and has the right to control any proceedings relating to the determination of such tax liability. If the IRS were completely successful in its proposed adjustment, the Company’s indemnification obligation would be approximately $29.3 million, plus applicable interest. Any income tax indemnification payment would be recorded as an adjustment to additional paid-in capital, and any related interest expense would be reflected as a component of net income in the period recognized.

      The Company does not believe that Old Pulitzer realized any taxable gain in connection with the Spin-off, and in January 2002, it contested the IRS’ proposed increase in a formal written protest filed with the IRS Appeals Office. In a recent letter addressed to the Company’s representatives, the IRS Appeals Officer indicated that he supports the position asserted by the IRS and is inclined to sustain substantially the entire amount of the IRS’ proposed increase in Old Pulitzer’s taxable income. The Company’s representatives have responded to the IRS Appeals Officer’s letter and are continuing their discussions regarding the Company’s position. While there can be no assurance that the Company will completely prevail in its position, it continues to believe that the IRS’ position is not supported by the facts or applicable legal authority. The Company intends to vigorously contest the IRS’ determination and has not accrued any liability in connection with this matter. If the Company and the IRS are unable to resolve their differences in the IRS Appeals Office, the Company likely will pursue its case before the United States Tax Court.

Potential Income Tax Refund

      On August 30, 2002, the Company, on behalf of Old Pulitzer, filed with the IRS amended federal corporate income tax returns for the years ended December 1997 and 1998 and March 1999 in which refunds of tax in the aggregate amount of approximately $8.1 million, plus interest, were claimed. These refund claims were based on the Company’s contention that Old Pulitzer was entitled to deduct certain fees and expenses which it had not previously deducted and which Old Pulitzer had incurred in connection with its investigation of several strategic alternatives and potential transactions prior to its decision to proceed with the Broadcast Transaction. Under the Merger Agreement, the Company is entitled to any amounts recovered from the IRS as a result of these refund claims, although there can be no assurance that the IRS will approve all or any portion of these refund claims. Discussions between the Company’s representatives and the IRS regarding these refund claims have only recently commenced, and no receivable has been recognized in connection with these refund claims. Any income tax refunds would be recorded as an adjustment to additional paid-in-capital, and any related interest received would be reflected as a component of net income in the period recognized.

Provision for Income Taxes

      The Company has incurred capital losses that exceed capital gains available during the prescribed carry-back periods by approximately $2.2 million. The Company expects to generate capital gains of at least this amount during prescribed carry-forward periods. Accordingly, the Company has recognized the tax benefit of approximately $0.9 million associated with these capital losses.

PD LLC Operating Agreement

      On May 1, 2000, Pulitzer Inc. and The Herald Company, Inc. (“Herald”) completed the transfer of their respective interests in the assets and operations of the Post-Dispatch and certain related businesses to a new joint venture (the “Venture”), known as PD LLC. Pulitzer Inc. is the managing member of PD LLC. Under the terms of the operating agreement governing PD LLC (the “Operating Agreement”), Pulitzer Inc. and another subsidiary hold a 95 percent interest in the results of operations of PD LLC and Herald holds a

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — Continued

5 percent interest. Herald’s 5 percent interest is reported as “Minority Interest in Net Earnings of Subsidiary” in the consolidated statements of income. Also, under the terms of the Operating Agreement, Herald received on May 1, 2000 a cash distribution of $306.0 million from PD LLC (the “Initial Distribution”). This distribution was financed by a $306.0 million borrowing by PD LLC (the “Loan”). Pulitzer Inc.’s entry into the Venture was treated as a purchase for accounting purposes.

      During the first ten years of its term, PD LLC is restricted from making distributions (except under specified circumstances), capital expenditures and member loan repayments unless it has set aside out of its cash flow a reserve equal to the product of $15.0 million and the number of years since May 1, 2000, but not in excess of $150.0 million (the “Reserve”). PD LLC is not required to maintain the Reserve after May 1, 2010. On May 1, 2010, Herald will have a one-time right to require PD LLC to redeem Herald’s interest in PD LLC, together with Herald’s interest, if any, in another limited liability company in which Pulitzer Inc. is the managing member and which is engaged in the business of delivering publications and products in the greater St. Louis metropolitan area (“DS LLC”). The May 1, 2010 redemption price for Herald’s interest will be determined pursuant to a formula yielding an amount which will result in the present value to May 1, 2000 of the after-tax cash flows to Herald (based on certain assumptions) from PD LLC, including the Initial Distribution and the special distribution described below, if any, and from DS LLC, being equal to $275.0 million. In the event that PD LLC has an increase in the tax basis of its assets as a result of Herald’s recognizing taxable income from certain transactions effected under the agreement governing the contributions of Pulitzer Inc. and one of its subsidiaries and Herald to PD LLC and the Operating Agreement or from the transactions effected in connection with the organization of DS LLC, Herald generally will be entitled to receive a special distribution from PD LLC in an amount that corresponds, approximately, to the present value of the after-tax benefit to the members of PD LLC of the tax basis increase. Upon the termination of PD LLC and DS LLC, which will be on May 1, 2015 (unless Herald exercises the redemption right described above), Herald will be entitled to the liquidation value of its interests in PD LLC and DS LLC, to be paid in cash by Pulitzer Inc. That amount will be equal to the amount of Herald’s capital accounts, after allocating the gain or loss that would result from a cash sale of PD LLC and DS LLC’s assets for their fair market value at that time. Herald’s share of such gain or loss generally will be 5 percent, but will be reduced (but not below 1 percent) to the extent that the present value to May 1, 2000 of the after-tax cash flows to Herald from PD LLC and from DS LLC, including the Initial Distribution, the special distribution described above, if any, and the liquidation amount (based on certain assumptions), exceeds $325.0 million.

      The actual amount payable to Herald either on May 1, 2010 or upon the termination of PD LLC and DS LLC on May 1, 2015 will depend on such variables as future cash flows, the amounts of any distributions to Herald prior to such payment, PD LLC and DS LLC’s rate of growth and market valuations of newspaper properties. While the amount of such payment cannot be predicted with certainty, Pulitzer Inc. currently estimates (assuming a 5 percent annual growth rate in Herald’s capital accounts, no special distribution as described above and consistent newspaper property valuation multiples) that the amount of such payment would not exceed $100 million. Pulitzer Inc. further believes that it will be able to finance such payment either from available cash reserves or with the proceeds of a debt issuance.

New Accounting Pronouncements

      In July 2001 FASB issued SFAS No. 141, Business Combinations (“SFAS No. 141”), and SFAS No. 142. SFAS No. 141 requires that all business combinations be accounted for under the purchase method. The statement further requires separate recognition of intangible assets that meet certain criteria. The statement applies to all business combinations initiated after June 30, 2001. The adoption of SFAS No. 141 did not have a material impact on the consolidated results of operations, financial position or liquidity of the Company.

      In 2002 the Company adopted SFAS No. 142, which requires an intangible asset that is acquired to be initially recognized and measured based on its fair value. The statement also provides that goodwill and other

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — Continued

indefinite-lived intangible assets should not be amortized, but shall be tested for impairment annually, or more frequently if circumstances indicate potential impairment, through a comparison of fair value to their carrying amount.

      SFAS No. 142, among other things, eliminates the amortization of goodwill and certain identified intangible assets. The Company tests intangible assets, including goodwill, that are not subject to amortization for impairment annually, or more frequently if events or changes in circumstances indicate that the assets might be impaired, using a two step impairment assessment. The first step of the impairment test identifies potential impairment and compares the fair value with their carrying amount, including goodwill. The Company evaluates impairment at each of its St. Louis, PNI, and Tucson reporting units. If the fair value exceeds the carrying amount, goodwill is not considered impaired, and the second step of the impairment test is not necessary. If the carrying amount exceeds the fair value, the second step of the impairment test shall be performed to measure the amount of impairment loss, if any. In accordance with the provisions of SFAS No. 142, the Company conducted the first step of impairment tests as of the beginning of its 2002 fiscal year. The Company assessed the fair value by considering each reporting unit’s expected future cash flows; recent purchase prices paid for entities within its industry, and the Company’s market capitalization. The Company’s discounted cash flow evaluation utilizes a discount rate that corresponds to the Company’s weighted average cost of capital. Given consideration of these factors, the Company concluded that the fair value of each reporting unit exceeded the carrying amounts of its net assets and, accordingly, no impairment loss was recognized. Subsequent annual impairment tests indicate that the fair value of the reporting units continue to exceed their carrying amounts. Subsequent impairments, if any, would be classified as operating expense.

      Upon adoption of SFAS No. 142, the transition provisions of SFAS No. 141, Business Combinations, also became effective. These transition provisions specify criteria for determining whether an acquired intangible asset should be recognized separately from goodwill. Intangible assets that meet certain criteria will qualify for recording on the balance sheet and will be amortized in the income statement. Such intangible assets will be subject to a periodic impairment test based on estimated fair value. At the beginning of the Company’s 2002 fiscal year, in accordance with the provisions of SFAS No. 142, the Company reclassified the net carrying value of certain intangible assets in the amount of $41.0 million to goodwill (See Note 6).

      In 2001 the Company early adopted SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (“SFAS No. 144”). In accordance with the provisions of SFAS No. 144, the operations and related gains and losses on properties sold in 2001 have been presented as discontinued operations in the accompanying consolidated statements of income.

      In June 2002 FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities (“SFAS 146”), which requires that a liability for a cost associated with exit or disposal activities be recognized and measured initially at fair value in the period in which the liability is incurred. SFAS 146 is effective for exit or disposal activities initiated after December 31, 2002. The adoption of SFAS No. 146 did not have a material impact on the Company’s consolidated financial condition or results of operations.

      In December 2002, the FASB issued SFAS No. 148, Accounting for Stock-Based Compensation — Transition and Disclosure. This pronouncement amends SFAS No. 123 to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this statement amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements for fiscal years ending December 15, 2002 and for interim periods beginning after December 15, 2002, respectively, about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The adoption of SFAS No. 148 did not have a material impact on the Company’s consolidated financial condition or results of operations.

      In April 2003 FASB issued SFAS No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities (“SFAS No. 149”). SFAS No. 149 amends and clarifies financial accounting and reporting

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — Continued

for derivative instruments and for hedging activities under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. SFAS No. 149 is effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. The Company’s adoption of SFAS No. 149 did not have a material impact on the consolidated financial statements.

      In May 2003 FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity (“SFAS No. 150”). SFAS No. 150 established standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. SFAS No. 150 was effective for financial instruments entered into or modified after May 31, 2003, and otherwise was effective at the beginning of the first interim period beginning after June 15, 2003. The Company adopted the applicable provisions of SFAS No. 150 during 2003 which did not have a material impact on the Company’s consolidated financial condition or results of operations.

      On November 7, 2003, the FASB issued Staff Position 150-3, which deferred indefinitely the application of those provisions of SFAS No. 150 associated with mandatorily redeemable financial instruments. Accordingly, the Company presents its consolidated results of operations, financial position, and cash flows absent any potential impact of SFAS No. 150. The Company cannot predict and, accordingly, is not able to determine what the ultimate impact on the Company’s consolidated financial statements, if any, might be from future FASB action concerning SFAS No. 150.

      In November 2002 FASB issued Financial Interpretation (“FIN”) No. 45, Guarantors Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others. FIN No. 45 requires a guarantor to recognize, at the inception of the guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. It also provides additional guidance on the disclosure of the guarantee. The recognition and measurement provisions are effective for guarantees made or modified after December 31, 2002. The disclosure provisions are effective for fiscal periods ending after December 15, 2002. The Company’s adoption of the measurement provisions of FIN No. 45 did not have a material impact on the consolidated financial statements.

      In January 2003 FASB issued FIN No. 46, Consolidation of Variable Interest Entities. FIN No. 46 provides guidance surrounding consolidation based on controlling financial interest and provides new quantitative guidelines to various variable interest entities as defined in the statement. The interpretation applies immediately to variable interest entities created after January 31, 2003, and in the first fiscal year or interim period beginning after June 15, 2003 to variable interest entities acquired before February 1, 2003. In December 2003, FASB issued FIN No. 46R to clarify certain provisions of FIN No. 46. Application of FIN No. 46R is required for public entities that have interests in structures commonly referred to as “special-purpose entities” for periods ending after December 15, 2003. Application by public entities for all other types of variable interest entities is required for periods ending after March 15, 2004. The Company adopted the appropriate provisions of FIN No. 46 and No. 46R during 2003, which did not have a material impact on the consolidated financial statements. The Company does not believe it will be required to consolidate or disclose any information related to variable interest entities.

      In December 2003, the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the “Act”), was signed into law. The Act introduced a prescription drug benefit under Medicare (Medicare Part D) and a federal subsidy to sponsors of retiree health care benefit plans that provide a benefit that is at least actuarially equivalent (as that term is defined in the Act) to Medicare Part D. At present, detailed regulations necessary to implement the Act have not been issued. Additionally, certain accounting issues raised by the Act are not explicitly addressed in existing accounting literature, such as FASB Statement No. 106, Employers’ Accounting for Postretirement Benefits Other than Pensions. FASB Staff Position 106-1, Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (“FSP 106-1”), which is effective for interim or annual financial statements for fiscal years which ended after December 7, 2003, permits a sponsor of a postretirement health care plan that provides a prescription drug benefit to make a one-time election to defer accounting for the effects of the Act.

ITEM 7.                            MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — Continued

As the Company uses a September 30, 2003 measurement date and the Act was enacted after the measurement date, the Company will be eligible to make the one time election to defer or adopt the provisions of FSP 106-1 during the quarter ended March 31, 2004. Accordingly, the Company’s measures of the accumulated postretirement benefit obligation (“APBO”) or net periodic postretirement benefit cost in the accompanying financial statements and footnotes do not reflect the effects of the Act on the plan. Based upon information currently available including the current provisions of the Company’s plans, management believes the potential impact of adopting the Act will decrease the APBO by approximately $12 million and result in an annual benefit approximating $1.5 million. Specific authoritative guidance on the accounting for the federal subsidy is pending and that guidance, when issued, could require the sponsor to change previously reported information.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Newsprint

      The primary raw material used in the Company’s operations is newsprint, representing 12.0 percent to 15.7 percent of operating expenses over the last five years. For 2003, the Company consumed approximately 102,000 metric tonnes of newsprint, including its 50 percent share related to the operations of TNI Partners. Based on the Company’s current level of newspaper operations, expected annual newsprint consumption for 2004 is estimated to be in the range of 103,000 metric tonnes. Historically, newsprint has been subject to significant price fluctuations from year to year, unrelated in many cases to general economic conditions. In the last five years, the Company’s average annual cost per metric tonne of newsprint has varied from its lowest price by approximately 27.8 percent. For every one dollar change in the Company’s average annual cost per metric tonne of newsprint, 2004 pre-tax income would change by approximately $103,000, assuming annual newsprint consumption of 103,000 metric tonnes. The Company attempts to obtain the best price available by combining newsprint purchases for its different newspaper locations with those of other newspaper companies. The Company considers its relationship with newsprint producers to be good. The Company has not entered into derivative contracts for newsprint. The following chart illustrates fluctuations in newsprint price per metric tonne from January 2000 to December 2003 as calculated by Resources Information Systems, Inc. (“RISI”):

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK — Continued

Loan/ Swaps

      At December 31, 2003, the Company had $306.0 million of outstanding debt pursuant to the Loan. The Loan bears interest at a fixed annual rate of 8.05 percent. Consequently, if held to maturity, the Loan will not expose the Company to market risks associated with general fluctuations in interest rates.

      The Company is a party to two interest rate swap contracts that convert a portion of the Company’s fixed rate debt to a variable rate. The interest rate swaps have a combined $150.0 million notional amount and mature on April 28, 2009. Under the terms of the agreements, the Company pays interest at a variable rate based upon LIBOR plus a combined adjustment average of 3.3392 percent and receives interest at a fixed rate of 8.05 percent. The floating interest rates re-price semiannually. The Company accounts for the swaps as fair value hedges and employs the short cut method. These transactions result in approximately 49 percent of the Company’s long-term interest cost being subject to variable interest rates.

      As of December 31, 2003, the fair value of the interest rate swaps represented an unrealized gain of $6.3 million, which is offset by an unrealized loss of $6.3 million on the related portion of the Company’s long-term debt.

      Changes in market interest rates may cause the Company to incur higher or lower net interest expense. For example, for every 1.0 percent change in the variable interest rates associated with the Company’s interest swaps, the Company’s interest expense would change by approximately $1.5 million.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

      The following consolidated financial statements of Pulitzer Inc. and Subsidiaries are filed as part of this Annual Report on Form 10-K. Supplementary unaudited data with respect to the quarterly results of operations of the Company are set forth in the Notes to Consolidated Financial Statements.

PULITZER INC. AND SUBSIDIARIES

      Independent Auditors’ Report

Consolidated Statements of Income for each of the Three Years in the Period Ended December 31, 2003

Consolidated Statements of Financial Position at December 31, 2003, and December 31, 2002

Consolidated Statements of Stockholders’ Equity for each of the Three Years in the Period Ended December 31, 2003

Consolidated Statements of Cash Flows for each of the Three Years in the Period Ended December 31, 2003

Notes to Consolidated Financial Statements for each of the Three Years in the Period Ended December 31, 2003

INDEPENDENT AUDITORS’ REPORT

To the Board of Directors and Stockholders of
Pulitzer Inc.:

      We have audited the accompanying consolidated statements of financial position of Pulitzer Inc. and subsidiaries (the “Company”) as of December 31, 2003 and 2002, and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2003. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

      In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2003 and 2002, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2003, in conformity with accounting principles generally accepted in the United States of America.

      As discussed in Note 2 to the consolidated financial statements, in 2002 the Company changed its method of accounting for goodwill and other intangible assets to conform to Statement of Financial Accounting Standards No. 142.

/s/ DELOITTE & TOUCHE LLP

Saint Louis, Missouri

February 20, 2004

PULITZER INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

	Years Ended December 31,

	2003	2002	2001

	(In thousands, except earnings per share)
OPERATING REVENUES — NET:
Advertising:
Retail	$120,205	$118,741	$118,738
National	29,000	26,706	26,049
Classified	122,638	125,777	132,134

Total	271,843	271,224	276,921
Preprints	63,249	55,935	47,679

Total advertising	335,092	327,159	324,600
Circulation	80,639	80,751	81,200
Other	6,933	8,050	7,706

Total operating revenues	422,664	415,960	413,506
OPERATING EXPENSES:
Payroll and other personnel expense	181,422	180,027	174,626
Newsprint expense	43,368	41,055	56,372
Depreciation	14,613	14,286	14,330
Amortization	4,522	4,433	26,178
Other expenses	107,610	111,018	116,113

Total operating expenses	351,535	350,819	387,619

Equity in earnings of Tucson newspaper partnership (Note 4)	16,064	17,744	17,504

Operating income	87,193	82,885	43,391
Interest income	3,687	4,235	7,573
Interest expense	(20,395)	(20,593)	(24,609)
Net gain on marketable securities	502	1,100	602
Net loss on investments	(1,790)	(9,091)	(5,607)
Net other income (expense)	74	132	(204)

INCOME FROM CONTINUING OPERATIONS BEFORE PROVISION FOR INCOME TAXES	69,271	58,668	21,146
PROVISION FOR INCOME TAXES (Note 13)	25,306	22,371	8,021
MINORITY INTEREST IN NET EARNINGS OF SUBSIDIARY (Note 4)	1,788	1,598	839

INCOME FROM CONTINUING OPERATIONS	42,177	34,699	12,286
LOSS FROM DISCONTINUED OPERATIONS, NET OF TAX (Note 5)			(1,624)

NET INCOME	$42,177	$34,699	$10,662

BASIC EARNINGS PER SHARE OF STOCK (Note 16):
Income from continuing operations	$1.97	$1.63	$0.58
Loss from discontinued operations	0.00	0.00	(0.08)

Earnings per share	$1.97	$1.63	$0.50

Weighted average number of shares outstanding	21,404	21,279	21,192

DILUTED EARNINGS PER SHARE OF STOCK (Notes 15 and 16):
Income from continuing operations	$1.95	$1.62	$0.58
Loss from discontinued operations	0.00	0.00	(0.08)

Earnings per share	$1.95	$1.62	$0.50

Weighted average number of shares outstanding	21,627	21,447	21,364

(Concluded)

See accompanying notes to consolidated financial statements.

PULITZER INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF FINANCIAL POSITION

	December 31,

	2003	2002

	(In thousands)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$27,552	$81,517
Marketable securities (Note 8)	148,644	112,877
Trade accounts receivable (less allowance for doubtful accounts of $3,843 and $4,004)	54,700	53,771
Inventory	7,566	6,165
Income taxes receivable	7,097
Prepaid expenses and other	9,171	11,020

Total current assets	254,730	265,350

PROPERTIES:
Land	9,758	9,275
Buildings	73,192	66,932
Machinery and equipment	156,425	152,727
Construction in progress	1,256	6,142

Total	240,631	235,076
Less accumulated depreciation	124,550	117,074

Properties — net	116,081	118,002
INTANGIBLE AND OTHER ASSETS:
Goodwill (Note 6)	811,409	797,719
Intangible assets — net of amortization (Note 6)	37,217	38,210
Restricted cash and investments (Notes 8 and 9)	54,810	39,810
Other	35,426	28,155

Total intangible and other assets	938,862	903,894

TOTAL	$1,309,673	$1,287,246

(Continued)

PULITZER INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF FINANCIAL POSITION

	December 31,

	2003	2002

	(In thousands)
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Trade accounts payable	$9,995	$9,419
Salaries, wages and commissions	15,595	15,708
Interest payable	3,582	3,893
Pension obligations (Note 10)	1,356	1,959
Other	9,766	8,823

Total current liabilities	40,294	39,802
LONG-TERM DEBT (Notes 9 and 18)	306,000	306,000
PENSION OBLIGATIONS (Note 10)	5,239	36,085
POSTRETIREMENT AND POSTEMPLOYMENT BENEFIT OBLIGATIONS (Note 11)	61,265	67,992

OTHER LONG-TERM LIABILITIES	45,431	22,149
COMMITMENTS AND CONTINGENCIES (Note 17)
STOCKHOLDERS’ EQUITY (Note 14):
Preferred stock, $.01 par value; authorized — 100,000,000 shares in 2003 and 2002; issued and outstanding — none
Common stock, $.01 par value; authorized — 100,000,000 shares in 2003 and 2002; issued — 9,682,134 in 2003 and 9,498,045 in 2002	97	95
Class B common stock, convertible, $.01 par value; authorized — 100,000,000 shares in 2003 and 2002; issued — 11,834,592 in 2003 and 11,835,242 in 2002	118	118
Additional paid-in capital	384,291	374,937
Retained earnings	477,437	450,653
Accumulated other comprehensive loss	(10,151)	(10,363)

Total	851,792	815,440
Unamortized restricted stock grant	(303)	(208)
Treasury stock — at cost; 1,061 and 330 shares of common stock in 2003 and 2002, respectively, and 0 shares of Class B common stock in 2003 and 2002	(45)	(14)

Total stockholders’ equity	851,444	815,218

TOTAL	$1,309,673	$1,287,246

(Concluded)

See accompanying notes to consolidated financial statements.

PULITZER INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

					Accumulated
					Other			Total
		Class B	Additional		Comprehensive		Unamortized	Stock-
	Common	Common	Paid-in	Retained	Income	Treasury	Restricted	holders’
	Stock	Stock	Capital	Earnings	(Loss)	Stock	Stock Grant	Equity

	(In thousands)
Balances at January 1, 2001	$94	$133	$427,214	$434,580	$(368)	$(61,952)	$(100)	$799,601
Comprehensive income:
Net income				10,662				10,662
Other comprehensive income(loss), net of tax:
Minimum pension liability adjustment					(2,343)			(2,343)
Unrealized gain on marketable securities					229			229

Comprehensive income								8,548

Issuance of common stock grants			767					767
Common stock options exercised	1		1,787					1,788
Conversion of Class B common stock to common stock	2	(2)
Common stock issued under Employee Stock Purchase Plan			658					658
Tax benefit from stock options exercised			221					221
Cash dividends declared $0.68 per Share of common and Class B common				(14,402)				(14,402)
Amortization of Restricted Stock							80	80
Purchase of treasury stock						(44)		(44)

Balances at December 31, 2001	97	131	430,647	430,840	(2,482)	(61,996)	(20)	797,217
Comprehensive income:
Net income				34,699				34,699
Other comprehensive income(loss), net of tax:
Minimum pension liability adjustment					(8,206)			(8,206)
Unrealized gain on marketable securities					325			325

Comprehensive income								26,818

Issuance of common stock grants			841					841
Common stock options exercised	1		4,090					4,091
Conversion of Class B common stock to common stock	2	(2)
Common stock issued under Employee Stock Purchase Plan			904					904
Tax benefit from stock options exercised			328					328
Cash dividends declared $0.70 per Share of common and Class B common				(14,886)				(14,886)
			250				(250)
Amortization of Restricted Stock							62	62
Retirement of Treasury Stock	(5)	(11)	(62,123)			62,139
Purchase of treasury stock						(157)		(157)

Balances at December 31, 2002	95	118	374,937	450,653	(10,363)	(14)	(208)	815,218
Comprehensive income:
Net income				42,177				42,177
Other comprehensive income(loss), net of tax:
Minimum pension liability adjustment					311			311
Unrealized (loss) on marketable securities					(99)			(99)

Comprehensive income								42,389

Issuance of common stock grants			1,187					1,187
Common stock options exercised	2		6,583					6,585
Common stock issued under Employee Stock Purchase Plan			922					922
Tax benefit from stock options exercised			462					462
Cash dividends declared $0.72 per Share of common and Class B common				(15,393)				(15,393)
Restricted Stock Grant			200				(200)
Amortization of Restricted Stock							105	105
Purchase of treasury stock						(31)		(31)

Balances at December 31, 2003	$97	$118	$384,291	$477,437	$(10,151)	$(45)	$(303)	$851,444

(Continued)

See accompanying notes to consolidated financial statements.

PULITZER INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

			Class B Common
	Common Stock		Stock

		Held in		Held in
	Issued	Treasury	Issued	Treasury

	(In thousands)
Share Activity:
Balances at January 1, 2001	9,415	(528)	13,266	(1,000)
Common stock options exercised	44
Conversion of Class B common stock to common stock	207		(207)
Common stock issued under Employee Stock Purchase Plan	14
Purchase of treasury stock		(1)

Balances at December 31, 2001	9,680	(529)	13,059	(1,000)
Common stock options exercised	100
Conversion of Class B common stock to common stock	224		(224)
Common stock issued under Employee Stock Purchase Plan	20
Restricted Stock Grant	6
Retirement of treasury stock	(532)	532	(1,000)	1,000
Purchase of treasury stock		(3)

Balances at December 31, 2002	9,498	0	11,835	0
Common stock options exercised	159
Common stock issued under Employee Stock Purchase Plans	21
Restricted Stock Grant	4
Purchase of treasury stock		(1)

Balances at December 31, 2003	9,682	(1)	11,835	0

(Concluded)

See accompanying notes to consolidated financial statements.

PULITZER INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,

	2003	2002	2001

	(In thousands)
CONTINUING OPERATIONS
CASH FLOWS FROM OPERATING ACTIVITIES:
Income from continuing operations	$42,177	$34,699	$12,286
Adjustments to reconcile income from continuing operations to net cash provided by operating activities:
Depreciation	14,613	14,286	14,330
Amortization	4,522	4,433	26,178
Stock-based compensation	1,292	903	847
Deferred income taxes	22,249	23,256	8,361
Gain on sale of assets	(502)	(1,100)	(602)
Net loss on investments	1,790	9,091	5,607
Changes in assets and liabilities (net of the effects of the purchase of properties) which provided (used) cash:
Trade accounts receivable	(664)	(1,738)	969
Inventory	(1,398)	(1,041)	209
Other assets	(4,542)	3,162	(6,246)
Trade accounts payable and other liabilities	8,172	5,206	8,832
Income taxes (receivable)/payable	(7,033)	7,065	(4,722)

NET CASH FROM OPERATING ACTIVITIES	80,676	98,222	66,049

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(12,526)	(25,124)	(13,856)
Purchases of newspaper properties and routes, net of cash acquired	(17,424)	(9,117)	(41,130)
Acquisition payable		(9,707)
Purchases of marketable securities	(335,554)	(218,118)	(19,824)
Sales of marketable securities	298,501	106,256	145,968
Cash received from gain on investment	825
Investment in joint ventures and limited partnerships	(1,584)	(1,689)	(4,778)
Increase in restricted cash and investments	(15,000)	(15,000)	(15,000)
Discretionary funding of retirement obligations	(43,962)	(28,097)
Decrease (increase) in notes receivable		200	(170)

NET CASH FROM INVESTING ACTIVITIES	(126,724)	(200,396)	51,210

CASH FLOWS FROM FINANCING ACTIVITIES:
Dividends paid	(15,393)	(14,886)	(14,402)
Proceeds from exercise of stock options	6,585	4,091	1,788
Proceeds from employee stock purchase plan	922	904	658
Purchase of treasury stock	(31)	(157)	(44)

NET CASH FROM FINANCING ACTIVITIES	(7,917)	(10,048)	(12,000)

CASH FROM CONTINUING OPERATIONS	(53,965)	(112,222)	105,259

(Continued)

PULITZER INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,

	2003	2002	2001

DISCONTINUED OPERATIONS
Operating activities			1,532
Investing activities:
Capital expenditures			(15)
Sale of properties			19,516

CASH FROM DISCONTINUED OPERATIONS			21,033

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(53,965)	(112,222)	126,292
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	81,517	193,739	67,447

CASH AND CASH EQUIVALENTS AT END OF YEAR	$27,552	$81,517	$193,739

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid (received) during the year for:
Interest paid	$20,706	$21,586	$24,634
Interest received	(4,082)	(3,605)	(9,161)
Income taxes	10,941	2,003	3,914
Income tax refunds	(968)	(9,897)	(2,896)
SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND FINANCING ACTIVITIES:
Issuance of restricted stock grants and restricted stock units	(2,271)	(1,130)	(1,350)
Retirement of treasury stock		(62,139)

      (Concluded)

See accompanying notes to consolidated financial statements.

PULITZER INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2003, 2002 AND 2001

1.	BASIS OF PRESENTATION

      The consolidated financial statements reflect the results of Pulitzer Inc. and its subsidiaries and affiliated entities (collectively, the “Company”) newspaper publishing and new-media operations located in 14 United States markets.

      The Company’s newspaper holdings include operations in St. Louis, Missouri, where the St. Louis Post-Dispatch LLC (“PD LLC”) publishes the St. Louis Post-Dispatch (the “Post-Dispatch”) and Suburban Journals of Greater St. Louis LLC publishes the Suburban Journals, and in Tucson, Arizona, where Star Publishing Company (“Star Publishing”) publishes the Arizona Daily Star (the “Star”). In Tucson, Star Publishing shares, on an equal basis, the combined results of the Star and the Tucson Citizen (the “Citizen”), published by Gannett Co., Inc. (“Gannett”).

      Pulitzer Newspapers, Inc. and its subsidiaries (the “PNI Group”) publish 12 dailies that serve markets in the Midwest, Southwest and West, and more than 65 weekly newspapers, shoppers and niche publications.

      Pulitzer Inc. was capitalized on March 18, 1999 with approximately $550.0 million in cash and all the other assets (other than broadcast assets) of Pulitzer Publishing Company (“Old Pulitzer”) as a result of the Spin-off (as defined below) and is now operating the principal newspaper publishing and related new-media businesses formerly operated by Old Pulitzer (including its subsidiaries) and certain other newspapers acquired since the Broadcast Transaction (as defined below). Pulitzer Inc. was organized as a corporation in 1998 and, prior to the Spin-off, was a wholly owned subsidiary of Old Pulitzer. Prior to the Broadcast Transaction, Old Pulitzer was engaged in newspaper publishing and television and radio broadcasting.

      Pursuant to an Amended and Restated Agreement and Plan of Merger, dated as of May 25, 1998 (the “Merger Agreement”), by and among Old Pulitzer, Pulitzer Inc. and Hearst-Argyle Television, Inc. (“Hearst-Argyle”) on March 18, 1999, Hearst-Argyle acquired, through the merger (the “Merger”) of Old Pulitzer with and into Hearst-Argyle, Old Pulitzer’s television and radio broadcasting operations (collectively, the “Broadcasting Business”) in exchange for the issuance to Old Pulitzer’s stockholders of 37,096,774 shares of Hearst-Argyle’s Series A common stock. Old Pulitzer’s Broadcasting Business consisted of nine network-affiliated television stations and five radio stations owned and operated by Pulitzer Broadcasting Company and its wholly owned subsidiaries. Prior to the Merger, Old Pulitzer’s newspaper publishing and related new media businesses were contributed to the Company in a tax-free “spin-off” to Old Pulitzer stockholders (the “Spin-off”). The Merger and Spin-off are collectively referred to as the “Broadcast Transaction.”

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

      Basis of Consolidation — The consolidated financial statements include the accounts of Pulitzer Inc and its subsidiary companies, all of which are wholly-owned except for Pulitzer Inc.’s (including another subsidiary) 95 percent interest in the results of operations of the PD LLC and STL Distribution Services LLC (“DS LLC”), a distribution company serving the St. Louis market (see Note 4). All significant intercompany transactions have been eliminated from the consolidated financial statements.

      Revenue Recognition — Advertising revenue is recognized when ads are published. Circulation revenue is recognized when the newspaper is delivered to the customer. Other revenue is recognized when the product or service has been delivered.

      Fiscal Year — The Company’s fiscal year ends on the last Sunday of the calendar year. For 2003, the Company’s fiscal year began on December 30, 2002 and ended on December 28, 2003. In 2003, 2002 and 2001, the fourth quarter was 13 weeks and the year was 52 weeks. For ease of presentation, the Company has presented December 31 as the year-end for each of the last three fiscal years.

PULITZER INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2003, 2002 AND 2001 — (Continued)

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES — Continued

      Cash Equivalents — For purposes of reporting cash flows, the Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

      Marketable Securities — Marketable securities consist of fixed income securities, including, but not limited to, debt securities issued by the U.S. government and related agencies, municipal securities, corporate securities and various asset-backed securities. Marketable securities are recorded at fair value with unrealized gains and losses reported, net of tax, as a component of other comprehensive income. The basis of cost used in determining realized gains and losses is specific identification. The fair value of all securities is determined by quoted market prices. All of the Company’s marketable securities represent “available-for-sale” securities as defined by the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 115.

      Accounts receivable — The Company evaluates its allowances for uncollectable trade accounts receivable based on customers’ credit history, payment trends, and other economic factors.

      Inventory Valuation — Inventory, which consists primarily of newsprint, is stated at the lower of cost or market. In the first quarter of fiscal 2002, the Company changed its method of determining the cost of newsprint inventories from the last-in, first-out (“LIFO”) method to the first-in, first-out (“FIFO”) method. The Company believes that the FIFO method better measures the current value of such inventories and provides a more appropriate matching of revenues and expenses. The effect of this change was immaterial to the consolidated financial results of the prior reporting periods of the Company and, therefore, did not require retroactive restatement of the results for those periods. Ink and other miscellaneous supplies are generally expensed as purchased.

      Property and Depreciation — Property is recorded at cost. Depreciation is computed using the straight-line method over the estimated useful lives of the individual assets. The Company depreciates buildings over 15 to 35 years and all other property over lives ranging from 3 to 15 years.

      Intangible Assets Other Than Goodwill — Intangible assets other than goodwill are amortized over lives ranging from 4 to 23 years. In addition, the intangible asset relating to the Company’s additional minimum pension liability under SFAS No. 87 is adjusted annually, as necessary, when a new determination of the amount of the additional minimum pension liability is made.

      Long-Lived Assets — The Company considers the possible impairment of its properties and intangible assets whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Management periodically evaluates the recoverability of long-lived assets by reviewing the current and projected cash flows of each of its properties. If a permanent impairment were deemed to exist, any write-down would be charged to operations. For the periods presented, there has been no impairment.

      Employee Benefit Plans — The Company and its subsidiaries have several noncontributory defined benefit pension plans covering a significant portion of their employees. Benefits under the plans are generally based on salary and years of service. The Company’s liability and related expense for benefits under the plans are recorded over the service period of active employees based upon annual actuarial calculations. Plan funding strategies are influenced by tax regulations. Plan assets consist primarily of domestic and foreign corporate equity securities, government and corporate bonds, and cash.

      The Company provides retiree medical and life insurance benefits under varying postretirement plans at several of its operating locations. In addition, the Company provides postemployment disability benefits to certain employee groups prior to retirement at the Post-Dispatch. The Company’s liability and related expense for benefits under the postretirement plans are recorded over the service period of active employees based upon annual actuarial calculations. The Company accrues postemployment disability benefits when it becomes

PULITZER INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2003, 2002 AND 2001 — (Continued)

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES — Continued

probable that such benefits will be paid and when sufficient information exists to make reasonable estimates of the amounts to be paid.

      Income Taxes — Deferred tax assets and liabilities are recorded for the expected future tax consequences of events that have been included in either the financial statements or tax returns of the Company. Under this asset and liability approach, deferred tax assets and liabilities are determined based on temporary differences between the financial statement and tax bases of assets and liabilities by applying expected tax rates applicable to future years in which the differences are expected to reverse.

      Stock-Based Compensation Plans — The Company applies the provisions of Accounting Principles Board Opinion No. 25 (“APB 25”), Accounting for Stock Issued to Employees, and related interpretations to account for its employee stock option plans. As a consequence, compensation expense is not recorded by the Company for the issuance of stock options or for shares purchased under the employee stock purchase plans.

      Earnings Per Share of Stock — Basic earnings per share of stock are computed using the weighted average number of common and Class B common shares outstanding during the applicable period. Diluted earnings per share of stock are computed using the weighted average number of common and Class B common shares outstanding and common stock equivalents (see Note 16).

      Segment Information — The Company aggregates its St. Louis operations and its PNI Group operations into one reportable segment, publishing.

      Derivative Instruments and Hedging Activities — In June 1998 the Financial Accounting Standards Board (“FASB”) issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, which after being amended by SFAS Nos. 137 and 138, was effective for fiscal years beginning after June 15, 2000. SFAS No. 133 establishes accounting and reporting standards for derivative instruments including certain derivative instruments embedded in other contracts and hedging activities. The Company recorded no transition adjustment upon adoption of SFAS No. 133 on January 1, 2001.

      In December 2001 and August 2003 the Company executed fixed-to-floating interest rate swap contracts in the current combined amount of $150.0 million. The swap contracts mature with the Company’s debt on April 28, 2009. The Company accounts for all swaps as fair value hedges and employs the short cut method. These interest rate swap contracts have the effect of converting the interest cost for $150.0 million of the Company’s debt from fixed rate to variable rate. As of December 28, 2003, approximately 49 percent of the Company’s long-term interest cost is subject to variable rates.

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

      New Accounting Pronouncements — In July 2001 FASB issued SFAS No. 141, Business Combinations (“SFAS No. 141”), and SFAS No. 142, Goodwill and Other Intangible Assets (“SFAS No. 142”). SFAS No. 141 requires that all business combinations be accounted for under the purchase method. The statement further requires separate recognition of intangible assets that meet certain criteria. The statement applies to all business combinations initiated after June 30, 2001. The adoption of SFAS No. 141 did not have a material impact on the consolidated results of operations, financial position or liquidity of the Company.

      In 2002 the Company adopted SFAS No. 142, which requires an intangible asset that is acquired to be initially recognized and measured based on its fair value. The statement also provides that goodwill and other

PULITZER INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2003, 2002 AND 2001 — (Continued)

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES — Continued

indefinite-lived intangible assets should not be amortized, but shall be tested for impairment annually, or more frequently if circumstances indicate potential impairment, through a comparison of fair value to their carrying amount.

      SFAS No. 142, among other things, eliminates the amortization of goodwill and certain identified intangible assets. The Company tests intangible assets, including goodwill, that are not subject to amortization for impairment annually, or more frequently if events or changes in circumstances indicate that the assets might be impaired, using a two step impairment assessment. The first step of the impairment test identifies potential impairment and compares the fair value with their carrying amount, including goodwill. The Company evaluates impairment at each of its St. Louis, PNI, and Tucson reporting units. If the fair value exceeds the carrying amount, goodwill is not considered impaired, and the second step of the impairment test is not necessary. If the carrying amount exceeds the fair value, the second step of the impairment test shall be performed to measure the amount of impairment loss, if any. In accordance with the provisions of SFAS No. 142, the Company conducted the first step of impairment tests as of the beginning of its 2002 fiscal year. The Company assessed the fair value by considering each reporting unit’s expected future cash flows; recent purchase prices paid for entities within its industry, and the Company’s market capitalization. The Company’s discounted cash flow evaluation utilizes a discount rate that corresponds to the Company’s weighted average cost of capital. Given consideration of these factors, the Company concluded that the fair value of each reporting unit exceeded the carrying amounts of its net assets and, accordingly, no impairment loss was recognized. Subsequent annual impairment tests indicate that the fair value of the reporting units continue to exceed their carrying amounts. Subsequent impairments, if any, would be classified as an operating expense.

      Upon adoption of SFAS No. 142, the transition provisions of SFAS No. 141 also became effective. These transition provisions specify criteria for determining whether an acquired intangible asset should be recognized separately from goodwill. Intangible assets that meet certain criteria will qualify for recording on the balance sheet and will be amortized in the income statement. Such intangible assets will be subject to a periodic impairment test based on estimated fair value. At the beginning of the Company’s 2002 fiscal year, in accordance with the provisions of SFAS No. 142, the Company reclassified the net carrying value of certain intangible assets in the amount of $41.0 million to goodwill (See Note 6).

      In 2001 the Company early adopted SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (“SFAS No. 144”). In accordance with the provisions of SFAS No. 144, the operations and related gains and losses on properties sold in 2001 have been presented as discontinued operations in the accompanying consolidated statements of income.

      In June 2002 FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities (“SFAS 146”), which requires that a liability for a cost associated with exit or disposal activities be recognized and measured initially at fair value in the period in which the liability is incurred. SFAS 146 is effective for exit or disposal activities initiated after December 31, 2002. The adoption of SFAS No. 146 did not have a material impact on the Company’s consolidated financial condition or results of operations.

      In December 2002 the FASB issued SFAS No. 148, Accounting for Stock-Based Compensation — Transition and Disclosure. This pronouncement amends SFAS No. 123 to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this statement amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements for fiscal years ending December 15, 2002 and for interim periods beginning after December 15, 2002, respectively, about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The adoption of

PULITZER INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2003, 2002 AND 2001 — (Continued)

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES — Continued

SFAS No. 148 did not have a material impact on the Company’s consolidated financial condition or results of operations.

      In April 2003 FASB issued SFAS No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities (“SFAS No. 149”). SFAS No. 149 amends and clarifies financial accounting and reporting for derivative instruments and for hedging activities under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. SFAS No. 149 is effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. The Company’s adoption of SFAS No. 149 did not have a material impact on the consolidated financial statements.

      In May 2003 FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity (“SFAS No. 150”). SFAS No. 150 established standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. SFAS No. 150 was effective for financial instruments entered into or modified after May 31, 2003, and otherwise was effective at the beginning of the first interim period beginning after June 15, 2003. The Company adopted certain provisions of SFAS No. 150 during 2003 which did not have a material impact on the Company’s consolidated financial condition or results of operations.

      On November 7, 2003, the FASB issued Staff Position 150-3, which deferred indefinitely the application of those provisions of SFAS No. 150 associated with the redemption of non-controlling interests in limited life entities. The provisions, as previously written, would have applied to Herald’s five percent interest in the results of operations of PD LLC and DS LLC (See note 4). Accordingly, the Company presents its consolidated results of operations, financial position, and cash flows absent any potential impact of the deferred provisions of SFAS No. 150. The Company cannot predict and, accordingly, is not able to determine what the ultimate impact on the Company’s consolidated financial statements, if any, might be from future FASB action concerning SFAS No. 150.

      In November 2002 FASB issued Financial Interpretation (“FIN”) No. 45, Guarantors Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others. FIN No. 45 requires a guarantor to recognize, at the inception of the guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. It also provides additional guidance on the disclosure of the guarantees. The recognition and measurement provisions are effective for guarantees made or modified after December 31, 2002. The disclosure provisions are effective for fiscal periods ending after December 15, 2002. The Company’s adoption of the measurement provisions of FIN No. 45 did not have a material impact on the consolidated financial statements.

      In January 2003 FASB issued FIN No. 46, Consolidation of Variable Interest Entities. FIN No. 46 provides guidance surrounding consolidation based on controlling financial interest and provides new quantitative guidelines to various variable interest entities as defined in the statement. The interpretation applies immediately to variable interest entities created after January 31, 2003, and in the first fiscal year or interim period beginning after June 15, 2003 to variable interest entities acquired before February 1, 2003. In December 2003, FASB issued FIN No. 46R to clarify certain provisions of FIN No. 46. Application of FIN No. 46R is required for public entities that have interests in structures commonly referred to as special-purpose entities for periods ending after December 15, 2003. Application by public entities for all other types of variable interest entities is required for periods ending after March 15, 2004. The Company adopted the appropriate provisions of FIN No. 46 and No. 46R during 2003, which did not have a material impact on the consolidated financial statements. The Company does not believe it will be required to consolidate or disclose any information related to variable interest entities.

PULITZER INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2003, 2002 AND 2001 — (Continued)

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES — Continued

      In December 2003, the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the “Act”), was signed into law. The Act introduced a prescription drug benefit under Medicare (Medicare Part D) and a federal subsidy to sponsors of retiree health care benefit plans that provide a benefit that is at least actuarially equivalent (as that term is defined in the Act) to Medicare Part D. At present, detailed regulations necessary to implement the Act have not been issued. Additionally, certain accounting issues raised by the Act are not explicitly addressed in existing accounting literature, such as FASB Statement No. 106, Employers’ Accounting for Postretirement Benefits Other than Pensions. FASB Staff Position 106-1, Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (“FSP 106-1”), which is effective for interim or annual financial statements for fiscal years which ended after December 7, 2003, permits a sponsor of a postretirement health care plan that provides a prescription drug benefit to make a one-time election to defer accounting for the effects of the Act. As the Company uses a September 30, 2003 measurement date and the Act was enacted after the measurement date, the Company will be eligible to make the one time election to defer or adopt the provisions of FSP 106-1 during the quarter ended March 31, 2004. Accordingly, the Company’s measures of the accumulated postretirement benefit obligation ( the “APBO”) or net periodic postretirement benefit cost in the accompanying financial statements and footnotes do not reflect the effects of the Act on the plan. Based upon information currently available including the current provisions of the Company’s plans, management believes the potential impact of adopting the Act will decrease the APBO by approximately $12 million and result in an annual benefit approximating $1.5 million. Specific authoritative guidance on the accounting for the federal subsidy is pending and that guidance, when issued, could require the sponsor to change previously reported information.

      Use of Estimates — The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of revenues and expenses during the reporting period. Actual results may differ from those estimates

      Reclassifications — Certain reclassifications have been made to the 2002 and 2001 consolidated financial statements to conform to the 2003 presentation.

3.	STOCK-BASED EMPLOYEE COMPENSATION PLANS

      At December 31, 2003, the Company has two stock-based employee compensation plans, which are described more fully in Note 15. The Company accounts for those plans under the recognition and measurement principals of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations. Stock-based employee compensation cost associated with restricted stock grants and restricted stock awards is reflected in income for 2003, 2002 and 2001. No stock-based employee compensation cost is reflected in net income for stock option plans as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition

PULITZER INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2003, 2002 AND 2001 — (Continued)

3.	STOCK-BASED EMPLOYEE COMPENSATION PLANS — Continued

provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation (“SFAS No. 123”), to stock-based employee compensation.

	Year Ended December 31,

	2003	2002	2001

	(In thousands, except earnings per
	share)
Net income, as reported	$42,177	$34,699	$10,662
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	808	549	508
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effect	(4,949)	(5,136)	(4,865)

Pro forma net income	$38,036	$30,112	$6,305

Pro forma earnings per share:
Basic — as reported	$1.97	$1.63	$0.50
Basic — pro forma	$1.78	$1.42	$0.30
Pro forma earnings per share:
Diluted — as reported	$1.95	$1.62	$0.50
Diluted — pro forma	$1.76	$1.40	$0.30

      As required by SFAS No. 123, the Company has estimated the fair value of its option grants by using the binomial options pricing model with the following assumptions:

	Year Ended
	December 31,

	2003	2002	2001

Expected life (years)	7	7	7
Risk-free interest rate	3.5%	4.5%	5.0%
Volatility	21.3%	27.0%	21.0%
Dividend yield	1.5%	1.5%	1.4%

4.	AGENCY AGREEMENTS

PD LLC Operating Agreement

      On May 1, 2000, Pulitzer Inc. and The Herald Company, Inc. (“Herald”) completed the transfer of their respective interests in the assets and operations of the Post-Dispatch and certain related businesses to a new joint venture (the “Venture”), known as PD LLC. Pulitzer Inc. is the managing member of PD LLC. Under the terms of the operating agreement governing PD LLC (the “Operating Agreement”), Pulitzer Inc. and one of its subsidiaries hold a 95 percent interest in the results of operations of PD LLC and Herald holds a 5 percent interest. Herald’s 5 percent interest is reported as “Minority Interest in Net Earnings of Subsidiary” in the consolidated statements of income. Also, under the terms of the Operating Agreement, Herald received on May 1, 2000 a cash distribution of $306.0 million from PD LLC (the “Initial Distribution”). This distribution was financed by a $306.0 million borrowing by PD LLC (the “Loan”). Pulitzer Inc.’s entry into the Venture was treated as a purchase for accounting purposes.

      During the first ten years of its term, PD LLC is restricted from making distributions (except under specified circumstances), capital expenditures and member loan repayments unless it has set aside out of its cash flow a reserve equal to the product of $15.0 million and the number of years since May 1, 2000, but not in

PULITZER INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2003, 2002 AND 2001 — (Continued)

4.	AGENCY AGREEMENTS — Continued

excess of $150.0 million (the “Reserve”). PD LLC is not required to maintain the Reserve after May 1, 2010. On May 1, 2010, Herald will have a one-time right to require PD LLC to redeem Herald’s interest in PD LLC, together with Herald’s interest, if any, in another limited liability company in which Pulitzer Inc. is the managing member and which is engaged in the business of delivering publications and products in the greater St. Louis metropolitan area (“DS LLC”). The May 1, 2010 redemption price for Herald’s interest will be determined pursuant to a formula yielding an amount which will result in the present value to May 1, 2000 of the after-tax cash flows to Herald (based on certain assumptions) from PD LLC, including the Initial Distribution and the special distribution described below, if any, and from DS LLC, being equal to $275.0 million. In the event that PD LLC has an increase in the tax basis of its assets as a result of Herald’s recognizing taxable income from certain transactions effected under the agreement governing the contributions of Pulitzer Inc. and one of its subsidiaries and Herald to PD LLC and the Operating Agreement or from the transactions effected in connection with the organization of DS LLC, Herald generally will be entitled to receive a special distribution from PD LLC in an amount that corresponds, approximately, to the present value of the after-tax benefit to the members of PD LLC of the tax basis increase. Upon the termination of PD LLC and DS LLC, which will be on May 1, 2015 (unless Herald exercises the redemption right described above), Herald will be entitled to the liquidation value of its interests in PD LLC and DS LLC, to be paid in cash by Pulitzer Inc. That amount will be equal to the amount of Herald’s capital accounts, after allocating the gain or loss that would result from a cash sale of PD LLC and DS LLC’s assets for their fair market value at that time. Herald’s share of such gain or loss generally will be 5 percent, but will be reduced (but not below 1 percent) to the extent that the present value to May 1, 2000 of the after-tax cash flows to Herald from PD LLC and from DS LLC, including the Initial Distribution, the special distribution described above, if any, and the liquidation amount (based on certain assumptions), exceeds $325.0 million.

      The actual amount payable to Herald either on May 1, 2010 or upon the termination of PD LLC and DS LLC on May 1, 2015 will depend on such variables as future cash flows, the amounts of any distributions to Herald prior to such payment, PD LLC and DS LLC’s rate of growth and market valuations of newspaper properties. While the amount of such payment cannot be predicted with certainty, Pulitzer Inc. currently estimates (assuming a 5 percent annual growth rate in Herald’s capital accounts, no special distribution as described above and consistent newspaper property valuation multiples) that the amount of such payment would not exceed $100 million. Pulitzer Inc. further believes that it will be able to finance such payment either from available cash reserves or with the proceeds of a debt issuance.

      Prior to May 1, 2000, the operations of the Post-Dispatch and certain related businesses, referred to as the “St. Louis Agency”, were governed by the St. Louis Agency Agreement dated March 1, 1961, as amended, between Pulitzer Inc. and Herald. Under that agreement, Pulitzer Inc. and Herald generally shared the operating profits and losses, as well as capital expenditures of the Post-Dispatch, on a 50-50 basis.

TNI Partners

      In Tucson, Arizona, a separate partnership, TNI Partners, (“TNI”), acting as agent for the Star Publishing and Gannett, is responsible for printing, delivery, advertising, and circulation of the Star and the Citizen. TNI collects all of the receipts and income relating to the Star and the Citizen and pays all operating expenses incident to the partnership’s operations and publication of the newspapers. Each newspaper is solely responsible for its own news and editorial content. Net income or net loss of TNI is allocated equally to the Star Publishing and Gannett. The Company’s 50 percent share of TNI’s operating results is reported as “Equity in earnings of Tucson newspaper partnership” in the accompanying consolidated statements of income.

PULITZER INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2003, 2002 AND 2001 — (Continued)

4.	AGENCY AGREEMENTS — Continued

      Summarized financial information for TNI is as follows:

	Year Ended Dec. 31,

	2003	2002

	(In thousands)
Current assets	$15,935	$17,102
Current liabilities	$9,315	$8,582
Partners’ equity	$6,620	$8,520

	Year Ended December 31,

	2003	2002	2001

	(In thousands)
Operating revenues	$106,807	$104,578	$106,368
Operating income	$32,128	$35,488	$35,008
Company’s share of operating income before depreciation, amortization, and general and administrative expenses(1)	$16,064	$17,744	$17,504

(1)	The Company’s share of Star depreciation, amortization, and general and administrative expenses are reported as operating expenses on the Company’s consolidated statements of income. In aggregate, these amounts totaled $2.3 million per year for 2003, 2002 and 2001.

5.	DISCONTINUED OPERATIONS

      The Company did not sell any newspaper operations or other businesses in 2003 or 2002 and, as a result, did not report any gains or losses from discontinued operations during 2003 and 2002. In 2001 the Company recorded a net loss of $1.6 million related to the operation and sale of the newspapers located in Troy, Ohio, and Petaluma, California, and the operation and sale of the St. Louis Internet Access Provider (“ISP”) business (the “Sale Transactions”) and are presented as discontinued operations in the accompanying consolidated statements of income.

      The net income/(loss) from discontinued operations, without allocation of any general corporate expense, is reflected in the consolidated statements of income as “Income (Loss) from Discontinued Operations, Net of Tax” and is summarized as follows:

Year Ended
December 31, 2001

(In thousands)
Operating revenues	$2,466
Operating expenses	3,211

Operating loss	(745)
Interest expense	0
Loss on sale of assets	(2,671)

Loss before income taxes	(3,416)
Income tax benefit	1,792

Net loss	$(1,624)

PULITZER INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2003, 2002 AND 2001 — (Continued)

6.	GOODWILL AND OTHER INTANGIBLE ASSETS

      On December 31, 2001, the Company adopted SFAS No. 142 and the transition provisions of SFAS No. 141, as discussed in more detail in Note 2. As a result, the Company ceased amortizing goodwill and reclassified the December 31, 2001, carrying value of certain intangible assets to goodwill. Changes in the carrying amounts of goodwill and intangible assets for the Company for the year ended December 31, 2003 and 2002, were as follows:

		Intangible
	Goodwill	Assets

	(In thousands)
Balance at December 31, 2001	$747,571	$83,268
Intangible assets reclassified to goodwill	41,034	(41,034)
Additions during the period	9,114	404
Amortization expense	—	(4,428)

Balance at December 31, 2002	$797,719	$38,210

		Intangible
	Goodwill	Assets

	(In thousands)
Balance at December 31, 2002	$797,719	$38,210
Additions during the period	13,690	3,529
Amortization expense	—	(4,522)

Balance at December 31, 2003	$811,409	$37,217

      As required by SFAS No. 142, the results for the prior years have not been restated. The reconciliation of reported net income and earnings per share to adjusted net income for the full year ended December 31, 2001, was as follows:

(In thousands, except share data)
Reported net income	$10,662
Add back: goodwill amortization	13,680
Add back: intangible asset amortization reclassed to goodwill	1,033

Adjusted net income	$25,375

Basic EPS:
Reported net income per share	$0.50
Add back: goodwill amortization	0.65
Add back: intangible asset amortization reclassed to goodwill	0.05

Adjusted net income per basic share	$1.20

Diluted EPS:
Reported net income per share	$0.50
Add back: goodwill amortization	0.64
Add back: intangible asset amortization reclassed to goodwill	0.05

Adjusted net income per diluted share	$1.19

PULITZER INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2003, 2002 AND 2001 — (Continued)

6.	GOODWILL AND OTHER INTANGIBLE ASSETS — Continued

      Other intangible assets at December 31, 2003 and December 31, 2002 were as follows:

		Accumulated	Net
	Cost	Amortization	Cost

	(In thousands)
December 31, 2003
Other intangible assets:
Advertising base	$33,552	$7,487	$26,065
Subscriber lists	23,300	14,040	9,260
Long-term pension asset	1,260		1,260
Non-compete agreements and other	5,341	4,709	632

Total other intangible assets	$63,453	$26,236	$37,217

December 31, 2002
Other intangible assets:
Advertising base	$31,816	$5,928	$25,888
Subscriber lists	22,024	11,387	10,637
Long-term pension asset	996		996
Non-compete agreements and other	5,088	4,399	689

Total other intangible assets	$59,924	$21,714	$38,210

      Pretax amortization expense of other intangible assets for the year ended December 31, 2003, was $4.5 million, and over the next five years is estimated to be: $4.7 million for 2004, $4.6 million for 2005, $4.4 million for 2006, $2.4 million for 2007 and $1.9 million for 2008.

7.	ACQUISITION AND DISPOSITION OF PROPERTIES

      In 2003 Pulitzer Inc.’s subsidiaries acquired businesses, principally those focused on distribution operations in St. Louis, and weekly newspapers and niche publications that compliment the PNI Group’s daily newspaper operations in Provo, Utah; Napa, California; Coos Bay, Oregon; and Rhinelander, Wisconsin, for an aggregate price of approximately $17.4 million. In 2002 Pulitzer Inc. subsidiaries acquired businesses, principally St. Louis newspaper distribution businesses, totaling $9.1 million.

      In 2001 the Company recorded a pre-tax loss of $2.7 million related to the sale of newspapers located in Troy, Ohio and Petaluma, California, and the sale of the St. Louis ISP business (the “Sale Transactions”). These amounts are included in 2001 net income as a separate line, in combination with operating results for these businesses, as “Loss from Discontinued Operations, Net of Tax.”

      On January 31, 2001, the PNI Group acquired, in an asset purchase, The Lompoc Record, a daily newspaper located in Lompoc, California. In addition, during 2001, the PNI Group acquired several weekly newspapers (in separate transactions) that complement its daily newspapers in several markets. In 2001 the PD LLC also acquired several distribution businesses in St. Louis.

      Pro forma results for the 2003, 2002, and 2001 acquisitions have not been provided because the impact is not significant to the Company’s consolidated results of operations or financial position.

PULITZER INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2003, 2002 AND 2001 — (Continued)

8.	MARKETABLE SECURITIES

      Investments classified as available-for-sale securities at December 31, 2003 and 2002 consisted of the following:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
December 31, 2003:	Cost	Gains	Losses	Value

	(In thousands)
Debt securities issued by the U.S. Government and agencies	$153,697	$257	$(96)	$153,858
Corporate securities	31,467	141	(95)	31,513
Asset-backed and mortgage-backed Securities	15,371	162	(8)	15,525

Total investments(1)	$200,535	$560	$(199)	$200,896

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
December 31, 2002:	Cost	Gains	Losses	Value

	(In thousands)
Debt securities issued by the U.S. Government and agencies	$115,472	$417		$115,889
Corporate securities	19,415	99	$(3)	19,511
Asset-backed and mortgage-backed Securities	7,971	6		7,977

Total investments(1)	$142,858	$522	$(3)	$143,377

(1)	Fair value of investments includes $148.6 million and $52.3 million reported as marketable securities and restricted cash and investments, respectively, on the Company’s Consolidated Statements of Financial Position at December 31, 2003, and $112.9 million and $30.5 million at December 31, 2002.

      For the year ended December 31, 2003, proceeds from the sale of marketable securities were $298.5 million resulting in gross realized gains and losses of $550,000 and $48,000, respectively. In addition, net unrealized losses of $0.2 million, after tax, are included in accumulated other comprehensive income for the year ended December 31, 2003.

      For the year ended December 31, 2002, proceeds from sales of marketable securities were $106.3 million, resulting in gross realized gains and losses of $1.1 million and $38,000, respectively. In addition, net unrealized gains of $0.3 million, after tax, are included in accumulated other comprehensive income for the year ended December 31, 2002.

      The amortized cost and fair value of available-for-sale securities as of December 31, 2003 and 2002, by contractual maturity, are shown in the following tables. Contractual maturities may differ from actual maturities as borrowers may have the right to call or repay obligations with or without call or prepayment penalties. Asset-backed and mortgage-backed securities are not included in the maturity categories in the

PULITZER INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2003, 2002 AND 2001 — (Continued)

8.	MARKETABLE SECURITIES — Continued

following maturity summary, as actual maturities may differ from contractual maturities because the underlying mortgages may be called or prepaid without any penalties.

	Amortized
December 31, 2003:	Cost	Fair Value

	(In thousands)
Due in one year or less	$71,891	$71,950
Due after one year through five years	113,273	113,420
Asset-backed and mortgage-backed securities	15,371	15,526

Total investments	$200,535	$200,896

	Amortized
December 31, 2002:	Cost	Fair Value

	(In thousands)
Due in one year or less	$70,071	$70,100
Due after one year through five years	62,784	63,268
Due after five years through ten years	2,032	2,032
Asset-backed and mortgage-backed securities	7,971	7,977

Total investments	$142,858	$143,377

9.	FINANCING ARRANGEMENTS

      In connection with the Venture (see Note 4), on May 1, 2000, PD LLC borrowed $306.0 million (the “Loan”) from a group of institutional lenders (the “Lenders”) led by Prudential Capital Group, a division of The Prudential Insurance Company of America. The aggregate principal amount of the Loan is payable on April 28, 2009 and bears interest at an annual rate of 8.05 percent. The Loan is guaranteed by the Company pursuant to a Guaranty Agreement dated May 1, 2000 (“Guaranty Agreement”) with the Lenders. In turn, pursuant to an Indemnity Agreement dated May 1, 2000 (“Indemnity Agreement”) between Herald and Pulitzer Inc., Herald agreed to indemnify Pulitzer Inc. for any payments that Pulitzer Inc. may make under the Guaranty Agreement.

      The terms of the Loan contain certain covenants and conditions including the maintenance of cash flow and various other financial ratios, minimum net worth requirements and limitations on the incurrence of other debt. In addition, the Loan agreement and the Operating Agreement require that PD LLC maintain a minimum reserve balance, consisting of cash and investments in U.S. government securities, totaling approximately $54.8 million as of December 31, 2003. The Loan agreement and the Operating Agreement provide for a $3.75 million quarterly increase in the minimum reserve balance through May 1, 2010, when the amount will total $150.0 million.

      In December 2001 and August 2003 the Company executed fixed-to-floating interest rate swap contracts in the current combined amount of $150.0 million. The swap contracts mature with the Company’s debt on April 28, 2009. The Company accounts for all swaps as fair value hedges and employs the short cut method. These interest rate swap contracts have the effect of converting the interest cost for $150.0 million of the Company’s debt from fixed rate to variable rate. As of December 31, 2003, approximately 49 percent of the Company’s long-term interest cost is subject to variable rates.

      In October 2002 the Company terminated other swap contracts totaling $75.0 million, resulting in a net gain of $5.0 million. The Company initially recognized the $5.0 million cash receipt, representing the increased fair value of the long-term debt at the date of the swap terminations, as an increase in long-term

PULITZER INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2003, 2002 AND 2001 — (Continued)

9.	FINANCING ARRANGEMENTS — Continued

liabilities with subsequent, ratable amortization as a reduction of interest expense over the remaining life of the original interest rate swap contracts which would have expired on April 28, 2009.

      As of December 31, 2003, the fair value of the interest rate swaps represented an unrealized gain of $6.3 million, which was offset by an unrealized loss of $6.3 million on the related portion of the long-term debt.

10.	PENSION PLANS

      The Company and its subsidiaries have several funded and unfunded noncontributory defined benefit pension plans that together cover a significant portion of their employees. Benefits under the plans are generally based on salary and years of service. The Company’s liability and related expense for benefits under the plans are recorded over the service period of active employees based upon annual actuarial calculations. Plan funding strategies are influenced by tax regulations. Plan assets consist primarily of domestic and foreign corporate equity securities, government and corporate bonds, and cash.

      The Company uses a September 30 measurement date for all of its pension plan obligations.

      The pension cost components for the Company’s pension plans are as follows:

	Year Ended December 31,

	2003	2002	2001

	(In thousands)
Service cost for benefits earned during the year	$4,366	$4,228	$3,775
Interest cost on projected benefit obligation	9,293	9,127	9,043
Expected return on plan assets	(9,862)	(10,379)	(10,003)
Amortization of prior service cost	313	284	284
Amortization of transition obligation	55	318	181
Amortization of (gain)/loss	401	25	(494)
Cost for special termination benefits	128	127	380

Net periodic pension cost	$4,694	$3,730	$3,166

PULITZER INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2003, 2002 AND 2001 — (Continued)

10.	PENSION PLANS — Continued

	Dec. 31	Dec. 31
	2003	2002

	(In thousands)
Change in benefit obligation:
Benefit obligation at beginning of year	$147,224	$135,103
Service cost	4,366	4,228
Interest cost	9,293	9,127
Actuarial loss	7,499	7,556
Benefits paid	(8,767)	(8,917)
Plan amendments	559	0
Special termination benefits	128	127

Benefit obligation at end of year	160,302	147,224

Change in plan assets:
Fair value of plan assets at beginning of year	97,721	99,828
Actual gain (loss) on plan assets	18,067	(4,572)
Employer contributions	12,597	11,382
Benefits paid	(8,767)	(8,917)

Fair value of plan assets at end of year	119,618	97,721

Funded status — benefit obligation in excess of plan assets	40,684	49,503
Unrecognized net actuarial loss	(26,733)	(27,843)
Unrecognized prior service cost	(1,362)	(1,115)
Unrecognized transition obligation	0	(55)

Net amount recognized as of September 30, 2003 measurement date	12,589	20,490
Fourth quarter contribution	(23,988)	(476)
Net amount recognized	$(11,399)	$20,014

Amounts recognized in the Statement of Financial Position consist of:
Accrued benefit liability	$6,595	$38,044
Intangible asset (Note 6)	(1,260)	(996)
Accumulated other comprehensive income	(16,734)	(17,034)
Net amount recognized	$(11,399)	$20,014

      The projected benefit obligation, accumulated benefit obligation and fair value of plan assets for the pension plans with accumulated benefit obligations in excess of plan assets were $160.3 million, $149.9 million and $119.6 million, respectively, at September 30, 2003, and were $147.2 million, $136.1 million and $97.7 million, respectively, at September 30, 2002.

Additional Information

	Year Ended
	December 31,

	2003	2002

Increase/(decrease) in minimum liability included in other comprehensive income	$(311)	$8,206

PULITZER INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2003, 2002 AND 2001 — (Continued)

10.	PENSION PLANS — Continued

Assumptions

Weighed-average assumptions used to determine benefit obligations at December 31

	2003	2002

Discount rate	6.0%	6.5%
Rate of compensation increase	3.5%	3.75%

Weighed-average assumptions used to determine net periodic benefit cost for years ended December 31

	2003	2002	2001

Discount rate	6.5%	7.0%	7.5%
Expected long-term return on plan assets	8.5%	9.0%	8.5%
Rate of compensation increase	3.75%	4.0%	5.0%

      The assumptions related to the expected long-term return on plan assets were developed through an analysis of historical market returns, current market conditions, and the fund’s actual past experience in allocating among asset classes. The Company uses estimates for future market returns that are lower than actual long-term historical returns in order to reflect recent market activity and the potential that future returns may be lower than long-term historical trends would indicate.

Plan Assets

      The weighted-average asset allocation of the Company’s pension fund at December 31, 2003 and 2002, was as follows:

Asset Allocation versus Policy Allocation

		Allocation of
		Plan Assets
		at
		December 31

Asset Classes	Policy Allocation	2003	2002

Equities	65% to 70%	68%	67%
Bonds	35% to 30%	32%	33%
Total	100%	100%	100%

      The Pulitzer Statement of Investment Policy outlines the governance structure for decision making, sets investment objectives and restrictions, and establishes criteria for selecting and evaluating investment managers. The use of derivatives is strictly prohibited, except on a case-by-case basis where the manager has a proven capability, and only to hedge quantifiable risks such as exposure to foreign currencies. An Investment Committee, consisting of Company executives and supported by independent consultants, is responsible for monitoring compliance with the Investment Policy.

      The pension fund holds no Company securities (common stock or other), directly or through separate accounts.

PULITZER INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2003, 2002 AND 2001 — (Continued)

10.	PENSION PLANS — Continued

Cash Flows

Contributions

      Based on the Company forecast at December 31, 2003, the Company expects to contribute $1.4 million to the pension plan in 2004.

Estimated Future Benefit Payments

      The Company anticipates future benefit payments, which reflect future service, to be paid from the pension trust as follows:

Year	Pension Benefits

(In millions)
2004	$9.6
2005	9.6
2006	9.6
2007	9.7
2008	9.8
Years 2009-2013	$51.1

      Certain of the Company’s employees participate in multi-employer retirement plans sponsored by their respective unions. Amounts charged to operations, representing the Company’s required contributions to these plans, were approximately $0.8 million in both 2003 and 2002, and approximately $0.9 million in 2001. These amounts have been recognized as an operating expense.

      The Company also sponsors an employee savings plan under Section 401(k) of the Internal Revenue Code. This plan covers substantially all employees. Contributions by the Company amounted to approximately $2.1 million for 2003, 2002 and 2001.

11. POSTRETIREMENT AND POSTEMPLOYMENT BENEFITS

      The Company provides retiree medical and life insurance benefits under varying postretirement plans at several of its operating locations. The level and adjustment of participant contributions vary depending on the specific postretirement plan. In addition, the PD LLC provides postemployment disability benefits to certain employee groups prior to retirement at the Post-Dispatch. The Company’s liability and related expense for benefits under the postretirement plans are recorded over the service period of active employees based upon annual actuarial calculations. The Company accrues postemployment disability benefits when it becomes probable that such benefits will be paid and when sufficient information exists to make reasonable estimates of the amounts to be paid.

      The Company uses a September 30 measurement date for all of its postretirement plans.

PULITZER INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2003, 2002 AND 2001 — (Continued)

11. POSTRETIREMENT AND POSTEMPLOYMENT BENEFITS — Continued

      The net periodic postretirement benefit cost components for the Company’s postretirement plans are as follows:

	Year Ended December 31,

	2003	2002	2001

	(In thousands)
Service cost for benefits earned during the year	$2,327	$2,006	$1,732
Interest cost on projected benefit obligation	6,680	6,292	6,380
Expected return on plan assets	(766)	0	0
Amortization of prior service cost	10	(1,143)	(1,143)
Amortization of net gain	360	360	360

Net periodic postretirement benefit cost	$8,611	$7,515	$7,329

      For 2003, 2002 and 2001, the Company made postretirement benefit payments of $5.4 million, $5.9 million, and $5.3 million, respectively.

	Dec. 31	Dec. 31
	2003	2002

	(In thousands)
Benefit obligation at beginning of year	$106,378	$92,525
Service cost	2,327	2,006
Interest cost	6,680	6,292
Actuarial loss	13,225	11,326
Benefits paid	(5,518)	(5,771)

Benefit obligation at end of year	123,092	106,378
Change in Plan Assets:
Fair value of plan assets at beginning of year	14,472	0
Actual return on plan assets	651	472
Employer contributions	13,485	19,770
Benefits paid	(5,518)	(5,770)

Fair Value of Plan assets at end of year	23,090	14,472

Funded status	100,002	91,906
Unrecognized net actuarial loss	(29,701)	(16,065)
Unrecognized prior service cost	15	(652)

Net amount recognized as of 9/30/03 measurement date	70,316	75,189
Fourth quarter contribution	(12,743)	(10,669)

Net amount recognized — accrued benefit cost	$57,573	$64,520

PULITZER INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2003, 2002 AND 2001 — (Continued)

11. POSTRETIREMENT AND POSTEMPLOYMENT BENEFITS — Continued

Assumptions

Weighed-average assumptions used to determine benefit obligations at December 31

	2003	2002

Discount rate	6.0%	6.5%
Rate of Compensation increase	3.5%	3.75%

Weighed-average assumptions used to determine net periodic benefit cost for years ended December 31

	2003	2002	2001

Discount rate	6.5%	7.0%	7.5%
Expected long-term return on plan assets	4.0%	4.0%	N/A

      The assumptions related to the expected long-term return on plan assets were developed through an analysis of historical market returns and current market conditions. The Company uses estimates for future market returns that are lower than actual long-term historical returns in order to reflect recent market activity and the potential that future returns may be lower than long-term historical trends would indicate.

Assumed health care cost trend rates at December 31

	2003	2002

Health care cost trend rate assumed for next year
— Indemnity plans	13.0%	8.5%
— PPO plans	12.0%	7.5%
— HMO plans	10.0%	7.0%
Rate to which the cost trend rate is assumed to decline (the ultimate trend rate)	5.5%	5.5%
Year that the rate reaches the ultimate trend rate	2014	2012

      Administrative costs related to indemnity plans were assumed to increase at a constant annual rate of 6.0 percent for 2003, 2002 and 2001.

      Assumed health care cost trend rates have a significant effect on the amounts reported for the postretirement health care plans. A one-percentage-point change in assumed health care cost trend rates would have the following effects on reported amounts for 2003:

	Continuing Operations
	1-percentage-point

	Increase	Decrease

	(In thousands)
Effect on net periodic postretirement benefit cost	$1,467	$(1,163)
Effect on postretirement benefit obligation	$16,839	$(13,023)

PULITZER INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2003, 2002 AND 2001 — (Continued)

11. POSTRETIREMENT AND POSTEMPLOYMENT BENEFITS — Continued

Plan Assets

      The weighted-average asset allocation of the Company’s postretirement fund at December 31, 2003 and 2002, was as follows:

Asset Allocation versus Policy Allocation

		Allocation of
		Plan Assets at
		December 31,
	Policy
Asset Classes	Allocation	2003	2002

Equities	0%	0%	0%
Bonds	100%	100%	100%
Total	100%	100%	100%

      The Pulitzer Statement of Investment Policy outlines the governance structure for decision making, sets investment objectives and restrictions, and establishes criteria for selecting and evaluating investment managers. The use of derivatives is strictly prohibited, except on a case-by-case basis where the manager has a proven capability, and only to hedge quantifiable risks such as exposure to foreign currencies. An Investment Committee, consisting of Company executives and supported by independent consultants, is responsible for monitoring compliance with the Investment Policy.

      The postretirement fund holds no Company securities (common stock or other), directly or through separate accounts.

      The Company’s postemployment benefit obligation, representing certain disability benefits at the Post-Dispatch, was $3.7 million and $3.5 million at December 31, 2003 and 2002, respectively.

Cash Flows

Contributions

      Based on its forecast at December 31, 2003, the Company expects to contribute $6.5 million to its postretirement plans in 2004.

Estimated Future Benefit Payments

      The Company anticipates future benefit payments, which reflect future services, to be paid either with future contributions to the plan or directly from plan assets, as follows:

Year	Benefit Plans

(In millions)
2004	$6.5
2005	6.6
2006	7.0
2007	7.3
2008	7.6
Years 2009-2013	$41.8

      See Note 2 for a discussion of the effect which the 2003 Medicare Law may have on the liabilities and annual expenses associated with of the Company’s postemployment and postretirement benefit plans.

PULITZER INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2003, 2002 AND 2001 — (Continued)

12.	RELATED PARTY TRANSACTIONS

      The Company retained, and incurred costs for legal services provided by a law firm in which a director of the Company is a partner in the approximate amounts of $1.6 million, $1.1 million and $1.3 million in 2003, 2002 and 2001, respectively. The Company retained and compensated a financial advisory services firm, in which another director of the Company is an executive officer, in the approximate amount of $0.2 million per year in 2003, 2002 and 2001.

13.	INCOME TAXES

      Provisions for income taxes consist of the following for continuing operations:

	Continuing Operations Year Ended
	December 31,

	2003	2002	2001

	(In thousands)
Current:
Federal	$2,931	$(815)	$2,460
State and local	126	(70)	172
Deferred:
Federal	21,335	21,420	5,037
State and local	914	1,836	352

Total	$25,306	$22,371	$8,021

      Factors causing effective tax rates to differ from the statutory Federal income tax rate were:

	Continuing Operations			Discontinued Operations
	Year Ended December 31,			Year Ended December 31,

	2003	2002	2001	2001

Statutory rate	35%	35%	35%	(35)%
Amortization of intangibles			8	1
Book basis of goodwill in excess of tax				(14)
State and local income taxes and other	2	3	(5)	(4)

Total	37%	38%	38%	(52)%

PULITZER INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2003, 2002 AND 2001 — (Continued)

13.	INCOME TAXES — Continued

      The Company’s deferred tax assets and liabilities, net, which have been included in other assets or other liabilities in the consolidated statements of financial position, consisted of the following:

	December 31,	December 31,
	2003	2002

	(In thousands)
Deferred tax assets:
Pensions and employee benefits	$8,363	$13,822
Postretirement benefit costs	22,187	24,805
Other	3,715	3,868

Total	34,265	42,495
Deferred tax liabilities:
Depreciation	16,765	15,115
Amortization	44,232	31,932

Total	60,997	47,047

Net deferred tax liability	$(26,732)	$(4,552)

      The Company had no valuation allowance for deferred tax assets as of year-end 2003 and 2002.

14.	STOCKHOLDERS’ EQUITY

      Each share of Pulitzer Inc.’s common stock is entitled to one vote, and each share of Class B common stock is entitled to ten votes on all matters. As of December 31, 2003, holders of outstanding shares of Class B common stock represented 92.4 percent of the combined voting power of Pulitzer Inc., with holders of common stock representing the balance of the voting power. As of December 31, 2003, holders of approximately 95.5 percent of the outstanding shares of Class B common stock representing 88.3 percent of the combined voting power have deposited their shares in a voting trust (the “Voting Trust”). Each share of Class B common stock is convertible into one share of common stock at the holder’s option subject to the limitations imposed by the Voting Trust on the shares of Class B common stock deposited thereunder. The Voting Trust permits the conversion of the Class B common stock deposited in the Voting Trust into common stock in connection with certain permitted transfers, including, without limitation, sales which are exempt from the registration requirements of the Securities Act of 1933, as amended, sales which meet the volume and manner of sale requirements of Rule 144 promulgated thereunder and sales which are made pursuant to registered public offerings.

      The trustees generally hold all voting rights with respect to the shares of Class B common stock subject to the Voting Trust; however, in connection with certain matters, including any proposal for a merger, consolidation, recapitalization or dissolution of Pulitzer Inc. or disposition of all or substantially all its assets, the calling of a special meeting of stockholders and the removal of directors, the Trustees may not vote the shares deposited in the Voting Trust except in accordance with written instructions from the holders of the Voting Trust Certificates. The Voting Trust may be terminated with the written consent of holders of two-thirds in interest of all outstanding Voting Trust Certificates. Unless extended or terminated by the parties thereto, the Voting Trust expires on March 18, 2009.

      In 2003, 2002, and 2001 Pulitzer Inc. declared and paid cash dividends of $0.72, $0.70, and $0.68, respectively, per share of common stock and Class B common stock.

PULITZER INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2003, 2002 AND 2001 — (Continued)

14.	STOCKHOLDERS’ EQUITY — Continued

      On July 16, 1999, the Pulitzer Inc. Board of Directors approved the repurchase of up to $50.0 million of its common stock in the open market. On May 1, 2000, Pulitzer Inc. announced that its Board of Directors had authorized the repurchase of an additional $50.0 million of its common stock. During the third quarter of 2000, the Board of Directors amended repurchase program to provide for both the purchase of Class B shares and the purchase of shares in privately negotiated transactions. On August 16, 2000, Pulitzer Inc. purchased 1,000,000 shares of Class B common stock from Michael E. Pulitzer, the Company’s Chairman of the Board, for approximately $40.1 million. As of December 31, 2003, Pulitzer Inc. had repurchased 1,000,000 shares of Class B common stock and 532,857 shares of common stock for a combined purchase price of approximately $62.2 million, leaving $37.8 million in remaining stock repurchase authority. The repurchased shares have been included in treasury stock of the Company. In 2002, Pulitzer Inc. retired 531,796 shares of common stock and 1,000,000 shares of Class B common stock held in treasury stock. No shares were retired in 2003.

15.	COMMON STOCK PLANS

      On May 22, 2003, Pulitzer Inc.’s stockholders approved the adoption of the Pulitzer Inc. 2003 Incentive Plan (the “2003 Incentive Plan”). The 2003 Incentive Plan combines the Pulitzer Inc. 1999 Stock Option Plan (the “Predecessor Option Plan”) and the Pulitzer Inc. 1999 Key Employees’ Restricted Stock Purchase Plan (the “Predecessor Stock Plan”) into a single restated plan. The 2003 Incentive Plan authorizes Pulitzer Inc. to make equity and cash incentive awards to eligible employees and directors of Pulitzer Inc. and its subsidiaries, including stock options, stock appreciation rights, restricted stock and restricted stock unit grants, performance shares, and performance-based cash incentive awards. Pulitzer Inc. may issue up to 4.5 million shares of common stock under the 2003 Incentive Plan, reduced by the combined number of shares issued under the Predecessor Option Plan and the Predecessor Stock Plan (together, the “Predecessor Plans”). Other limitations apply to annual awards that may be made to or earned by individual participants. The Compensation Committee of the Board of Directors administers the 2003 Incentive Plan.

      As of December 31, 2003, of the 4.5 million shares reserved for issuance under the 2003 Incentive Plan (including the Predecessor Plans), 1,399,147 shares remained available for future awards.

Stock Options

      Under the 2003 Incentive Plan, options to purchase 3,000 shares of common stock were automatically granted each non-employee director on the day following the 2003 annual meeting of Pulitzer Inc. stockholders. Similar option grants were made in prior years under the Predecessor Plan Option Plan. In the future, non-employee directors will no longer be entitled to receive automatic annual option grants; however, the Board of Directors, in its discretion, may elect to grant options to non-employee directors at any time and from time to time. Within limits, the Compensation Committee (or the Board of Directors in the case of options granted to non-employee directors), acting in its discretion, determines the terms and conditions of options granted under the 2003 Incentive Plan. In general, the exercise price of an option may not be less than the market value of the shares covered by the option on the date it is granted, except that the minimum exercise price is 85% of market value in the case of options granted to employees that are not “incentive stock options” under the Internal Revenue Code. Unless terminated sooner, options granted under the 2003 Incentive Plan expire if they are not exercised within ten years after they are granted.

PULITZER INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2003, 2002 AND 2001 — (Continued)

15.	COMMON STOCK PLANS — Continued

      Stock option transactions under the 2003 Incentive Plan (including the Predecessor Option Plan) are summarized as follows:

			Weighted
			Average
	Shares	Price Range	Price

Common Stock Options:
Outstanding, January 1, 2001	1,490,508	$37.31–$46.31	$41.31
Granted (weighted average value at grant date of $13.01)	561,857	$43.76–$54.20	$48.92
Canceled	(25,373)	$39.69–$43.87	$42.48
Exercised	(44,510)	$39.69–$43.87	$40.16

Outstanding, December 31, 2001	1,982,482	$37.31–$54.20	$41.31
Granted (weighted average value at grant date of $13.43)	466,324	$42.86–$54.70	$43.41
Canceled	(67,936)	$39.69–$50.45	$45.47
Exercised	(100,607)	$39.69–$50.45	$40.66

Outstanding, December 31, 2002	2,280,263	$37.31–$54.70	$43.53
Granted (weighted average value at grant date of $13.32)	578,141	$42.49–$52.92	$51.58
Canceled	(66,576)	$42.86–$53.15	$45.71
Exercised	(158,758)	$39.69–$50.45	$41.88

Outstanding, December 31, 2003	2,633,070	$37.31–$54.70	$45.36

Exercisable, December 31, 2003	1,616,871	$37.31–$54.70	$43.19

Restricted Stock Awards

      As indicated in the preceding section relating to stock options, the 2003 Incentive Plan also restated and replaced the Predecessor Stock Plan. Under the 2003 Incentive Plan, the Company may issue shares of common stock or rights to acquire shares of common stock to employees, directors and other personnel on such terms and conditions and subject to such restrictions as the Compensation Committee (or the Board of Directors in the case of awards to non-employee directors), in its discretion, determines. Ordinarily, restricted stock is issued for nominal consideration and is subject to forfeiture conditions and transfer restrictions during a specified period of time contingent on continuing employment or service with the Company and/or upon the attainment of performance goals. The principal distinction between restricted stock awards and restricted stock unit awards is that, in the case of a unit award, no shares are issued to the participant unless and until the vesting criteria are satisfied. Under current accounting rules, compensation equal to the fair market value of the common stock covered by a restricted stock or restricted stock unit award is recognized over the forfeitability period or the vesting period, as the case may be.

      Under the 2003 Incentive Plan (including the Predecessor Stock Plan), the Company granted restricted stock unit awards for 41,067, 20,533 and 28,000 shares of common stock for the years ended December 31, 2003, 2002 and 2001, at a price of $50.44, $42.86 and $48.22, respectively.

PULITZER INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2003, 2002 AND 2001 — (Continued)

15.	COMMON STOCK PLANS — Continued

      Restricted stock and restricted stock unit transactions under the 2003 Incentive Plan (including the Predecessor Stock Plan) are summarized as follows:

			Weighted
			Average
	Shares	Price Range	Price

Common Stock Grants:
Outstanding, January 1, 2001	9,054	$39.88–$42.88	$40.68
Canceled	(1,033)	$41.88–$42.88	$41.99

Outstanding, December 31, 2001	8,021	$39.88–$42.88	$40.51
Granted	5,949	$42.03–$42.03	$42.03
Canceled	(660)	$41.88–$42.88	$42.40
Exercised	(6,020)	$39.88–$39.88	$39.88

Outstanding, December 31, 2002	7,290	$41.31–$42.88	$42.10
Granted	3,946	$50.69–$50.69	$50.69
Canceled	(572)	$41.31–$42.88	$42.54
Exercised	(421)	$41.88–$41.88	$41.88

Outstanding Stock Grants, December 31, 2003	10,243	$42.03–$50.69	$45.39

Outstanding Stock Units, December 31, 2003	139,680	$39.88–$53.06	$45.87

      The Company maintains employee stock purchase plans (the “Purchase Plans”) that allow eligible employees to authorize payroll deductions for the periodic purchase of Pulitzer Inc.’s common stock at a price generally equal to 85 percent of the common stock’s then fair market value. In general, all employees of the Company are eligible to participate in the Purchase Plans following their respective hire dates. Subject to appropriate adjustment for stock splits and other capital changes, Pulitzer Inc. may sell a total of 600,000 shares of its common stock under the Purchase Plans. Shares sold under the Purchase Plans may be either authorized and unissued or held by Pulitzer Inc. in its treasury. Pulitzer Inc. sold and issued 20,735, 19,712, and 14,080 shares of common stock under the Purchase Plans for 2003, 2002 and 2001, respectively. As of December 31, 2003, of the 600,000 shares reserved for issuance under the Purchase Plans, 514,248 shares remained available for future sale.

16. EARNINGS PER SHARE

      Weighted average shares of common and Class B common stock and common stock equivalents used in the calculation of basic and diluted earnings per share are summarized as follows:

	Year Ended December 31,

	2003	2002	2001

	(In thousands)
Weighted average shares outstanding (Basic EPS)	21,404	21,279	21,192
Common stock equivalents (Note 15)	223	168	172

Weighted average shares and equivalents (Diluted EPS)	21,627	21,447	21,364

      Common stock equivalents included in the Diluted EPS calculation were determined using the treasury stock method for the potential dilutive impact of stock options, restricted stock and restricted stock units. Under the treasury stock method and SFAS No. 128, Earnings per Share, outstanding stock options are dilutive when the average market price of Pulitzer Inc. common stock exceeds the option price during a period. In addition, proceeds from the assumed exercise of dilutive options along with the related tax benefit

PULITZER INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2003, 2002 AND 2001 — (Continued)

16. EARNINGS PER SHARE — Continued

are assumed to be used to repurchase common shares at the average market price of such stock during the period.

17. COMMITMENTS AND CONTINGENCIES

Capital Commitments

      At December 31, 2003, the Company had construction and equipment commitments of approximately $3.1 million.

Investment Commitments

      At December 31, 2003, the Company had an unfunded capital contribution commitment related to a limited partnership in which it is an investor of up to $7.1 million.

Rental Expense and Lease Commitments

      Rental expense for 2003, 2002 and 2001 amounted to $2.0 million, $2.6 million and $2.6 million, respectively. Approximate future minimum annual real estate lease payments are as follows:

(In thousands)
2004	$1,408
2005	1,249
2006	1,103
2007	840
2008	627
Later years	2,091

Total	$7,318

Merger Agreement Indemnification

      Pursuant to the Merger Agreement, Pulitzer Inc. is obligated to indemnify Hearst-Argyle Television, Inc. (“Hearst-Argyle”) against losses related to: (i) on an after tax basis, certain tax liabilities, including (A) any transfer tax liability attributable to the Spin-off, (B) with certain exceptions, any tax liability of Old Pulitzer, or any subsidiary of Old Pulitzer attributable to any tax period (or portion thereof) ending on or before the closing date of the Merger, including tax liabilities resulting from the Spin-off, and (C) any tax liability of Pulitzer Inc. or any subsidiary of Pulitzer Inc.; (ii) liabilities and obligations under any employee benefit plans not assumed by Hearst-Argyle, and (iii) certain other matters as set forth in the Merger Agreement.

Tax Contingency

      In October 2001 the Internal Revenue Service (“IRS”) formally proposed that Old Pulitzer’s taxable income for the tax year ended March 18, 1999 be increased by approximately $80.4 million based on the assertion that Old Pulitzer was required to recognize a taxable gain in that amount as a result of the Spin-off. Pulitzer Inc. is obligated under the Merger Agreement to indemnify Hearst-Argyle against any tax liability attributable to the Spin-off and has the right to control any proceedings relating to the determination of such tax liability. If the IRS were completely successful in its proposed adjustment, Pulitzer Inc.’s indemnification obligation would be approximately $29.3 million, plus applicable interest. Any income tax indemnification

PULITZER INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2003, 2002 AND 2001 — (Continued)

17. COMMITMENTS AND CONTINGENCIES — Continued

payment would be recorded as an adjustment to additional paid-in capital, and any related interest expense would be reflected as a component of net income in the period recognized.

      The Company does not believe that Old Pulitzer realized any taxable gain in connection with the Spin-off, and in January 2002, it contested the IRS’ proposed increase in a formal written protest filed with the IRS Appeals Office. In a recent letter addressed to the Company’s representatives, the IRS Appeals Officer indicated that he supports the position asserted by the IRS and is inclined to sustain substantially the entire amount of the IRS’ proposed increase in Old Pulitzer’s taxable income. The Company’s representatives have responded to the IRS Appeals Officer’s letter and are continuing their discussions regarding the Company’s position. While there can be no assurance that the Company will completely prevail in its position, it continues to believe that the IRS’ position is not supported by the facts or applicable legal authority. The Company intends to vigorously contest the IRS’ determination and has not accrued any liability in connection with this matter. If the Company and the IRS are unable to resolve their differences in the IRS Appeals Office, the Company likely will pursue its case before the United States Tax Court.

Potential Income Tax Refund

      On August 30, 2002, the Company, on behalf of Old Pulitzer, filed with the IRS amended federal corporate income tax returns for the years ended December 1997 and 1998 and March 1999 in which refunds of tax in the aggregate amount of approximately $8.1 million, plus interest, were claimed. These refund claims were based on the Company’s contention that Old Pulitzer was entitled to deduct certain fees and expenses which it had not previously deducted and which Old Pulitzer had incurred in connection with its investigation of several strategic alternatives and potential transactions prior to its decision to proceed with the Broadcast Transaction. Under the Merger Agreement, the Company is entitled to any amounts recovered from the IRS as a result of these refund claims, although there can be no assurance that the IRS will approve all or any portion of these refund claims. Discussions between the Company’s representatives and the IRS regarding these refund claims have only recently commenced, and no receivable has been recognized in connection with these refund claims. Any income tax refunds would be recorded as an adjustment to additional paid-in-capital, and any related interest received would be reflected as a component of net income in the period recognized.

Provision for Income Taxes

      The Company has incurred capital losses that exceed capital gains available during the prescribed carry-back periods by approximately $2.2 million. The Company expects to generate capital gains of at least this amount during prescribed carry-forward periods. Accordingly, the Company has recognized the tax benefit of approximately $0.9 million associated with these capital losses.

PD LLC Operating Agreement Contingent Payments

      See Note 4 regarding certain obligations of PD LLC and Pulitzer Inc. in respect of the Venture.

Legal Contingencies

      A group of independent carriers engaged in the business of delivering the Post-Dispatch pursuant to a home delivery contract has filed suit against Pulitzer Inc., PD LLC and Suburban Journals LLC (collectively the “Defendants”) in the Missouri Circuit Court, Twenty-Second Judicial Circuit (City of St. Louis). Plaintiffs’ Third Amended Petition sets forth three claims for relief. First, the petition alleges that the decision to purchase the Suburban Journals with their separate delivery system and separate carriers breached the plaintiffs’ exclusive territorial delivery rights under the plaintiffs’ contract. The petition further alleges that

PULITZER INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2003, 2002 AND 2001 — (Continued)

17. COMMITMENTS AND CONTINGENCIES — Continued

PD LLC and Suburban Journals LLC are alter egos of Pulitzer Inc. and that Pulitzer Inc. on its own and through its control, ownership and authority over its alter egos violated the exclusive territory of the plaintiffs. Finally, the petition alleges that the purchase of the Suburban Journals and certain other conduct tortiously interfered with the plaintiffs’ contractual relationship. The plaintiffs seek unspecified damages in excess of $25,000, plus punitive damages in an unspecified amount for the alleged tortious interference. The Defendants have denied any liability, are vigorously defending the suit and believe that they have meritorious defenses and, therefore, the Company has not accrued a liability in connection with this lawsuit. While the ultimate outcome of litigation cannot be predicted with certainty, management, based on its understanding of the facts, does not believe the ultimate resolution of this litigation will have a materially adverse effect on the Company’s consolidated financial position. However, depending upon the period of resolution, such effect could be material to the consolidated financial results of an individual period.

      The Company has been involved, from time to time, in various claims and lawsuits incidental to the ordinary course of its business, including such matters as libel, slander and defamation actions, complaints alleging discrimination, and product distribution practices. While the ultimate outcome of litigation cannot be predicted with certainty, management, based on its understanding of the facts, does not believe the ultimate resolution of these matters will have a material adverse effect on the Company’s consolidated financial position or results of operations. However, depending upon the period of resolution, such effects could be material to the consolidated financial results of an individual period.

18. FAIR VALUE OF FINANCIAL INSTRUMENTS

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

      Cash and Cash Equivalents, Marketable Securities, Accounts Receivable and Accounts Payable — The carrying amounts of these items are a reasonable estimate of their fair value.

      Long-Term Debt and Interest Rate Swaps — Interest rates that are currently available to the Company for issuance of debt with similar terms and remaining maturities are used to estimate fair value for the Company’s long-term debt. As of December 31, 2003, the fair-values were:

	Carrying Value	Fair Value

	(In thousands)
Long-term debt	$316,389	$338,359
Deferred gain on interest rate swap terminations	(4,088)
Interest rate swaps (asset)	(6,301)	(6,301)

Total	$306,000	$332,058

      The fair value estimates presented herein are based on pertinent information available to management as of year-end 2003. Although management is not aware of any facts that would significantly affect the estimated fair value amounts, such amounts have not been comprehensively revalued for purposes of these financial statements since that date, and current estimates of fair value may differ from the amounts presented herein.

PULITZER INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2003, 2002 AND 2001 — (Continued)

19. NEWSPAPER PUBLISHING REVENUES

      The Company’s consolidated newspaper publishing revenues from continuing operations consist of the following for the years ended:

	Year Ended December 31,

	2003	2002	2001

	(In thousands)
St. Louis Operations	$303,918	$298,543	$299,776
PNI Group	118,746	117,417	113,730

Total	$422,664	$415,960	$413,506

20. QUARTERLY FINANCIAL DATA (UNAUDITED)

      Operating results for the years ended December 31, 2003 and 2002 by quarters are as follows:

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter	Total

	(In thousands, except earnings per share)
2003
OPERATING REVENUES — NET	$98,232	$107,112	$103,252	$114,068	$422,664
NET INCOME	$7,056	$11,428	$9,380	$14,313	$42,177
BASIC EARNINGS PER SHARE OF STOCK (Note 16):	$0.33	$0.53	$0.44	$0.67	$1.97

DILUTED EARNINGS PER SHARE OF STOCK (Note 16):	$0.33	$0.53	$0.43	$0.66	$1.95

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter	Total

	(In thousands, except earnings per share)
2002
OPERATING REVENUES — NET	$100,043	$103,997	$103,541	$108,379	$415,960
NET INCOME	$6,823	$6,973	$8,672	$12,231	$34,699
BASIC EARNINGS PER SHARE OF STOCK (Note 16):	$0.32	$0.33	$0.41	$0.57	$1.63

DILUTED EARNINGS PER SHARE OF STOCK (Note 16):	$0.32	$0.32	$0.40	$0.57	$1.62

      Net income and earnings per share are computed independently for each of the quarters presented. Therefore, the sum of the quarterly net income and earnings per share may not equal the total for the year.

* * * * * *

INDEPENDENT AUDITORS’ REPORT

To the Board of Directors and Stockholders of
Pulitzer Inc.:

      We have audited the consolidated financial statements of Pulitzer Inc. and its subsidiaries (the “Company”) as of December 31, 2003 and 2002, and for each of the three years in the period ended December 31, 2003, and have issued our report thereon dated February 20, 2004 (which expresses an unqualified opinion and includes an explanatory paragraph referring to the adoption of a new accounting principle); such report is included elsewhere in this Form 10-K. Our audits also included the consolidated financial statement schedule of Pulitzer Inc. and its subsidiaries, listed in the accompanying index at Item 15(a)2.(ii). This financial statement schedule is the responsibility of the Company’s management. Our responsibility is to express an opinion based on our audits. In our opinion, such consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/ DELOITTE & TOUCHE LLP

Saint Louis, Missouri

February 20, 2004

SCHEDULE II

PULITZER INC. AND SUBSIDIARIES

Schedule II — Valuation & Qualifying Accounts & Reserves

For The Years Ended December 31, 2003, 2002 & 2001

							Balance
	Balance At	Charged to	Charged to				At End
	Beginning	Costs &	Other				Of
Description	Of Period	Expenses	Accounts		Deductions		Period

	(In thousands)
Year Ended December 31, 2003
Valuation Accounts:
Allowance for Doubtful Accounts	$4,004	$3,150	$555	(a)	$3,866	(b)	$3,843
Reserves:
Accrued (Prepaid) Medical Plan	(3,030)	16,015			13,530	(c)	(545)
Workers Compensation	2,254	1,736			3,058		932
Year Ended December 31, 2002
Valuation Accounts:
Allowance for Doubtful Accounts	$6,024	$5,206	$506	(a)	$7,732	(b)	$4,004
Reserves:
Accrued (Prepaid) Medical Plan	(207)	5,738			8,561	(c)	(3,030)
Workers Compensation	2,592	2,518			2,856		2,254
Year Ended December 31, 2001
Valuation Accounts:
Allowance for Doubtful Accounts Continuing Operations	$2,587	$6,968	$338	(a)	$3,869	(b)	$6,024
Reserves:
Accrued Medical Plan	916	3,971			5,094	(c)	(207)
Workers Compensation	1,194	3,403			2,005		2,592

(a)	Account reinstated, cash recoveries.

(b)	Account written off

(c)	Amount represents:

	2003	2002	2001

Claims paid	$11,439	$6,291	$4,350
Prepaid contributions	789	1,460	0
Service fees	1,302	810	744

	$13,530	$8,561	$5,094

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

      Not applicable.

ITEM 9A	CONTROLS AND PROCEDURES

      As of the end of the period covered by this report, the Company’s management, including the President and Chief Executive Officer and Senior Vice President-Finance and Chief Financial Officer, carried out an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-15. Based upon that evaluation, the Company’s President and Chief Executive Officer and Senior Vice President-Finance concluded that the Company’s disclosure controls and procedures are effective in alerting them to material information, on a timely basis, required to be included in the Company’s periodic SEC filings. There have been no significant changes in the Company’s internal controls or in other factors which could significantly affect internal controls subsequent to the date the Company’s management carried out its evaluation.

PART III

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

      The information set forth under the caption “Management” in the Company’s definitive Proxy Statement to be used in connection with the 2004 Annual Meeting of Stockholders is incorporated herein by reference.

ITEM 11.	EXECUTIVE COMPENSATION

      The information set forth under the caption “Executive Compensation” in the Company’s definitive Proxy Statement to be used in connection with the 2004 Annual Meeting of Stockholders is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
MANAGEMENT AND RELATED STOCKHOLDER MATTERS

      The information set forth under the caption “Principal Stockholders” in the Company’s definitive Proxy Statement to be used in connection with the 2004 Annual Meeting of Stockholders is incorporated herein by reference.

EQUITY COMPENSATION PLANS

      The following table provides information as of the last day of the 2003 fiscal year regarding securities issued under the Company’s equity compensation plans that were in effect during fiscal 2003:

Equity Compensation Plan Information

Number of
securities
	Number of		remaining available
	securities to be		for future issuance
	issued upon	Weighted-average	under equity
	exercise of	exercise price of	compensation
	outstanding	outstanding	plans (excluding
	options, warrants	options, warrants	securities reflected
Plan category	and rights(1)	and rights(1)	in column (a))

	(a)	(b)	(c)
Equity compensation plans approved by security holders	2,772,750	$43.07	1,399,147
Equity compensation plans not approved by security holders	0	0	0

Total	2,772,750	$43.07	1,399,147

(1)	Includes 139,680 restricted stock units.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

      The information set forth under the caption “Compensation Committee Interlocks and Insider Participation” in the Company’s definitive Proxy Statement to be used in connection with the 2004 Annual Meeting of Stockholders is incorporated herein by reference.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

      The information set forth under the captions “Audit Fees,” “Audit-Related Fees,” “Tax Fees” and “All Other Fees” in the Company’s definitive Proxy Statement to be used in connection with the 2004 Annual Meeting of Stockholders is incorporated herein by reference.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a) DOCUMENT LIST

      1. Financial Statements

The following financial statements are set forth in Part II, Item 8 of this Annual Report.

PULITZER INC. AND SUBSIDIARIES:

(i) Independent Auditors’ Report.

(ii) Consolidated Statements of Income for each of the Three Years in the Period Ended December 31, 2003.

(iii) Consolidated Statements of Financial Position at December 31, 2003, and December 31, 2002.

(iv) Consolidated Statements of Stockholders’ Equity for each of the Three Years in the Period Ended December 31, 2003.

(v) Consolidated Statements of Cash Flows for each of the Three Years in the Period Ended December 31, 2003.

(vi) Notes to Consolidated Financial Statements for each of the Three Years in the Period Ended December 31, 2003.

      2. Supplementary Data and Financial Statement Schedules

(i) Supplementary unaudited data with respect to quarterly results of operations is set forth in Part II, Item 8 of this Annual Report.

(ii) Financial Statement Schedule II – Valuation & Qualifying Accounts & Reserves, and opinion thereon are set forth in Part II, Item 8 of this Annual Report.

      All other schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and, therefore, have been omitted.

      3. Exhibits Required by Securities and Exchange Commission Regulation S-K

      (a) The following exhibits are filed as part of this Annual Report:

Exhibit No.

3.2	—	Amended and Restated By-laws of Pulitzer Inc.
10.45	—	Robert C. Woodworth Restricted Stock Unit Award dated as of December 10, 2003.
10.46	—	Form of Restricted Stock Unit Award for Robert C. Woodworth dated as of December 10, 2003.
10.47	—	Robert C. Woodworth Stock Option Award dated as of December 10, 2003.
10.48	—	Form of Stock Option Award for Robert C. Woodworth dated as of December 10, 2003.
10.49	—	Stock Option Award for Alan G. Silverglat dated as of December 10, 2003.
10.50	—	Form of Stock Option Award for Alan G. Silverglat dated as of December 10, 2003.
10.51	—	Pulitzer Inc. 2003 Incentive Plan
10.52	—	Mark G. Contreras Restricted Stock Award Dated October 29, 2003.
21	—	Subsidiaries of Registrant.
23	—	Independent Auditors’ Consent.
24	—	Power of Attorney.
31.1	—	Certification by Robert C. Woodworth, President and Chief Executive Officer of Pulitzer Inc., pursuant to Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, in connection with Pulitzer Inc.’s Annual Report on Form 10-K for the year ended December 28, 2003.
31.2	—	Certification by Alan G. Silverglat, Senior Vice President-Finance and Chief Financial Officer of Pulitzer Inc., pursuant to Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, in connection with Pulitzer Inc.’s Annual Report on Form 10-K for the year ended December 28, 2003.
32.1	—	Certification by Robert C. Woodworth, President and Chief Executive Officer of Pulitzer Inc., pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, in connection with Pulitzer Inc.’s Annual Report on Form 10-K for the year ended December 28, 2003.
32.2	—	Certification by Alan G. Silverglat, Senior Vice President-Finance and Chief Financial Officer of Pulitzer Inc., pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, in connection with Pulitzer Inc.’s Annual Report on Form 10-K for the year ended December 28, 2003.

      (b) The following exhibits are incorporated herein by reference:

Exhibit No.

3.1		—	Restated Certificate of Incorporation of Pulitzer Inc. (viii)
4.1		—	Form of Pulitzer Inc. Common Stock Certificate. (viii)
9.1		—	Pulitzer Inc. Voting Trust Agreement, dated as of March 18, 1999, between the holders of voting trust certificates and Michael E. Pulitzer, Emily Rauh Pulitzer, Ronald H. Ridgway, Cole C. Campbell, David E. Moore and Robert C. Woodworth. (ix)
10.1		—	Agreement, dated March 1, 1961, effective January 1, 1961, between The Pulitzer Publishing Company, a Missouri corporation, and the Globe-Democrat Publishing Company, as amended on September 4, 1975, April 12, 1979 and December 22, 1983. (viii)
10	.2.1	—	Amended and Restated Joint Operating Agreement, dated December 22, 1988, between Star Publishing Company and Citizen Publishing Company. (viii)
10	.2.2	—	Partnership Agreement, dated December 22, 1988, between Star Publishing Company and Citizen Publishing Company. (viii)
10	.3.1	—	Amendment, dated September 16, 1997, to Pulitzer Retirement Savings Plan. (v)
10	.3.2	—	Amendment, dated January 28, 1997, to Pulitzer Retirement Savings Plan. (iv)
10	.3.3	—	Amendment, dated October 30, 1996, to Pulitzer Retirement Savings Plan. (iv)
10	.3.4	—	Amendment, dated July 31, 1996, to Pulitzer Retirement Savings Plan. (iv)
10	.3.5	—	Amendment, dated October 25, 1995, to Pulitzer Retirement Savings Plan. (iv)
10	.3.6	—	Amendment, dated October 25, 1995, to Pulitzer Retirement Savings Plan. (ii)
10	.3.7	—	Amendment, dated January 24, 1995, to Pulitzer Retirement Savings Plan. (i)
10	.3.8	—	Amended and Restated Pulitzer Retirement Savings Plan. (i)
10	.4.1	—	Amendment, dated October 25, 1995, to Pulitzer Publishing Company Pension Plan. (iv)
10	.4.2	—	Amended and Restated Pulitzer Publishing Company Pension Plan. (i)
10	.5.1	—	Amendment, dated October 29, 1997, to Pulitzer Publishing Company Supplemental Executive Benefit Pension Plan. (viii)
10	.5.2	—	Amendment, dated June 23, 1992, to Pulitzer Publishing Company Supplemental Executive Benefit Pension Plan. (viii)
10	.5.3	—	Amendment, dated January 1, 1992, to Pulitzer Publishing Company Supplemental Executive Benefit Pension Plan. (viii)
10	.5.4	—	Amendment, dated January 18, 1990, to Pulitzer Publishing Company Supplemental Executive Benefit Pension Plan. (viii)
10	.5.5	—	Amendment, dated October 26, 1989, to Pulitzer Publishing Company Supplemental Executive Benefit Pension Plan. (viii)
10	.5.6	—	Amendment, dated November 6, 1987, to Pulitzer Publishing Company Supplemental Executive Benefit Pension Plan. (viii)
10	.5.7	—	Pulitzer Publishing Company Supplemental Executive Benefit Pension Plan dated March 18, 1986. (viii)
10	.5.8	—	Amendment, dated January 29, 2003, to the Pulitzer Inc. Supplemental Executive Benefit Pension Plan. (xviii)
10.6		—	Employment Agreement, dated October 1, 1986, between the Pulitzer Publishing Company and Joseph Pulitzer, Jr. (viii)
10.7		—	Stock Purchase Agreement by and among Pulitzer Publishing Company and Mr. Edward W. Scripps, Mrs. Betty Knight Scripps, and the Edward W. Scripps and Betty Knight Scripps Charitable Remainder Unitrust dated as of May 4, 1996. (iii)

Exhibit No.

10.8	—	Split Dollar Life Insurance Agreement, dated December 27, 1996, between Pulitzer Publishing Company and Richard A. Palmer, Trustee of the Michael E. Pulitzer 1996 Life Insurance Trust. (iv)
10.9	—	Split Dollar Life Insurance Agreement, dated December 31, 1996, between Pulitzer Publishing Company and Rebecca H. Penniman and Nicholas G. Penniman V, Trustees of the Nicholas G. Penniman IV Irrevocable 1996 Trust. (iv)
10.10	—	Amended and Restated Agreement and Plan of Merger by and among Pulitzer Publishing Company, Pulitzer Inc. and Hearst-Argyle Television, Inc., dated as of May 25, 1998. (vi)
10.11	—	Contribution and Assumption Agreements, dated as of March 18, 1999 by and between Pulitzer Publishing Company and Pulitzer Inc. (ix)
10.12	—	Letter Agreement, dated May 25, 1998, by and among Pulitzer Publishing Company, Pulitzer Inc. and Hearst-Argyle Television, Inc. (viii)
10.13	—	Letter Agreement, dated March 18, 1999, between Pulitzer Inc. and Emily Rauh Pulitzer. (ix)
10.14	—	Letter Agreement, dated March 18, 1999, between Pulitzer Inc. and David E. Moore. (ix)
10.15	—	Pulitzer Inc. Registration Rights Agreement. (ix)
10.16	—	Pulitzer Inc. 1999 Key Employees’ Restricted Stock Purchase Plan. (viii)
10.17	—	Pulitzer Inc. 1999 Stock Option Plan. (viii)
10.18	—	Pulitzer Inc. 1999 Employee Stock Purchase Plan. (viii)
10.19	—	Employment Agreement, dated December 18, 1998, between Pulitzer Inc. and Robert C. Woodworth. (vii)
10.20	—	Employment Agreement, dated August 26, 1998 between Pulitzer Inc. and Terrance C.Z. Egger. (viii)
10.21	—	Employment and Consulting Agreement, dated as of June 1, 1999, between Pulitzer Inc. and Michael E. Pulitzer. (x)
10.22	—	Employment Agreement, dated as of June 1, 1999, between Pulitzer Inc. and Ronald H. Ridgway. (x)
10.23	—	Split Dollar Life Insurance Agreement, dated as of June 16, 1999, by and among Pulitzer Inc. and James E. Elkins and Diana K. Walsh. (x)
10.24	—	Split Dollar Life Insurance Agreement, dated as of June 24, 1999, by and among Pulitzer Inc. and Tansy K. Ridgway and Brian H. Ridgway. (x)
10.25	—	Asset Purchase Agreement, as of October 4, 1999, by and between The Chronicle Publishing Company and Pulitzer Inc. (x)
10.26	—	Joint Venture Agreement, dated as of May 1, 2000, among Pulitzer Inc., Pulitzer Technologies, Inc., The Herald Company, Inc. and St. Louis Post-Dispatch LLC. (xi)
10.27	—	Operating Agreement of St. Louis Post-Dispatch LLC, dated as of May 1, 2000. (xi)
10.28	—	Indemnity Agreement, dated as of May 1, 2000, between The Herald Company, Inc. and Pulitzer Inc. (xi)
10.29	—	St. Louis Post-Dispatch LLC Note Agreement, dated as of May 1, 2000. (xii)
10.30	—	Pulitzer Inc. Guaranty Agreement, dated as of May 1, 2000. (xii)
10.31	—	License Agreement, dated as of May 1, 2000, by and between Pulitzer Inc. and St. Louis Post-Dispatch LLC. (xii)
10.32	—	Non-Confidentiality Agreement, dated as of May 1, 2000. (xii)
10.33	—	Asset Sale and Purchase Agreement among Journal Register Company, Journal Register East, Inc., Suburban Newspapers of Greater St. Louis, LLC, Journal Company, Inc. and Pulitzer Inc. and SLSJ LLC dated as of June 24, 2000. (xiii)

Exhibit No.

10.34		—	Pulitzer Inc. Deferred Compensation Plan. (xiv)
10.35		—	Pulitzer Inc. 2000 Stock Purchase Plan, as Amended and Restated. (xiv)
10.36		—	Robert C. Woodworth Restricted Stock Unit Award dated December 11, 2000. (xiv)
10.37		—	Amendment No. 1 dated as of June 1, 2001, to Operating Agreement of St. Louis Post-Dispatch LLC, dated May 1, 2000. (vx)
10.38		—	Pulitzer Inc. Executive Transition Plan. (xvi)
10.39		—	Pulitzer Inc. Annual Incentive Compensation Plan. (xvi)
10	.39.1	—	Amendment 2002-1 of Pulitzer Inc. Annual Incentive Plan. (xviii)
10.40		—	Robert C. Woodworth Restricted Stock Unit Award dated as of December 6, 2001. (xvii)
10.41		—	Split Dollar Life Insurance Agreement Dated as of January 24, 2002, by and among Pulitzer, Inc. and Robert C Woodworth. (xvii)
10.42		—	Robert C. Woodworth Restricted Stock Unit Award dated as of December 11, 2002. (xviii)
10.43		—	Robert C. Woodworth Restricted Stock Unit Award dated as of February 21, 2003. (xviii)
10.44		—	Form of Stock Option Award for Robert C. Woodworth and Alan G. Silverglat dated as of February 21, 2003. (xviii)
10.45		—	Robert C. Woodworth Restricted Stock Unit Award dated as of December 10, 2003.
10.46		—	Form of Restricted Stock Unit Award for Robert C. Woodworth dated as of December 10, 2003.
10.47		—	Robert C. Woodworth Stock Option Award dated as of December 10, 2003.
10.48		—	Form of Stock Option Award for Robert C. Woodworth dated as of December 10, 2003.
10.49		—	Stock Option Award for Alan G. Silverglat dated as of December 10, 2003.
10.50		—	Form of Stock Option Award for Alan G. Silverglat dated as of December 10, 2003.
10.51		—	Pulitzer Inc. 2003 Incentive Award.
10.52		—	Mark G. Contreras Restricted Stock Award Dated October 29, 2003.

(i)	Incorporated by reference to Pulitzer Publishing Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1994.

(ii)	Incorporated by reference to Pulitzer Publishing Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1995.

(iii)	Incorporated by reference to Pulitzer Publishing Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 1996.

(iv)	Incorporated by reference to Pulitzer Publishing Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1996.

(v)	Incorporated by reference to Pulitzer Publishing Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1997.

(vi)	Incorporated by reference to Pulitzer Publishing Company’s Current Report on Form 8-K filed on January 22, 1999.

(vii)	Incorporated by reference to Pulitzer Publishing Company’s Registration Statement (File No. 333-69701) on Form S-3.

(viii)	Incorporated by reference to Pulitzer Inc.’s Report on Form 10 (File No. 1-14541), as amended.

(ix)	Incorporated by reference to Pulitzer Publishing Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1998.

(x)	Incorporated by reference to Pulitzer Inc.’s Annual Report on Form 10-K for the fiscal year ended December 31, 1999.

(xi)	Incorporated by reference to Pulitzer Inc.’s Current Report on Form 8-K dated May 1, 2000 and filed on May 2, 2000.

(xii)	Incorporated by reference to Pulitzer Inc.’s Quarterly Report on Form 10-Q for the quarterly period ended March 26, 2000.

(xiii)	Incorporated by reference to Pulitzer Inc.’s Quarterly Report on Form 10-Q for the quarterly period ended June 25, 2000.

(xiv)	Incorporated by reference to Pulitzer Inc.’s Annual Report on Form 10-K for the fiscal year ended December 31, 2000.

(xv)	Incorporated by reference to Pulitzer Inc.’s Quarterly Report on Form 10-Q for the quarterly period ended July 1, 2001.

(xvi)	Incorporated by reference to Pulitzer Inc.’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2001.

(xvii)	Incorporated by reference to Pulitzer Inc.’s Annual Report on Form 10-K for the fiscal year ended December 30, 2001.

(xviii)	Incorporated by reference to Pulitzer Inc.’s Annual Report on Form 10-K for the fiscal year ended December 29, 2002.

(b) REPORTS ON FORM 8-K

      On October 27, 2003, the Company filed a Current Report on Form 8-K reporting under Item 12, Results of Operations and Financial Condition, attaching a press release announcing its consolidated financial results for the third quarter ended September 28, 2003.

      On November 11, 2003, the Company filed a Current Report on Form 8-K reporting under Item 12, Results of Operations and Financial Condition, attaching a press release announcing changes from results presented in its October 27, 2003 consolidated financial results for the third quarter ended September 28, 2003 to present third-quarter earnings in compliance with FASB staff position No. 150-3.

SIGNATURES

      Pursuant to the requirements of Section 13-15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 4th day of March, 2004.

PULITZER INC.

By:	/s/ ROBERT C. WOODWORTH

Robert C. Woodworth,
President and Chief Executive Officer

      Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant in the capacities indicated on the dates indicated.

Signature	Title	Date

/s/ ROBERT C. WOODWORTH (Robert C. Woodworth)	Director; President and Chief Executive Officer (Principal Executive Officer)	March 4, 2004
/s/ ALAN G. SILVERGLAT (Alan G. Silverglat)	Senior Vice President — Finance (Principal Financial and Accounting Officer)	March 4, 2004

/s/ WILLIAM BUSH* (William Bush)	Director	March 4, 2004

/s/ SUSAN T. CONGALTON* (Susan T. Congalton)	Director	March 4, 2004

/s/ KEN J. ELKINS* (Ken J. Elkins)	Director	March 4, 2004

/s/ ALICE B. HAYES* (Alice B. Hayes)	Director	March 4, 2004

/s/ RICHARD W. MOORE* (Richard W. Moore)	Director	March 4, 2004

/s/ EMILY RAUH PULITZER* (Emily Rauh Pulitzer)	Director	March 4, 2004

/s/ MICHAEL E. PULITZER* (Michael E. Pulitzer)	Director; Chairman	March 4, 2004

/s/ RONALD H. RIDGWAY* (Ronald H. Ridgway)	Director	March 4, 2004

/s/ JAMES M. SNOWDEN, JR.* (James M. Snowden, Jr.)	Director	March 4, 2004

By:	/s/ ALAN G. SILVERGLAT

Alan G. Silverglat*
attorney-in-fact

PULITZER INC.

Report on Form 10-K for the Fiscal Year Ended

December 31, 2003

EXHIBIT INDEX

3.2	Amended and Restated By-Laws of Pulitzer Inc.
10.45	Robert C. Woodworth Restricted Stock Unit Award dated as of December 10, 2003.
10.46	Form of Restricted Stock Unit Award for Robert C. Woodworth dated as of December 10, 2003.
10.47	Robert C. Woodworth Stock Option Award dated as of December 10, 2003.
10.48	Form of Stock Option Award for Robert C. Woodworth dated as of December 10, 2003.
10.49	Stock Option Award for Alan G. Silverglat dated as of December 10, 2003.
10.50	Form of Stock Option Award for Alan G. Silverglat dated as of December 10, 2003.
10.51	Pulitzer Inc. 2003 Incentive Award.
10.52	Mark G. Contreras Restricted Stock Award Dated October 29, 2003.
21	Subsidiaries of Registrant.
23	Independent Auditors’ Consent.
24	Power of Attorney.
31.1	Certification by Robert C. Woodworth, President and Chief Executive Officer of Pulitzer Inc., pursuant to Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, in connection with Pulitzer Inc.’s Annual Report on Form 10-K for the year ended December 28, 2003.
31.2	Certification by Alan G. Silverglat, Senior Vice President-Finance and Chief Financial Officer of Pulitzer Inc., pursuant to Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, in connection with Pulitzer Inc.’s Annual Report on Form 10-K for the year ended December 28, 2003.
32.1	Certification by Robert C. Woodworth, President and Chief Executive Officer of Pulitzer Inc., pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, in connection with Pulitzer Inc.’s Annual Report on Form 10-K for the year ended December 28, 2003.
32.2	Certification by Alan G. Silverglat, Senior Vice President-Finance of Pulitzer Inc., pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, in connection with Pulitzer Inc.’s Annual Report on Form 10-K for the year ended December 28, 2003.