Form 10-K/A
period 2003-12-28
PULITZER INC
filed 2004-03-25
CIK 1068848

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

Amendment No. 1

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

EXPLANATORY NOTE

     Pulitzer Inc. is filing this Form 10-K/A to correct the following errors and omissions with respect to certain of its exhibit filings to its Form 10-K for the fiscal year ended December 28, 2003: (i) Exhibits 31.1 and 31.2 inadvertently did not conform to the form of certification set forth in Regulation S-K section 229.601(31), (ii) Exhibits 32.1 and 32.2 inadvertently did not include the conformed signatures of Messrs. Woodworth and Silverglat, (iii) Exhibit 10.49 inadvertently did not include the conformed signatures of Messrs. Silverglat and Maloney and was not filed with Exhibit A attached thereto and (iv) Exhibit 10.50 inadvertently included an Exhibit A which should not have been attached thereto.

     With the exception of the foregoing corrections, no other information in the Form 10-K for the fiscal year ended December 28, 2003 has been supplemented, updated or amended.

SIGNATURES

      Pursuant to the requirements of Section 13-15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 16th day of March, 2004.

PULITZER INC.

By:	/s/ ROBERT C. WOODWORTH

Robert C. Woodworth,
President and Chief Executive Officer

80

EXHIBIT INDEX

10.49	Stock Option Award for Alan G. Silverglat dated as of December 10, 2003.
10.50	Form of Stock Option Award for Alan G. Silverglat dated as of December 10, 2003.
31.1	Certification by Robert C. Woodworth, President and Chief Executive Officer of Pulitzer Inc., pursuant to Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, in connection with Pulitzer Inc.’s Annual Report for the year ended December 28, 2003.
31.2	Certification by Alan C. Silverglat, Senior Vice President — Finance and Chief Financial Officer of Pulitzer Inc., pursuant to Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, in connection with Pulitzer Inc.’s Annual Report for the year ended December 28, 2003.
31.3	Certification by Robert C. Woodworth, President and Chief Executive Officer of Pulitzer Inc., pursuant to Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, in connection with Amendment No. 1 to Pulitzer Inc.’s Annual Report for the year ended December 28, 2003.
31.4	Certification by Alan G. Silverglat, Senior Vice President-Finance and Chief Financial Officer of Pulitzer Inc., pursuant to Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, in connection with Amendment No. 1 to Pulitzer Inc.’s Annual Report for the year ended December 28, 2003.
32.1	Certification by Robert C. Woodworth, President and Chief Executive Officer of Pulitzer Inc., pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, in connection with Pulitzer Inc.’s Annual Report on Form 10-K for the year ended December 28, 2003.
32.2	Certification by Alan G. Silverglat, Senior Vice President — Finance and Chief Financial Officer of Pulitzer Inc., pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, in connection with Pulitzer Inc.’s Annual Report on Form 10-K for the year ended December 28, 2003.
32.3	Certification by Robert C. Woodworth, President and Chief Executive Officer of Pulitzer Inc., pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, in connection with Amendment No. 1 to Pulitzer Inc.’s Annual Report for the year ended December 28, 2003.
32.4	Certification by Alan G. Silverglat, Senior Vice President-Finance and Chief Financial Officer of Pulitzer Inc., pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, in connection with Amendment No. 1 to Pulitzer Inc.’s Annual Report for the year ended December 28, 2003.