Form 10-Q
period 2004-03-28
PULITZER INC
filed 2004-05-07
CIK 1068848

FORM 10-Q

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 28, 2004

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission File Number 1-14541

PULITZER INC.

(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	43-1819711 (I.R.S. Employer Identification Number)

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

Yes ☒	No ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes ☒	No ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding 5/3/04
Common Stock Class B Common Stock	9,866,165 11,736,592

Part I. FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

PULITZER INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited — In thousands, except earnings per share)

	First Quarter Ended
	Mar. 28,	Mar. 30,
	2004	2003
OPERATING REVENUES:
Advertising
Retail	$27,829	$26,560
National	6,161	6,821
Classified	32,247	29,086

Subtotal	66,237	62,467
Preprints	14,218	13,732

Total advertising	80,455	76,199
Circulation	20,568	20,196
Other	1,712	1,837

Total operating revenues	102,735	98,232
OPERATING EXPENSES:
Payroll and other personnel expenses	46,359	45,355
Newsprint expense	11,036	10,003
Depreciation	3,736	3,682
Amortization	1,192	1,105
Other expenses	28,108	25,294

Total operating expenses	90,431	85,439
Equity in earnings of Tucson newspaper partnership	3,917	4,146

Operating income	16,221	16,939
Interest income	1,159	935
Interest expense	(4,694)	(5,458)
Net gain on marketable securities	552	25
Net loss on investments	(42)	(784)
Net other income	4	21

INCOME BEFORE PROVISION FOR INCOME TAXES	13,200	11,678
PROVISION FOR INCOME TAXES	4,884	4,325
MINORITY INTEREST IN NET EARNINGS OF SUBSIDIARIES	261	297

NET INCOME	$8,055	$7,056

(Continued)

	First Quarter Ended
	Mar. 28,	Mar. 30,
	2004	2003
BASIC EARNINGS PER SHARE OF STOCK:
Basic earnings per share	$0.37	$0.33

Weighted average number of shares outstanding	21,541	21,346

DILUTED EARNINGS PER SHARE OF STOCK:
Diluted earnings per share	$0.37	$0.33

Weighted average number of shares outstanding	21,855	21,462

See notes to condensed consolidated financial statements.	(Concluded)

PULITZER INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited— In thousands)

	First Quarter Ended
	Mar. 28,	Mar. 30,
	2004	2003
NET INCOME	$8,055	$7,056
OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAX:
Unrealized holding gains on marketable securities arising during the period	408	135
Realized gains arising during the period	(342)	(16)

Other comprehensive income items	66	119

COMPREHENSIVE INCOME	$8,121	$7,175

See notes to condensed consolidated financial statements.

PULITZER INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL POSITION
(Unaudited— In thousands)

	Mar. 28,	Dec. 28,
	2004	2003
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$43,065	$27,552
Marketable securities	154,254	148,644
Trade accounts receivable (less allowance for doubtful accounts of $3,488 and $3,843)	47,513	54,700
Inventory	10,456	7,566
Income taxes receivable	0	7,097
Prepaid expenses and other	11,510	9,171

Total current assets	266,798	254,730

PROPERTIES:
Land	9,732	9,758
Buildings	73,195	73,192
Machinery and equipment	156,864	156,425
Construction in progress	1,781	1,256

Total	241,572	240,631
Less accumulated depreciation	128,144	124,550

Properties — net	113,428	116,081

INTANGIBLE AND OTHER ASSETS:
Goodwill	811,724	811,409
Intangible assets — net of accumulated amortization	36,407	37,217
Restricted cash and investments	58,560	54,810
Other	36,466	35,426

Total intangible and other assets	943,157	938,862

TOTAL	$1,323,383	$1,309,673

(Continued)

PULITZER INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL POSITION
(Unaudited— In thousands, except share data)

	Mar. 28,	Dec. 28,
	2004	2003
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Trade accounts payable	$9,234	$9,995
Salaries, wages and commissions	12,798	15,595
Interest payable	5,289	3,582
Pension obligations	1,356	1,356
Income taxes payable	5,411	0
Other	10,208	9,766

Total current liabilities	44,296	40,294
LONG-TERM DEBT	306,000	306,000
PENSION OBLIGATIONS	6,114	5,239
POSTRETIREMENT AND POSTEMPLOYMENT BENEFIT OBLIGATIONS	63,310	61,265
OTHER LONG-TERM LIABILITIES	45,150	45,431
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS’ EQUITY:
Preferred stock, $.01 par value; 100,000,000 shares authorized; Issued and outstanding — none
Common stock, $.01 par value; 100,000,000 shares authorized; Issued 9,840,238 in 2004 and 9,682,134 in 2003	98	97
Class B common stock, convertible, $.01 par value; 100,000,000 Shares authorized; issued — 11,736,592 in 2004 and 11,834,592 in 2003	117	118
Additional paid-in capital	387,304	384,291
Retained earnings	481,403	477,437
Accumulated other comprehensive loss	(10,085)	(10,151)

Total	858,837	851,792
Unamortized restricted stock grants	(271)	(303)
Treasury stock — at cost; 1,191 shares of common stock in 2004 and 1,061 in 2003, and 0 shares of Class B common stock in 2004 and 2003	(53)	(45)

Total stockholders’ equity	858,513	851,444

TOTAL	$1,323,383	$1,309,673

See notes to condensed consolidated financial statements.	(Concluded)

PULITZER INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited— In thousands)

	Three Months Ended
	Mar. 28,	Mar. 30,
	2004	2003
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income	$8,055	$7,056
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	3,736	3,682
Amortization	1,192	1,105
Stock-based compensation	407	303
Deferred income taxes	(667)	704
Net gain on sale of assets	(552)	(25)
Net loss on investments	42	784
Changes in current assets and liabilities (net of the effects of the purchase and sale of properties) which provided (used) cash:
Trade accounts receivable	7,222	6,299
Inventory	(2,890)	(468)
Other assets	(3,582)	(5,617)
Trade accounts payable and other liabilities	1,828	(604)
Income taxes (receivable)/payable	12,508	3,726

NET CASH FROM OPERATING ACTIVITIES	27,299	16,945

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(1,222)	(3,748)
Purchase of newspaper properties and distribution businesses, net of cash acquired	(704)	(625)
Purchases of marketable securities	(164,245)	(68,237)
Sales of marketable securities	159,028	55,032
Return of capital in (investment in) joint ventures and limited partnerships	566	(1,534)
Increase in restricted cash and investments	(3,750)	(3,750)
Discretionary funding of retirement obligations	0	(10,837)

NET CASH FROM INVESTING ACTIVITIES	(10,327)	(33,699)

CASH FLOWS FROM FINANCING ACTIVITIES:
Dividends paid	(4,089)	(3,840)
Proceeds from exercise of stock options	2,387	711
Proceeds from employee stock purchase plan	251	224
Purchase of treasury stock	(8)	0

NET CASH FROM FINANCING ACTIVITIES	(1,459)	(2,905)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	15,513	(19,659)
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	27,552	81,517

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$43,065	$61,858

(Continued)

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid (received) during the period for:
Interest paid	$3,139	$4,649
Interest received	(1,243)	(804)
Income taxes paid	10	23
Income tax refunds	(7,000)	(126)
SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND FINANCING ACTIVITIES:
Increase in dividends payable and decrease in retained earnings	$0	$3,844

See notes to condensed consolidated financial statements.	(Concluded)

PULITZER INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Fiscal Year — Pulitzer Inc. and its subsidiaries and affiliated entities’ (“the Company”) fiscal year ends on the last Sunday of the calendar year. For 2004, the Company’s fiscal year began on December 29, 2003 and will end on December 26, 2004. For 2003, the Company’s fiscal year began on December 30, 2002 and ended on December 28, 2003.

     Basis of Consolidation — The condensed consolidated financial statements include the accounts of Pulitzer Inc. and its subsidiary companies, all of which are wholly-owned except for Pulitzer Inc.’s (including another subsidiary) 95 percent interest in the results of operations of the St. Louis Post-Dispatch LLC (“PD LLC”) and STL Distribution Services LLC (“DS LLC”), a distribution company serving the St. Louis market, and 50 percent interest in the results of operations of the Tucson Newspaper Agency (“TNI”). All significant intercompany transactions have been eliminated from the condensed consolidated financial statements.

     Interim Adjustments — In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the Company’s consolidated financial position as of March 28, 2004 and December 28, 2003 and the results of operations and cash flows for the three-month periods ended March 28, 2004 and March 30, 2003. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 28, 2003. Consolidated results of operations and cash flows for interim periods are not necessarily indicative of the results to be expected for the full year.

     Earnings Per Share of Stock — Basic earnings per share of stock is computed using the weighted average number of common and Class B common shares outstanding during the applicable period. Diluted earnings per share of stock is computed using the weighted average number of common and Class B common shares outstanding and common stock equivalents (primarily outstanding stock options). Weighted average shares used in the calculation of basic and diluted earnings per share are summarized as follows:

	First Quarter Ended
	Mar. 28,	Mar. 30,
	2004	2003
	(In thousands)
Weighted average shares outstanding (Basic EPS)	21,541	21,346
Common stock equivalents	314	116

Weighted average shares outstanding and Common stock equivalents (Diluted EPS)	21,855	21,462

     Common stock equivalents included in the diluted earnings per share calculation were determined using the treasury stock method. Under the treasury stock method, outstanding stock options are dilutive when the average market price of the Company’s common stock exceeds the option exercise price during a period. In addition, proceeds from the assumed exercise of dilutive options along with the related tax benefit are assumed to be used to repurchase common shares at the average market price of such stock during the period.

     Financing Arrangements — In December 2001 and August 2003 the Company executed fixed-to-floating interest rate swap contracts in the current combined amount of $150.0 million. The swap contracts mature with the Company’s debt on April 28, 2009. The Company accounts for all swaps as fair value hedges and employs the short cut method. These interest rate swap contracts have the effect of converting the interest cost for $150.0 million of the Company’s debt from fixed rate to variable rate. As of March 28, 2004, approximately 49 percent of the Company’s long-term interest cost is subject to variable rates.

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

     Stock-Based Employee Compensation — The Company has two stock-based employee compensation plans. The Company accounts for those plans under the recognition and measurement principals of Accounting Principles Board Opinion No. 25 (“APB 25”), Accounting for Stock Issued to Employees, and related interpretations. Stock-based compensation cost associated with restricted stock grants, restricted stock awards, and stock options granted to certain TNI employees, is reflected in net income for 2004 and 2003. No stock-based employee compensation cost is reflected in net income for stock option plans as all options granted under those plans had an exercise price equal to the fair market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation (“SFAS No. 123”), to stock-based employee compensation. The Company has estimated the fair value of its option grants by using the binomial options pricing model.

	First Quarter Ended
	Mar. 28,	Mar. 30,
	2004	2003
	(In thousands, except earnings per share)
Net income, as reported	$8,055	$7,056
Add: Stock-based compensation expense included in reported net income, net of related tax effects	244	190
Deduct: Total stock-based compensation expense determined under fair value based method for all awards, net of related tax effect	(1,313)	(1,237)

Pro forma net income	$6,986	$6,009

Pro forma earnings per share:
Basic — as reported	$0.37	$0.33
Basic — pro forma	$0.32	$0.28
Pro forma earnings per share:
Diluted — as reported	$0.37	$0.33
Diluted — pro forma	$0.32	$0.28

     New Accounting Pronouncements - In December 2003, the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the “Act”) was signed into law. The Act introduced a prescription drug benefit under Medicare (Medicare Part D) and a federal subsidy to sponsors of retiree health care benefit plans that provide a benefit that is at least actuarially equivalent (as that term is defined in the Act) to Medicare Part D. At present, detailed regulations necessary to implement the Act have not been issued. Additionally, certain accounting issues raised by the Act are not explicitly addressed in existing accounting literature, such as FASB Statement No. 106, Employers’ Accounting for Postretirement Benefits Other than Pensions. FASB Staff Position 106-1, Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (“FSP 106-1”), which is effective for interim or annual financial statements for fiscal years which ended after December 7, 2003, permits a sponsor of a postretirement health care plan that provides a prescription drug benefit to make a one-time election to defer accounting for the effects of the Act.

     The Company decided to recognize the effects of the Act on the Company’s accumulated postretirement benefit obligation (“APBO”) and postretirement benefit costs initially in the first quarter of 2004. The Company has concluded that it qualifies for the subsidy under the Act since the prescription drug benefits provided under the Company’s postretirement healthcare plans generally require lower premiums from covered retirees and have lower deductibles than the benefits provided in Medicare Part D and, therefore, are “actuarially equivalent” to or better than the benefits provided under the Act. In addition, the Company does not anticipate any material change in the participation rate or per capita claims costs as a result of the Act.

     The Company estimates that the provisions of the Act will lower the APBO by approximately $12 million which will be treated as a negative prior service cost that will be amortized beginning on March 8, 2004. This amortization will result in a $1.3 million reduction to the APBO and postretirement benefit costs in 2004, against which no income tax provision will be made in accordance with the Act. Specific authoritative guidance on the accounting for the federal subsidy is pending, and that guidance, when issued, could require the Company to change previously reported information.

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

     Reclassifications — Certain reclassifications have been made to the 2003 consolidated financial statements to conform with the presentation made in 2004.

2. TUCSON NEWSPAPER PARTNERSHIP

     In Tucson, Arizona, a separate partnership, TNI Partners, (“TNI”), acting as agent for the Company’s subsidiary, Star Publishing Company (“Star Publishing”), and Gannett Co. Inc. (“Gannett”), is responsible for printing, delivery, advertising, and circulation of the Arizona Daily Star (the “Star”) and the Tucson Citizen (the “Citizen”). TNI collects all of the receipts and income relating to the Star and the Citizen and pays all operating expenses incident to the partnership’s operations and publication of the newspapers. Each newspaper is solely responsible for its own news and editorial content. Net pretax income or net pretax loss of TNI is allocated equally to Star Publishing and Gannett. The Company’s 50 percent share of TNI’s operating results is reported as “Equity in earnings of Tucson newspaper partnership” in the accompanying condensed consolidated statements of income.

     Summarized financial information for TNI is as follows:

	Mar. 28,	Dec. 28,
	2004	2003
	(In thousands)
Current assets	$14,718	$15,935
Current liabilities	$8,411	$9,315
Partners’ equity	$6,307	$6,620

	First Quarter Ended
	Mar. 28,	Mar. 30,
	2004	2003
Operating revenues	$27,046	$27,480
Operating income	$7,834	$8,292
Company’s share of operating income before depreciation, amortization, and general and administrative expense (1)	$3,917	$4,146

(1)	Star Publishing depreciation, amortization, and general and administrative expenses are reported as operating expenses on the Company’s condensed consolidated statements of income. In aggregate, these amounts totaled $765,000 and $657,000 for the first quarter of 2004 and 2003, respectively.

3. ACQUISITION OF PROPERTIES

     In the first quarter of 2004, Pulitzer Inc. subsidiaries acquired businesses, principally weekly newspapers and niche publications that complement Pulitzer Newspapers, Inc. and its subsidiaries’ (the “PNI Group”) daily newspaper operations in Coos Bay, Oregon and Bloomington, Illinois, for an aggregate price of approximately $0.7 million. In the first quarter of 2003 Pulitzer Inc. subsidiaries acquired businesses, principally St. Louis newspaper distribution businesses, totaling $0.6 million. Pro forma results of these acquisitions were not material and are, therefore, not presented.

4. GOODWILL AND OTHER INTANGIBLE ASSETS

     Changes in the carrying amounts of goodwill and other intangible assets of the Company for the three months ended March 28, 2004 were as follows:

		Other
		Intangible
(In thousands)	Goodwill	Assets
Balance at December 28, 2003	$811,409	$37,217
Additions during the period	315	382
Amortization expense	0	(1,192)

Balance at March 28, 2004	$811,724	$36,407

     Other intangible assets at March 28, 2004 and December 28, 2003 were as follows:

		Accumulated	Net
(In thousands)	Cost	Amortization	Cost
March 28, 2004
Other intangible assets:
Advertising base	$33,750	$7,899	$25,851
Subscriber lists	23,449	14,731	8,718
Long-term pension asset	1,260	0	1,260
Non-compete agreements and other assets	5,376	4,798	578

Total other intangible assets	$63,835	$27,428	$36,407

December 28, 2003
Other intangible assets:
Advertising base	33,552	7,487	26,065
Subscriber lists	23,300	14,040	9,260
Long-term pension asset	1,260	0	1,260
Non-compete agreements and other assets	5,341	4,709	632

Total other intangible assets	$63,453	$26,236	$37,217

     Pretax amortization expense of other intangible assets for the first quarter ended March 28, 2004 was $1.2 million and annually over the next six years is estimated to be: $4.7 million for 2004 and 2005, $4.5 million for 2006, $2.4 million for 2007, and $1.9 million for 2008 and 2009.

5.	COMPONENTS OF PENSION AND OTHER BENEFIT PLANS NET PERIODIC BENEFIT COSTS

     The Company has several funded and unfunded noncontributory defined benefit pension plans that together cover a significant portion of its employees. Benefits under the plans are generally based on salary and years of service. The Company’s liability and related expense for benefits under the plans are recorded over the service period of active employees based upon annual actuarial calculations. Plan funding strategies are influenced by tax regulations. Plan assets consist primarily of domestic and foreign corporate equity securities, government and corporate bonds, and cash.

     In addition, the Company provides retiree medical and life insurance benefits under varying postretirement plans at several of its operating locations. The level and adjustment of participant contributions vary depending on the specific postretirement plan. In addition, PD LLC provides postemployment disability benefits to certain employee groups prior to retirement at the St Louis Post-Dispatch (“Post-Dispatch”). The Company’s liability and related expense for benefits under the postretirement plans are recorded over the service period of active employees based upon annual actuarial calculations. The Company accrues postemployment disability benefits when it becomes probable that such benefits will be paid and when sufficient information exists to make reasonable estimates of the amounts to be paid.

     The Company uses a September 30 measurement date for all of its pension and postretirement plan obligations.

     The pension cost components for the Company’s pension and postretirement plans are as follows:

	Pension Benefits		Other Benefits
	First Quarter Ended
	Mar. 28,	Mar. 30,	Mar. 28,	Mar. 30,
	2004	2003	2004	2003
		(In thousands)
Service cost for benefits earned during the period	$1,225	$1,092	$712	$582
Interest cost on projected benefit obligation	2,331	2,323	1,757	1,670
Expected return on plan assets	(2,776)	(2,466)	(284)	(192)
Amortization of prior service cost	78	78	0	3
Amortization of transition obligation	0	14	0	0
Amortization of loss	364	100	282	90
Cost for special termination benefits	0	32	0	0

Net periodic pension cost	$1,222	$1,173	$2,467	$2,153

     Based on the Company’s forecast at March 28, 2004, the Company expects to contribute $1.4 million to its pension plans and $6.5 million to its postretirement plans in 2004.

6.	COMMITMENTS AND CONTINGENCIES

Capital Commitments

     As of March 28, 2004, the Company had construction and equipment commitments of approximately $2.8 million.

Investment Commitments

     As of March 28, 2004, the Company had an unfunded capital contribution commitment of approximately $7.1 million related to its investment in a limited partnership not associated with or involved in the Company’s operations.

Merger Agreement Indemnification

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

     Pursuant to the Merger Agreement, Pulitzer Inc. is obligated to indemnify Hearst-Argyle against losses related to: (i) on an after tax basis, certain tax liabilities, including (A) any transfer tax liability attributable to the Spin-off, (B) with certain exceptions, any tax liability of Old Pulitzer, or any subsidiary of Old Pulitzer attributable to any tax period (or portion thereof) ending on or before the closing date of the Merger, including tax liabilities resulting from the Spin-off, and (C) any tax liability of Pulitzer Inc. or any subsidiary of Pulitzer Inc.; (ii) liabilities and obligations under any employee benefit plans not assumed by Hearst-Argyle; and (iii) certain other matters as set forth in the Merger Agreement.

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

     The Company does not believe that Old Pulitzer realized any taxable gain in connection with the Spin-off, and in January 2002, it contested the IRS’ proposed increase in a formal written protest filed with the IRS Appeals Office. In a letter addressed to the Company’s representatives, the IRS Appeals Officer indicated that he supports the position asserted by the IRS and is inclined to sustain substantially the entire amount of the IRS’ proposed increase in Old Pulitzer’s taxable income. The Company’s representatives have responded to the IRS Appeals Officer’s letter and are continuing their discussions regarding the Company’s position. While there can be no assurance that the Company will completely prevail in its position, it continues to believe that the IRS’ position is not supported by the facts or applicable legal authority. The Company intends to vigorously contest the IRS’ proposed increase in Old Pulitzer’s taxable income and has not accrued any liability in connection with this matter. If the Company and the IRS are unable to resolve their differences in the IRS Appeals Office, the Company likely will pursue its case before the United States Tax Court.

Potential Income Tax Refund

     On August 30, 2002, the Company, on behalf of Old Pulitzer, filed with the IRS amended federal corporate income tax returns for the years ended December 1997 and 1998 and March 1999 in which refunds of tax in the aggregate amount of approximately $8.1 million, plus interest, were claimed. These refund claims were based on the Company’s contention that Old Pulitzer was entitled to deduct certain fees and expenses which it had not previously deducted and which Old Pulitzer had incurred in connection with its investigation of several strategic alternatives and potential transactions prior to its decision to proceed with the Broadcast Transaction. Under the Merger Agreement, the Company is entitled to any amounts recovered from the IRS as a result of these refund claims, although there can be no assurance that the IRS will approve all or any portion of these refund claims. Discussions between the Company’s representatives and the IRS regarding these refund claims are ongoing, and no receivable has been recognized in connection with these refund claims. Any income tax refunds would be recorded as an adjustment to additional paid-in-capital, and any related interest received would be reflected as a component of net income in the period recognized.

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

     During the first ten years of its term, PD LLC is restricted from making distributions (except under specified circumstances), capital expenditures and member loan repayments unless it has set aside out of its cash flow a reserve equal to the product of $15.0 million and the number of years since May 1, 2000, but not in excess of $150.0 million (the “Reserve”). PD LLC is not required to maintain the Reserve after May 1, 2010. On May 1, 2010, Herald will have a one-time right to require PD LLC to redeem Herald’s interest in PD LLC, together with Herald’s interest, if any, in another limited liability company in which Pulitzer Inc. is the managing member and which is engaged in the business of delivering publications and products in the greater St. Louis metropolitan area (“DS LLC”). The May 1, 2010 redemption price for Herald’s interest will be determined pursuant to a formula yielding an amount which will result in the present value to May 1, 2000 of the after-tax cash flows to Herald (based on certain assumptions) from PD LLC, including the Initial Distribution and the special distribution described below, if any, and from DS LLC, being equal to $275.0 million. In the event that PD LLC has an increase in the tax basis of its assets as a result of Herald’s recognizing taxable income from certain transactions effected under the agreement governing the contributions of Pulitzer Inc. and one of its subsidiaries and Herald to PD LLC or the Operating

Agreement or from the transactions effected in connection with the organization of DS LLC, Herald generally will be entitled to receive a special distribution from PD LLC in an amount that corresponds, approximately, to the present value of the after-tax benefit to the members of PD LLC of the tax basis increase. Upon the termination of PD LLC and DS LLC, which will be on May 1, 2015 (unless Herald exercises the redemption right described above), Herald will be entitled to the liquidation value of its interests in PD LLC and DS LLC, to be paid in cash by Pulitzer Inc. That amount will be equal to the amount of Herald’s capital accounts, after allocating the gain or loss that would result from a cash sale of PD LLC and DS LLC’s assets for their fair market value at that time. Herald’s share of such gain or loss generally will be 5 percent, but will be reduced (but not below 1 percent) to the extent that the present value to May 1, 2000 of the after-tax cash flows to Herald from PD LLC and from DS LLC, including the Initial Distribution, the special distribution described above, if any, and the liquidation amount (based on certain assumptions), exceeds $325.0 million.

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

Legal Contingencies

     In the lawsuit filed in the Missouri Circuit Court, Twenty-Second Judicial Circuit (City of St. Louis, Missouri), described in the Company’s Annual Report on Form 10-K for the year ended December 28, 2003, by a group of 33 independent carriers (the “Plaintiffs”) engaged in the business of delivering the Post-Dispatch pursuant to home delivery contracts involving 44 carrier routes, the Court has set a trial date of May 17, 2004, having denied the dispositive motions of Pulitzer Inc., PD LLC and Suburban Journals LLC (the “Defendants”) on the substance of Plaintiffs’ three claims. The Defendants continue to deny any liability, are vigorously defending the suit and believe that they have meritorious defenses and, therefore, the Company has not accrued a liability in connection with this lawsuit. While the ultimate outcome of litigation cannot be predicted with certainty, management, based on its understanding of the facts, does not believe the ultimate resolution of this litigation will have a materially adverse effect on the Company’s consolidated financial position. However, depending upon the period of resolution, such effect could be material to the consolidated financial results of an individual period.

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

7.	OPERATING REVENUES

     The Company’s consolidated operating revenues consist of the following:

	First Quarter Ended
	Mar. 28,	Mar. 30,
	2004	2003
St. Louis operations	$73,382	$70,949
Pulitzer Newspapers, Inc.	29,353	27,283

Total	$102,735	$98,232

******

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Statements in this Quarterly Report on Form 10-Q concerning the Company’s business outlook or future economic performance, anticipated profitability, revenues, expenses or other financial items, together with other statements that are not historical facts, are “forward-looking statements” as that term is defined under the Federal Securities Laws. Forward-looking statements are subject to risks, uncertainties and other factors which could cause actual results to differ materially from those stated in such statements. Such risks, uncertainties and other factors include, but are not limited to, industry cyclicality, the seasonal nature of the business, changes in pricing or other actions by competitors or suppliers (including newsprint suppliers), outcome of labor negotiations, capital or similar requirements, and general economic conditions, any of which may impact advertising and circulation revenues and various types of expenses, as well as other risks detailed in the Company’s filings with the Securities and Exchange Commission including this Quarterly Report on Form 10-Q. Although the Company believes that the expectations reflected in “forward-looking statements” are reasonable, it cannot guarantee future results, levels of activity, performance or achievements. Accordingly, investors are cautioned not to place undue reliance on any such “forward-looking statements,” and the Company disclaims any obligation to update the information contained herein or to publicly announce the result of any revisions to such “forward-looking statements” to reflect future events or developments.

GENERAL

     Pulitzer Inc. (together with its subsidiaries and affiliated entities, the “Company”) is a newspaper publishing company with integrated Internet operations in 14 United States markets, the largest of which is St. Louis, Missouri. For the first quarter of 2004, the Company’s St. Louis operations contributed approximately 71 percent of reported revenue.

     Pulitzer Inc. is the successor to the company founded by the first Joseph Pulitzer in 1878 to publish the original St. Louis Post-Dispatch (the “Post-Dispatch"). The Company and its predecessors have operated continuously since 1878 with the involvement of the Pulitzer family. Michael E. Pulitzer, a grandson of the founder, currently serves as Chairman of the Board of the Company.

     The Company’s newspaper holdings include operations in St. Louis, Missouri, where its subsidiariy, St. Louis Post-Dispatch LLC (“PD LLC”), publishes the Post-Dispatch, the only major daily newspaper serving the greater St. Louis metropolitan area, and in Tucson, Arizona, where its subsidiary, Star Publishing Company (“Star Publishing”), publishes the Arizona Daily Star (the "Star”). In Tucson, Star Publishing shares, on an equal basis, the combined results of the Star and the Tucson Citizen (the “Citizen”), published by the Gannett Co., Inc. (“Gannett”).

     The St. Louis newspaper operations include the Suburban Journals (the “Suburban Journals”), acquired by Suburban Journals of Greater St. Louis LLC in August 2000. The Suburban Journals are a group of 38 weekly papers and various niche publications that focus on providing local news and editorial content to the communities that they serve and have a combined average weekly distribution of approximately 1.3 million.

     As a result of the May 1, 2000 transaction that created PD LLC, PD LLC operates the Post-Dispatch. Pulitzer Inc. and one of its subsidiaries hold a 95 percent interest in the results of PD LLC operations. Prior to May 1, 2000, Pulitzer Inc. shared the operating profits and losses of the Post-Dispatch on a 50-50 basis with The Herald Company, Inc. (“Herald”).

     Pulitzer Inc.’s wholly owned subsidiary, Pulitzer Newspapers, Inc. (“PNI”), and its subsidiaries (collectively, the “PNI Group”) publish 12 dailies that serve markets in the Midwest, Southwest and West, as well as more than 65 weekly newspapers, shoppers and niche publications.

     The Company’s revenues are derived primarily from advertising and circulation, which have respectively averaged approximately 78 percent and 20 percent of total revenue over the last five years. Advertising rates and rate structures and resulting revenues vary among publications based, among other things, on circulation, type of advertising, local market conditions and competition.

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

Acquisition and Disposition of Properties

     In the first quarter of 2004, Pulitzer Inc. subsidiaries acquired businesses, principally weekly newspapers and niche publications that complement the PNI Group’s daily newspaper operations in Coos Bay, Oregon and Bloomington, Illinois, for an aggregate price of approximately $0.7 million. In the first quarter of 2003 Pulitzer Inc. subsidiaries acquired businesses, principally St. Louis newspaper distribution businesses, totaling $0.6 million. Pro forma results of these acquisitions were not material and are, therefore, not presented.

Critical Accounting Policies

     The Company regularly reviews its selection and application of significant accounting policies and related financial disclosures. The application of these accounting policies requires that management make estimates and judgments. The estimates that affect the application of the most critical accounting policies and require the most significant judgments are outlined in Management’s Discussion and Analysis of Financial Condition and Results of Operations — “Critical Accounting Policies” — contained in our Annual Report on Form 10-K for the year ended December 28, 2003.

FIRST QUARTER ENDED MARCH 28, 2004 COMPARED WITH QUARTER ENDED MARCH 30, 2003

Executive Overview

     Operating revenue increased 4.6 percent to $102.7 million for the first quarter of 2004 versus $98.2 million in 2003, reflecting a 5.6 percent increase in advertising revenue and a 1.8 percent increase in circulation revenue. The advertising revenue increase resulted, principally, from (a) a 3.9 percent increase in retail advertising revenue, including retail preprints, reflecting gains from smaller local advertisers, growth in the furniture, grocery and home improvement categories, and revenues from Local Values, the Post-Dispatch’s new direct mail initiative; and (b) a 10.9 percent increase from classified advertising, reflecting an 11.4 percent increase in help wanted advertising, a 16.6 percent increase in real estate advertising, and a 6.3 percent increase in automotive advertising. The retail and classified advertising revenue increases were partially offset by a 5.6 percent decrease in national advertising, including national preprints, principally due to weakness in the telecommunication and travel categories.

     Operating expenses for the first quarter of 2004 increased 5.8 percent to $90.4 million from $85.4 million in the first quarter of 2003, principally due to increased labor and employee benefit costs, increased newsprint expense, principally as a result of higher newsprint prices compared to the first quarter of 2003, incremental operating expenses from PNI Group newspaper acquisitions, and distribution and production expenses related to Local Values. These expense increases were partially offset by decreased bad debt expense. First quarter 2004 operating income decreased to $16.2 million, or 4.2 percent, from $16.9 million in the first quarter of 2003.

     First quarter 2004 net income increased to $8.1 million, or $0.37 per diluted share, compared to $7.1 million, or $0.33 per diluted share for the first quarter of 2003. The increase in 2004 net income was principally due to decreased interest expense resulting from the Company’s interest rate swap contracts attributable to declining interest rates during the quarter, lower adjustments to the carrying value of certain non-operating investments during the first quarter of 2004 compared to the prior year, a $0.6 million gain on the sale of marketable securities and increased interest income due to higher yields on invested funds, partially offset by a decrease in operating income.

Operating Results

     Operating revenue for the first quarter of 2004 increased to $102.7 million, or 4.6 percent, from $98.2 million in the first quarter of 2003. Retail advertising revenue increased 4.8 percent to $27.8 million in the first quarter of 2004 from $26.6 million in the prior year. The increase was driven by a 13.1 percent rise in revenue from small to mid-size advertisers in St. Louis and the PNI Group’s 2003 and 2004 newspaper acquisitions. These increases were partially offset by weakness in the department store, furniture and home improvement categories. Preprint revenue increased 3.5 percent to $14.2 million in 2004 from $13.7 million in 2003.

     National advertising revenue decreased 9.7 percent in first quarter of 2004, to $6.2 million compared to $6.8 million in 2003. The decrease resulted, principally, from weakness in the telecommunication and travel categories in St. Louis, partially offset by increased revenue from the national automotive category.

     First quarter 2004 classified advertising revenue increased 10.9 percent to $32.2 million from $29.1 million in 2003. Demand for classified advertising was broad-based, with each major classified revenue category increasing compared to the comparable quarter in 2003. Real estate, help wanted and automotive classified revenue categories reported year-over-year revenue increases of 16.6 percent, 11.4 percent and 6.3 percent, respectively. The Company’s classified advertising revenue percentage changes for the first quarter of 2004 versus the comparable period of 2003 are summarized in the table below:

	Pulitzer	St. Louis	PNI Group
Classified advertising revenue
First Quarter 2004 vs.	percentage change from comparable
First Quarter 2003	prior year period
Automotive	+6.3%	+7.0%	+3.9%
Help Wanted	+11.4%	+6.3%	+31.2%
Real Estate	+16.6%	+10.3%	+33.4%
Total Classified	+10.9%	+7.8%	+20.3%

     Circulation revenues increased $0.4 million, or 1.8 percent, in the first quarter of 2004. Other publishing revenues decreased $0.1 million, or 6.8 percent, due principally to decreased commercial printing revenue.

     Operating expense increased 5.8 percent in first quarter of 2004 to $90.4 million compared to $85.4 million in the first quarter of 2003. Labor and employee benefits costs increased 2.2 percent, reflecting increased salary expense, increased healthcare costs and higher pension expense and post-retirement healthcare benefit expense. These increases were partially offset by a 2.1 percent reduction in full-time equivalent employees (“FTEs”) related to improved production and distribution efficiencies in St. Louis and operating efficiencies at the PNI Group resulting from the combination of certain weekly and daily newspaper operations.

     Newsprint expense increased 10.3 percent in the first quarter of 2004 to $11.0 million from $10.0 million in the first quarter of 2003, resulting, principally, from a 9.4 percent increase in newsprint prices, higher newsprint consumption associated with the PNI Group’s 2004 and 2003 acquisitions and the redesign and expansion of the editorial content of the Suburban Journals in St. Louis.

     Depreciation and amortization expense increased 2.9 percent to $4.9 million in the first quarter of 2004 compared to $4.8 million in the first quarter of 2003.

     Equity in earnings of Tucson newspaper partnership (“TNI”) decreased 5.5 percent to $3.9 million from $4.1 million in the first quarter of 2004 due, principally, to decreased retail and national advertising revenue and higher newsprint expense, principally driven by increased newsprint prices.

     First quarter 2004 operating income decreased 4.2 percent to $16.2 million from $16.9 million in the first quarter of 2003.

Non-Operating Items

     Interest expense, net of interest income, decreased in the first quarter to $3.5 million from $4.5 million in the same quarter of 2003, principally due to savings from the Company’s interest rate swaps and higher yields on invested funds. In addition, the Company realized a $0.6 million gain on the sale of marketable securities. The effective income tax rate for the first quarter of 2004 and 2003 was 37.0 percent.

Net Income

     For the first quarter 2004 the Company reported net income of $8.1 million, or $0.37 per diluted share, compared to $7.1 million, or $0.33 per diluted share, in the comparable quarter of 2003.

LIQUIDITY AND CAPITAL RESOURCES

     As of March 28, 2004, the Company had an unrestricted cash and marketable securities balance of $197.3 million compared to $176.2 million as of December 28, 2003. The increase resulted principally from an increase in first quarter 2004 net income, the receipt of 2003 income tax refunds and the absence, in 2004, of discretionary contributions to fund the Company’s retirement obligations.

     At both March 28, 2004, and December 28, 2003, the Company had $306.0 million of outstanding debt pursuant to a loan agreement between PD LLC and a group of institutional lenders led by Prudential Capital Group (the “Loan”). The aggregate principal amount of the Loan is payable on April 28, 2009, and bears interest at an annual rate of 8.05 percent.

     The agreements with respect to the Loan (the “Loan Agreements”) contain certain covenants and conditions including the maintenance of cash flow and various other financial ratios, minimum net worth requirements and limitations on the incurrence of other debt. In addition, the Loan Agreements and the PD LLC Operating Agreement (the “Operating Agreement”) require that PD LLC maintain a minimum reserve balance consisting of cash and investments in U.S. government securities, totaling approximately $58.6 million as of March 28, 2004. The Loan Agreements and the Operating Agreement provide for a $3.75 million quarterly increase in the minimum reserve balance through May 1, 2010, when the amount will total $150.0 million. There is no requirement for the Company to maintain the reserve balance subsequent to May 1, 2010.

     The Company expects to spend approximately $10.0 million to $12.0 million on property, plant and equipment in 2004. As of March 28, 2004, the Company had capital commitments for buildings and equipment replacements of approximately $2.8 million. In addition, as of March 28, 2004, the Company had an unfunded capital contribution commitment of approximately $7.1 million related to its investment in a limited partnership not associated with or involved in the Company’s operations.

     In order to build a stronger, more direct relationship with the readers of the Post-Dispatch, PD LLC has purchased a number of distribution businesses from independent carriers and dealers over the past four years, and it may continue to purchase additional distribution businesses from time to time in the future. As of March 28, 2004, PD LLC owned approximately 70 percent of its circulation routes covering approximately 70 percent of the Post-Dispatch’s daily home delivery and 75 percent of single copy distribution in the newspaper’s designated market.

     The Company’s Board of Directors previously authorized the repurchase of up to $100.0 million of the Company’s outstanding capital stock. The Company’s repurchase program provides for the purchase of both common and Class B common shares in either the open market or in privately negotiated transactions. As of March 28, 2004, the Company had repurchased under this authority 1,000,000 shares of Class B common stock and 532,987 shares of common stock for a combined purchase price of $62.2 million, leaving $37.8 million in remaining share repurchase authority.

     The Company generally expects to generate sufficient cash from operations to cover capital expenditures, working capital requirements, stock repurchases, and dividend payments. Cash flows from operations are dependent upon, among other things, the continued acceptance of newspaper advertising at current or increased levels and the availability of raw materials, principally newsprint.

CASH FLOWS

     Cash flow from operations is the Company’s primary source of liquidity. Cash provided from operating activities for the first three months of 2004 was $27.3 million compared to $16.9 million in 2003. The increase resulted principally from 2003 income tax refunds and increased net income.

     Cash used for investing activities during the first three months of 2004 was $10.3 million compared to $33.7 million used in the first three months 2003. The Company expended $5.2 million, net, for the purchase of marketable securities in 2004 compared to a net expenditure of $13.2 million in the first three months of 2003. The Company made no discretionary contributions to fund retirement obligations during the first quarter of 2004 compared to a

$10.8 million contribution in the first quarter of 2003. In addition, capital expenditures decreased by $2.5 million in the first three months of 2004 to $1.2 million from $3.7 million in 2003.

     Cash used for financing activities during the first three months of 2004 was $1.5 million compared to $2.9 million used in the first three months of 2003. The decrease in cash used was due to increased proceeds from the exercise of stock options, partially offset by increased dividend payments in the first three months of 2004 versus 2003.

OTHER

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

     The Company does not believe that Old Pulitzer realized any taxable gain in connection with the Spin-off, and in January 2002, it contested the IRS’ proposed increase in a formal written protest filed with the IRS Appeals Office. In a letter addressed to the Company’s representatives, the IRS Appeals Officer indicated that he supports the position asserted by the IRS and is inclined to sustain substantially the entire amount of the IRS’ proposed increase in Old Pulitzer’s taxable income. The Company’s representatives have responded to the IRS Appeals Officer’s letter and are continuing their discussions regarding the Company’s position. While there can be no assurance that the Company will completely prevail in its position, it continues to believe that the IRS’ position is not supported by the facts or applicable legal authority. The Company intends to vigorously contest the IRS’ proposed increase in Old Pulitzer’s taxable income and has not accrued any liability in connection with this matter. If the Company and the IRS are unable to resolve their differences in the IRS Appeals Office, the Company likely will pursue its case before the United States Tax Court.

Potential Income Tax Refund

     On August 30, 2002, the Company, on behalf of Old Pulitzer, filed with the IRS amended federal corporate income tax returns for the years ended December 1997 and 1998 and March 1999 in which refunds of tax in the aggregate amount of approximately $8.1 million, plus interest, were claimed. These refund claims were based on the Company’s contention that Old Pulitzer was entitled to deduct certain fees and expenses which it had not previously deducted and which Old Pulitzer had incurred in connection with its investigation of several strategic alternatives and potential transactions prior to its decision to proceed with the Broadcast Transaction. Under the Merger Agreement, the Company is entitled to any amounts recovered from the IRS as a result of these refund claims, although there can be no assurance that the IRS will approve all or any portion of these refund claims. Discussions between the Company’s representatives and the IRS regarding these refund claims are ongoing, and no receivable has been recognized in connection with these refund claims. Any income tax refunds would be recorded as an adjustment to additional paid-in-capital, and any related interest received would be reflected as a component of net income in the period recognized.

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

     During the first ten years of its term, PD LLC is restricted from making distributions (except under specified circumstances), capital expenditures and member loan repayments unless it has set aside out of its cash flow a reserve equal to the product of $15.0 million and the number of years since May 1, 2000, but not in excess of $150.0 million (the “Reserve”). PD LLC is not required to maintain the Reserve after May 1, 2010. On May 1, 2010, Herald will have a one-time right to require PD LLC to redeem Herald’s interest in PD LLC, together with Herald’s interest, if any, in another limited liability company in which Pulitzer Inc. is the managing member and which is engaged in the business of delivering publications and products in the greater St. Louis metropolitan area (“DS LLC”). The May 1, 2010 redemption price for Herald’s interest will be determined pursuant to a formula yielding an amount which will result in the present value to May 1, 2000 of the after-tax cash flows to Herald (based on certain assumptions) from PD LLC, including the Initial Distribution and the special distribution described below, if any, and from DS LLC, being equal to $275.0 million. In the event that PD LLC has an increase in the tax basis of its assets as a result of Herald’s recognizing taxable income from certain transactions effected under the agreement governing the contributions of Pulitzer Inc. and one of its subsidiaries and Herald to PD LLC or the Operating Agreement or from the transactions effected in connection with the organization of DS LLC, Herald generally will be entitled to receive a special distribution from PD LLC in an amount that corresponds, approximately, to the present value of the after-tax benefit to the members of PD LLC of the tax basis increase. Upon the termination of PD LLC and DS LLC, which will be on May 1, 2015 (unless Herald exercises the redemption right described above), Herald will be entitled to the liquidation value of its interests in PD LLC and DS LLC, to be paid in cash by Pulitzer Inc. That amount will be equal to the amount of Herald’s capital accounts, after allocating the gain or loss that would result from a cash sale of PD LLC and DS LLC’s assets for their fair market value at that time. Herald’s share of such gain or loss generally will be 5 percent, but will be reduced (but not below 1 percent) to the extent that the present value to May 1, 2000 of the after-tax cash flows to Herald from PD LLC and from DS LLC, including the Initial Distribution, the special distribution described above, if any, and the liquidation amount (based on certain assumptions), exceeds $325.0 million.

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

Legal Contingencies

     In the lawsuit filed in the Missouri Circuit Court, Twenty-Second Judicial Circuit (City of St. Louis, Missouri), described in the Company’s Annual Report on Form 10-K for the year ended December 28, 2003, by a group of 33 independent carriers (the “Plaintiffs”) engaged in the business of delivering the Post-Dispatch pursuant to home delivery contracts involving 44 carrier routes, the Court has set a trial date of May 17, 2004, having denied the dispositive motions of Pulitzer Inc., PD LLC and Suburban Journals LLC (the “Defendants”) on the substance of Plaintiffs’ three claims. The Defendants continue to deny any liability, are vigorously defending the suit and believe that they have meritorious defenses and, therefore, the Company has not accrued a liability in connection with this lawsuit. While the ultimate outcome of litigation cannot be predicted with certainty, management, based on its understanding of the facts, does not believe the ultimate resolution of this litigation will have a materially adverse effect on the Company’s consolidated financial position. However, depending upon the period of resolution, such effect could be material to the consolidated financial results of an individual period.

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

New Accounting Pronouncements

     In December 2003, the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the “Act”) was signed into law. The Act introduced a prescription drug benefit under Medicare (Medicare Part D) and a federal subsidy to sponsors of retiree health care benefit plans that provide a benefit that is at least actuarially equivalent (as that term is defined in the Act) to Medicare Part D. At present, detailed regulations necessary to implement the Act have not been issued. Additionally, certain accounting issues raised by the Act are not explicitly addressed in existing accounting literature, such as FASB Statement No. 106, Employers’ Accounting for Postretirement Benefits Other than Pensions. FASB Staff Position 106-1, Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (“FSP 106-1”), which is effective for interim or annual financial statements for fiscal years which ended after December 7, 2003, permits a sponsor of a postretirement health care plan that provides a prescription drug benefit to make a one-time election to defer accounting for the effects of the Act.

     The Company decided to recognize the effects of the Act on the Company’s accumulated postretirement benefit obligation (“APBO”) and postretirement benefit costs initially in the first quarter of 2004. The Company has concluded that it qualifies for the subsidy under the Act since the prescription drug benefits provided under the Company’s postretirement healthcare plans generally require lower premiums from covered retirees and have lower deductibles than the benefits provided in Medicare Part D and, therefore, are “actuarially equivalent” to or better than the benefits provided under the Act. In addition, the Company does not anticipate any material change in the participation rate or per capita claims costs as a result of the Act.

     The Company estimates that the provisions of the Act will lower the APBO by approximately $12 million which will be treated as a negative prior service cost that will be amortized beginning on March 8, 2004. This amortization will result in a $1.3 million reduction to the APBO and postretirement benefit costs in 2004, against which no income tax provision will be made in accordance with the Act. Specific authoritative guidance on the accounting for the federal subsidy is pending, and that guidance, when issued, could require the Company to change previously reported information.

Item 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Newsprint

     The primary raw material used in the Company’s operations is newsprint, representing 11.8 percent to 15.9 percent of operating expenses over the last five years. Based on the Company’s current level of newspaper operations, expected annual newsprint consumption for 2004 is estimated to be in the range of 103,000 metric tonnes. Historically, newsprint has been subject to significant price fluctuations from year to year, unrelated in many cases to general economic conditions. In the last five years, the Company’s average annual cost per metric tonne of newsprint has varied from its lowest price by approximately 27.8 percent. For every one dollar change in the Company’s average annual cost per metric tonne of newsprint, 2004 pre-tax income would change by approximately $103,000, assuming annual newsprint consumption of 103,000 metric tonnes. The Company attempts to obtain the best price available by combining newsprint purchases for its different newspaper locations with those of other newspaper companies. The Company considers its relationship with newsprint producers to be good. The Company has not entered into derivative contracts for newsprint.

Loan/Swaps

     At March 28, 2004, the Company had $306.0 million of outstanding debt pursuant to the Loan. The Loan bears interest at a fixed annual rate of 8.05 percent.

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

     Changes in market interest rates may cause the Company to incur higher or lower net interest expense. For example, for every 1.0 percent change in the variable interest rates associated with the Company’s interest rate swaps, the Company’s annual interest expense would change by approximately $1.5 million.

Item 4. CONTROLS AND PROCEDURES

     As of the end of the period covered by this report, the Company’s management, including the President and Chief Executive Officer and Senior Vice President-Finance and Chief Financial Officer, carried out an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based upon that evaluation, the Company’s President and Chief Executive Officer and Senior Vice President-Finance and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective in alerting them to material information, on a timely basis, required to be included in the Company’s periodic SEC filings. During the period covered by this report, there have been no significant changes in the Company’s internal control over financial reporting that have materially affected, or a reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II. OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS

     Please see Note 6 “Commitments and Contingencies” to the condensed consolidated financial statements included in Part I, Item 1 of this Form 10-Q.

Item 2. CHANGES IN SECURITIES, USE OF PROCEEDS AND ISSUER PURCHASES OF EQUITY SECURITIES

     None reportable.

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS

(a)	The Annual Meeting of Stockholders was held on April 27, 2004.

(b)	The following directors continued their term of office after the Annual Meeting of Stockholders:

Michael E. Pulitzer
Emily Rauh Pulitzer
William Bush
James M. Snowden, Jr.
Ronald H. Ridgway
Robert C. Woodworth
Susan T. Congalton
Ken J. Elkins
Alice B. Hayes
Richard W. Moore

(c)	The following nominees for election as directors received the votes indicated:

	For	Withheld	Abstain
Susan T. Congalton (Class C)	126,078,117	137,156	0
Ken J. Elkins (Class C)	123,457,577	2,757,696	0
Alice B. Hayes (Class C)	126,070,322	144,951	0
Richard W. Moore (Class C)	123,622,316	2,592,957	0

The proposal of a stockholder, The St. Louis Newspaper Guild, Local 36047 of the Communications Workers of America, requesting that the Board of Directors adopt a policy that it will voluntarily comply with certain new listing standards of the New York Stock Exchange which would require that the Board have a majority of independent directors, and have certain board committees composed entirely of independent directors was rejected by the vote indicated:

For:	3,665,597
Against:	121,494,365
Broker non-votes:	1,033,912
Abstain:	21,399

Ratification of the appointment of Deloitte & Touche LLP as the Company’s independent auditors for the fiscal year 2004 was approved by the vote indicated:

For :	126,124,664
Against:	71,504
Broker non-votes:	0
Abstain:	19,105

Item 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)	The following exhibits are filed as part of this report:

31.1	Certification by Robert C. Woodworth, President and Chief Executive Officer of Pulitzer Inc., pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, in connection with Pulitzer Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 28, 2004.

31.2	Certification by Alan G. Silverglat, Senior Vice President-Finance and Chief Financial Officer of Pulitzer Inc., pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, in connection with Pulitzer Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 28, 2004.

32.1	Certification by Robert C. Woodworth, President and Chief Executive Officer of Pulitzer Inc., pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, in connection with Pulitzer Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 28, 2004.

32.2	Certification by Alan G. Silverglat, Senior Vice President-Finance and Chief Financial Officer of Pulitzer Inc., pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, in connection with Pulitzer Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 28, 2004.

(b)	Reports on Form 8-K.

The Company filed a Current Report on Form 8-K on January 20, 2004 furnishing its i) press release which announced its consolidated financial results for the fourth quarter and full year ended December 28, 2003, and contained information regarding the Company’s full year 2004 base earnings guidance (as defined therein), and ii) statistical report for the four week and 52 week periods ended December 28, 2003.

The Company filed a Current Report on Form 8-K on February 19, 2004 furnishing its press release which contained the Company’s statistical report for the first period ended February 1, 2004, and which also contained information regarding the Company’s full year 2004 base earnings guidance (as defined therein).

The Company filed a Current Report on Form 8-K on April 16, 2004 furnishing its i) press release which announced its consolidated financial results for the first quarter ended March 28, 2004, and contained information regarding the Company’s full year 2004 base earnings guidance (as defined therein), and ii) statistical report for the four week and 13 week periods ended March 28, 2004.

All other items of this report are not applicable for the current quarter.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PULITZER INC. (Registrant)
Date: May 7, 2004	/s/ Alan G. Silverglat
(Alan G. Silverglat)
Senior Vice President-Finance and Chief Financial Officer (on behalf of the Registrant and as principal financial officer)

EXHIBIT INDEX

31.1	Certification by Robert C. Woodworth, President and Chief Executive Officer of Pulitzer Inc., pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, in connection with Pulitzer Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 28, 2004.

31.2	Certification by Alan G. Silverglat, Senior Vice President-Finance and Chief Financial Officer of Pulitzer Inc., pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, in connection with Pulitzer Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 28, 2004.

32.1	Certification by Robert C. Woodworth, President and Chief Executive Officer of Pulitzer Inc., pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, in connection with Pulitzer Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 28, 2004.

32.2	Certification by Alan G. Silverglat, Senior Vice President-Finance and Chief Financial Officer of Pulitzer Inc., pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, in connection with Pulitzer Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 28, 2004.