Form 10-Q
period 2004-06-27
PULITZER INC
filed 2004-08-06
CIK 1068848

FORM 10-Q

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 27, 2004

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

Yes ☒	No ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes ☒	No ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding 8/2/04
Common Stock	9,877,029
Class B Common Stock	11,736,592

Part I. FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

PULITZER INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited — In thousands, except earnings per share)

	Second Quarter Ended		Six Months Ended
	June 27,	June 29,	June 27,	June 29,
	2004	2003	2004	2003
OPERATING REVENUES:
Advertising
Retail	$30,996	$29,977	$58,825	$56,537
National	6,940	7,536	13,101	14,357
Classified	35,510	31,766	67,757	60,852

Subtotal	73,446	69,279	139,683	131,746
Preprints	17,166	15,803	31,384	29,535

Total advertising	90,612	85,082	171,067	161,281
Circulation	20,464	20,297	41,032	40,493
Other	1,977	1,733	3,689	3,570

Total operating revenues	113,053	107,112	215,788	205,344
OPERATING EXPENSES:
Payroll and other personnel expenses	46,569	44,718	92,928	90,073
Newsprint expense	12,086	11,091	23,122	21,094
Depreciation	3,760	3,702	7,496	7,384
Amortization	1,201	1,105	2,393	2,210
Other expenses	30,777	27,140	58,885	52,434

Total operating expenses	94,393	87,756	184,824	173,195
Equity in earnings of Tucson newspaper partnership	4,276	4,222	8,193	8,368

Operating income	22,936	23,578	39,157	40,517
Interest income	1,108	922	2,267	1,857
Interest expense	(4,946)	(5,274)	(9,640)	(10,732)
Net gain (loss) on marketable securities	(55)	33	497	58
Net loss on investments	0	(342)	(42)	(1,126)
Net other income (expense)	4	(3)	8	18

INCOME BEFORE PROVISION FOR INCOME TAXES	19,047	18,914	32,247	30,592
PROVISION FOR INCOME TAXES	6,855	7,003	11,739	11,328
MINORITY INTEREST IN NET EARNINGS OF SUBSIDIARIES	396	483	657	780

NET INCOME	$11,796	$11,428	$19,851	$18,484

(Continued)

	Second Quarter Ended		Six Months Ended
	June 27,	June 29,	June 27,	June 29,
	2004	2003	2004	2003
BASIC EARNINGS PER SHARE OF STOCK:
Basic earnings per share	$0.55	$0.53	$0.92	$0.87

Weighted average number of shares outstanding	21,589	21,382	21,565	21,364

DILUTED EARNINGS PER SHARE OF STOCK:
Diluted earnings per share	$0.54	$0.53	$0.91	$0.86

Weighted average number of shares outstanding	21,828	21,579	21,841	21,521

See notes to condensed consolidated financial statements.

(Concluded)

PULITZER INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited — In thousands)

	Second Quarter Ended		Six Months Ended
	June 27,	June 29,	June 27,	June 29,
	2004	2003	2004	2003
NET INCOME	$11,796	$11,428	$19,851	$18,484
OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAX:
Unrealized holding gains (losses) on marketable securities arising during the period	(1,456)	211	(1,048)	346
Realized (gains) losses arising during the period	34	(21)	(308)	(37)

Other comprehensive income items	(1,422)	190	(1,356)	309

COMPREHENSIVE INCOME	$10,374	$11,618	$18,495	$18,793

See notes to condensed consolidated financial statements.

PULITZER INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL POSITION
(Unaudited — In thousands)

	June 27,	Dec. 28,
	2004	2003
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$50,232	$27,552
Marketable securities	150,409	148,644
Trade accounts receivable (less allowance for doubtful accounts of $3,197 and $3,843)	51,621	54,700
Inventory	11,512	7,566
Income taxes receivable	0	7,097
Prepaid expenses and other	9,323	9,171

Total current assets	273,097	254,730

PROPERTIES:
Land	9,707	9,758
Buildings	73,184	73,192
Machinery and equipment	158,584	156,425
Construction in progress	2,459	1,256

Total	243,934	240,631
Less accumulated depreciation	131,708	124,550

Properties – net	112,226	116,081

INTANGIBLE AND OTHER ASSETS:
Goodwill	811,837	811,409
Intangible assets - net of accumulated amortization	36,720	37,217
Restricted cash and investments	62,310	54,810
Other	37,788	35,426

Total intangible and other assets	948,655	938,862

TOTAL	$1,333,978	$1,309,673

(Continued)

PULITZER INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL POSITION
(Unaudited — In thousands, except share data)

	June 27,	Dec. 28,
	2004	2003
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Trade accounts payable	$11,102	$9,995
Salaries, wages and commissions	13,880	15,595
Interest payable	3,717	3,582
Pension obligations	1,356	1,356
Income taxes payable	3,851	0
Other	11,462	9,766

Total current liabilities	45,368	40,294
LONG-TERM DEBT	306,000	306,000
PENSION OBLIGATIONS	6,992	5,239
POSTRETIREMENT AND POSTEMPLOYMENT BENEFIT OBLIGATIONS	64,850	61,265
OTHER LONG-TERM LIABILITIES	44,295	45,431
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS’ EQUITY:
Preferred stock, $.01 par value; 100,000,000 shares authorized; Issued and outstanding – none
Common stock, $.01 par value; 100,000,000 shares authorized; Issued 9,868,790 in 2004 and 9,682,134 in 2003	99	97
Class B common stock, convertible, $.01 par value; 100,000,000 Shares authorized; issued – 11,736,592 in 2004 and 11,834,592 in 2003	117	118
Additional paid-in capital	389,040	384,291
Retained earnings	489,100	477,437
Accumulated other comprehensive loss	(11,507)	(10,151)

Total	866,849	851,792
Unamortized restricted stock grants	(323)	(303)
Treasury stock – at cost; 1,191 and 1,061 shares of common stock in 2004 and 2003, respectively, and 0 shares of Class B common stock in 2004 and 2003	(53)	(45)

Total stockholders’ equity	866,473	851,444

TOTAL	$1,333,978	$1,309,673

(Concluded)

See notes to condensed consolidated financial statements.

PULITZER INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited — In thousands)

	Six Months Ended
	June 27,	June 29,
	2004	2003
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income	$19,851	$18,484
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	7,496	7,384
Amortization	2,393	2,210
Stock-based compensation	820	611
Deferred income taxes	(1,297)	1,606
Net gain on sale of assets	(497)	(58)
Net loss on investments	42	1,126
Changes in current assets and liabilities (net of the effects of the purchase and sale of properties) which provided (used) cash:
Trade accounts receivable	3,114	3,291
Inventory	(3,946)	1,771
Other assets	(491)	(2,178)
Trade accounts payable and other liabilities	7,523	3,378
Income taxes (receivable)/payable	10,948	3,454

NET CASH FROM OPERATING ACTIVITIES	45,956	41,079

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(3,686)	(6,689)
Purchase of newspaper properties and distribution businesses, net of cash acquired	(2,330)	(2,991)
Purchases of marketable securities	(227,670)	(131,675)
Sales of marketable securities	223,068	127,973
Return of capital in (investment in) joint ventures and limited partnerships	(857)	(1,534)
Increase in restricted cash and investments	(7,500)	(7,500)
Discretionary funding of retirement obligations	0	(10,837)

NET CASH FROM INVESTING ACTIVITIES	(18,975)	(33,253)

CASH FLOWS FROM FINANCING ACTIVITIES:
Dividends paid	(8,188)	(7,683)
Proceeds from exercise of stock options	3,397	1,921
Proceeds from employee stock purchase plan	498	1,188
Purchase of treasury stock	(8)	(12)

NET CASH FROM FINANCING ACTIVITIES	(4,301)	(4,586)

NET INCREASE IN CASH AND CASH EQUIVALENTS	22,680	3,240
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	27,552	81,517

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$50,232	$84,757

(Continued)

	Six Months Ended
	June 27,	June 29,
	2004	2003
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid (received) during the period for:
Interest paid	$9,810	$10,781
Interest received	(2,112)	(1,529)
Income taxes paid	8,954	6,488
Income tax refunds	(7,046)	(208)
SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND FINANCING ACTIVITIES:
Increase in dividends payable and decrease in retained earnings	$0	$3,855
Issuance of restricted stock grants	$120	$0

See notes to condensed consolidated financial statements.	(Concluded)

PULITZER INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Fiscal Year – Pulitzer Inc. and its subsidiaries and affiliated entities’ (the “Company”) fiscal year ends on the last Sunday of the calendar year. For 2004, the Company’s fiscal year began on December 29, 2003 and will end on December 26, 2004. For 2003, the Company’s fiscal year began on December 30, 2002 and ended on December 28, 2003.

     Basis of Consolidation – The condensed consolidated financial statements include the accounts of Pulitzer Inc. and its subsidiary companies, all of which are wholly-owned except for Pulitzer Inc.’s (together with another subsidiary) 95 percent interest in the results of operations of the St. Louis Post-Dispatch LLC (“PD LLC”) and STL Distribution Services LLC (“DS LLC”), a distribution company serving the St. Louis market, and 50 percent interest in the results of operations of Tucson newspaper partnership (“TNI”). All significant intercompany transactions have been eliminated from the condensed consolidated financial statements.

     Interim Adjustments – In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the Company’s consolidated financial position as of June 27, 2004 and December 28, 2003 and the results of operations and cash flows for the three-month and six-month periods ended June 27, 2004 and June 29, 2003. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 28, 2003. Consolidated results of operations and cash flows for interim periods are not necessarily indicative of the results to be expected for the full year.

     Earnings Per Share of Stock – Basic earnings per share of stock is computed using the weighted average number of common and Class B common shares outstanding during the applicable period. Diluted earnings per share of stock is computed using the weighted average number of common and Class B common shares outstanding and common stock equivalents (primarily outstanding stock options). Weighted average shares used in the calculation of basic and diluted earnings per share are summarized as follows:

	Second Quarter Ended		Six Months Ended
	June 27,	June 29,	June 27,	June 29,
	2004	2003	2004	2003
	(In thousands)
Weighted average shares outstanding (Basic EPS)	21,589	21,382	21,565	21,364
Common stock equivalents	239	197	276	157

Weighted average shares outstanding and Common stock equivalents (Diluted EPS)	21,828	21,579	21,841	21,521

     Common stock equivalents included in the diluted earnings per share calculation were determined using the treasury stock method. Under the treasury stock method, outstanding stock options are dilutive when the average market price of the Company’s common stock exceeds the option exercise price during a period. In addition, proceeds from the assumed exercise of dilutive options along with the related tax benefit are assumed to be used to repurchase common shares at the average market price of such stock during the period. Options to purchase 596,750 and 521,335 shares for the three month period ended June 27, 2004 and June 29, 2003, respectively, and 544,889 and 294,432 shares of common stock for the six month period ended June 27, 2004 and June 29, 2003, respectively, were not included in the computation of diluted earnings per share because the options’ respective exercise prices were greater than the average market price of the common stock during the respective three and six month periods.

     Financing Arrangements – In December 2001 and August 2003 the Company executed fixed-to-floating interest rate swap contracts in the current combined amount of $150.0 million. The swap contracts mature with the Company’s debt on April 28, 2009. The Company accounts for all swaps as fair value hedges and employs the short cut method. These interest rate swap contracts have the effect of converting the interest cost for $150.0 million of the Company’s debt from fixed rate to variable rate. As of June 27, 2004, approximately 49 percent of the Company’s long-term interest cost was subject to variable rates.

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

     Stock-Based Employee Compensation – The Company has two stock-based employee compensation plans. The Company accounts for those plans under the recognition and measurement principals of Accounting Principles Board Opinion No. 25 (“APB 25”), Accounting for Stock Issued to Employees, and related interpretations. Stock-based compensation cost associated with restricted stock grants, restricted stock awards, and stock options granted to certain TNI employees, is reflected in net income for 2004 and 2003. No stock-based employee compensation cost is reflected in net income for Company stock option plans as all options granted under those plans had an exercise price equal to the fair market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation (“SFAS No. 123”), to stock-based employee compensation. The Company has estimated the fair value of its option grants by using the binomial options pricing model.

	Second Quarter Ended		Six Months Ended
	June 27,	June 29,	June 27,	June 29,
	2004	2003	2004	2003
	(In thousands, except earnings per share)
Net income, as reported	$11,796	$11,428	$19,851	$18,484
Add: Stock-based compensation expense included in reported net income, net of related tax effects	303	192	547	382
Deduct: Total stock-based compensation expense determined under fair value based method for all awards, net of related tax effect	(1,357)	(1,224)	(2,670)	(2,461)

Pro forma net income	$10,742	$10,396	$17,728	$16,405

Pro forma earnings per share:
Basic - as reported	$0.55	$0.53	$0.92	$0.87
Basic - pro forma	$0.50	$0.49	$0.82	$0.77
Pro forma earnings per share:
Diluted - as reported	$0.54	$0.53	$0.91	$0.86
Diluted - pro forma	$0.49	$0.48	$0.81	$0.76

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

     The Company estimates that the provisions of the Act will lower the APBO by approximately $12 million which is being treated as a negative prior service cost that is being amortized beginning on March 8, 2004. This amortization will result in a $1.3 million reduction to the APBO and postretirement benefit costs in 2004, against which no income tax provision will be made in accordance with the Act. Specific authoritative guidance on the accounting for the federal subsidy is pending, and that guidance, when issued, could require the Company to change previously reported information. The Condensed Consolidated Statements of Income incorporate expense reductions of $0.4 million and $0.5 million for the respective second quarter and first six month periods of 2004, against which no income tax provision has been made.

     Use of Estimates – The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of revenues and expenses during the reporting period. Actual results may differ from those estimates.

     Reclassifications – Certain reclassifications have been made to the 2003 consolidated financial statements to conform with the presentation made in 2004.

2. TUCSON NEWSPAPER PARTNERSHIP

     In Tucson, Arizona, a separate partnership, TNI, acting as agent for the Company’s subsidiary, Star Publishing Company (“Star Publishing”), and Gannett Co. Inc. (“Gannett”), is responsible for printing, delivery, advertising, and circulation of the Arizona Daily Star (the “Star”) and the Tucson Citizen (the “Citizen”). TNI collects all of the receipts and income relating to the Star and the Citizen and pays all operating expenses incident to the partnership’s operations and publication of the newspapers. Each newspaper is solely responsible for its own news and editorial content. Net pretax income or net pretax loss of TNI is allocated equally to Star Publishing and Gannett. The Company’s 50 percent share of TNI’s operating results is reported as “Equity in earnings of Tucson newspaper partnership” in the accompanying condensed consolidated statements of income.

     Summarized financial information for TNI is as follows:

	June 27,	Dec. 28,
	2004	2003
	(In thousands)
Current assets	$14,314	$15,935
Current liabilities	$9,327	$9,315
Partners’ equity	$4,987	$6,620

	Second Quarter Ended		Six Months Ended
	June 27,	June 29,	June 27,	June 29,
	2004	2003	2004	2003
	(In thousands)
Operating revenues	$27,733	$26,360	$54,779	$53,840
Operating income	$8,552	$8,444	$16,386	$16,736
Company’s share of operating income before depreciation, amortization, and general and administrative expense (1)	$4,276	$4,222	$8,193	$8,368

(1)	Star Publishing depreciation, amortization, and general and administrative expenses associated with the Company’s operation and administration of TNI are reported as operating expenses on the Company’s condensed consolidated statements of income. In aggregate, these amounts totaled $386,000 and $601,000 for the second quarter of 2004 and 2003, respectively, and $1.2 million and $1.3 million for the first six months of 2004 and 2003, respectively.

3. ACQUISITION OF PROPERTIES

     In the first six months of 2004, Pulitzer Inc. subsidiaries acquired businesses, principally weekly newspapers and niche publications that complement the daily newspaper operations of Pulitzer Newspapers, Inc. and its subsidiaries (“PNI”) in Coos Bay, Oregon and Bloomington, Illinois, and St. Louis newspaper distribution businesses for an aggregate price of approximately $2.3 million. In the first six months of 2003 Pulitzer Inc. subsidiaries acquired businesses, principally weekly newspapers and newspaper distribution businesses, totaling $3.0 million. The pro forma results of these acquisitions were not material and, therefore, are not presented.

Subsequent Event

     On July 2, 2004, PNI acquired two weekly newspapers serving the Santa Ynez Valley, which complement PNI’s Central Coast Newspaper operations in Santa Barbara County, California. The purchase price and pro forma results of operations of this acquisition are not material to the condensed consolidated financial statements of the Company and, therefore, are not included herein.

4. GOODWILL AND OTHER INTANGIBLE ASSETS

     Changes in the carrying amounts of goodwill and other intangible assets of the Company for the six months ended June 27, 2004 were as follows:

		Other
		Intangible
(In thousands)	Goodwill	Assets
Balance at December 28, 2003	$811,409	$37,217
Additions during the period	428	1,896
Amortization expense	0	(2,393)

Balance at June 27, 2004	$811,837	$36,720

     Other intangible assets at June 27, 2004 and December 28, 2003 were as follows:

		Accumulated	Net
(In thousands)	Cost	Amortization	Cost
June 27, 2004
Other intangible assets:
Advertising base	$33,865	$8,314	$25,551
Subscriber lists	23,480	15,424	8,056
Long-term pension asset	1,260	0	1,260
Non-compete agreements and other assets	6,744	4,891	1,853

Total other intangible assets	$65,349	$28,629	$36,720

December 28, 2003
Other intangible assets:
Advertising base	33,552	7,487	26,065
Subscriber lists	23,300	14,040	9,260
Long-term pension asset	1,260	0	1,260
Non-compete agreements and other assets	5,341	4,709	632

Total other intangible assets	$63,453	$26,236	$37,217

     Pretax amortization expense of other intangible assets for the second quarter and first six months ended June 27, 2004 was $1.2 million and $2.4 million, respectively, and annually over the next six years is estimated to be: $4.8 million for 2004, $4.7 million for 2005, $4.5 million for 2006, $2.5 million for 2007, and $2.0 million for 2008 and 2009.

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

     The Company uses a September 30 measurement date for all of its pension and postretirement plan obligations.

     The pension cost components for the Company’s pension and postretirement plans are as follows:

	Pension Benefits		Other Benefits
	Second Quarter Ended
	June 27,	June 29,	June 27,	June 29,
	2004	2003	2004	2003
	(In thousands)
Service cost for benefits earned during the period	$1,225	$1,092	$710	$582
Interest cost on projected benefit obligation	2,331	2,323	1,621	1,670
Expected return on plan assets	(2,776)	(2,466)	(284)	(192)
Amortization of prior service cost	78	78	0	3
Amortization of transition obligation	0	14	0	0
Amortization of loss	364	100	135	90
Cost for special termination benefits	0	32	0	0

Net periodic pension cost	$1,222	$1,173	$2,182	$2,153

	Pension Benefits		Other Benefits
	Six Months Ended
	June 27,	June 29,	June 27,	June 29,
	2004	2003	2004	2003
	(In thousands)
Service cost for benefits earned during the period	$2,450	$2,184	$1,422	$1,164
Interest cost on projected benefit obligation	4,662	4,646	3,378	3,340
Expected return on plan assets	(5,552)	(4,932)	(568)	(384)
Amortization of prior service cost	156	156	0	6
Amortization of transition obligation	0	28	0	0
Amortization of loss	728	200	417	180
Cost for special termination benefits	0	64	0	0

Net periodic pension cost	$2,444	$2,346	$4,649	$4,306

     Based on the Company’s forecast at June 27, 2004, the Company expects to contribute $1.4 million to its pension plans and $6.5 million to its postretirement plans in 2004.

6. COMMITMENTS AND CONTINGENCIES

Capital Commitments

     As of June 27, 2004, the Company had construction and equipment commitments of approximately $4.2 million.

Investment Commitments

     As of June 27, 2004, the Company had an unfunded capital contribution commitment of approximately $3.8 million related to its investment in a limited partnership not associated with or involved in the Company’s operations.

Merger Agreement Indemnification

     Pursuant to an Amended and Restated Agreement and Plan of Merger, dated as of May 25, 1998 (the “Merger Agreement”), by and among Pulitzer Inc., Pulitzer Publishing Company (Pulitzer Inc.’s predecessor) (“Old Pulitzer”) and Hearst-Argyle Television, Inc. (“Hearst-Argyle”) on March 18, 1999, Hearst-Argyle acquired, through the merger (the “Merger”) of Old Pulitzer with and into Hearst-Argyle, Old Pulitzer’s television and radio broadcasting operations (collectively, the “Broadcasting Business”) in exchange for the issuance to Old Pulitzer’s stockholders of 37,096,774 shares of Hearst-Argyle’s Series A common stock. Old Pulitzer’s Broadcasting Business consisted of nine network-affiliated television stations and five radio stations owned and operated by Pulitzer Broadcasting Company and its wholly owned subsidiaries. Prior to the Merger, Old Pulitzer’s newspaper publishing and related new media businesses were contributed to the Company in a tax-free “spin-off” to Old Pulitzer stockholders (the “Spin-off”). The Merger and Spin-off are collectively referred to as the “Broadcast Transaction.”

     Old Pulitzer’s historical basis in its newspaper publishing and related new media assets and liabilities has been carried over to the Company. The Broadcast Transaction represents a reverse-spin transaction and, accordingly, the Company’s results of operations for periods prior to the consummation of the Broadcast Transaction are identical to the historical results previously reported by Old Pulitzer.

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

Internal Revenue Services Matters

     In October 2001 the Internal Revenue Service (“IRS”) formally proposed that Old Pulitzer’s taxable income for the tax year ended March 18, 1999 be increased by approximately $80.4 million based on its assertion that Old Pulitzer was required to recognize a taxable gain in that amount as a result of the Spin-off. Under the Merger Agreement, the Company is obligated to indemnify Hearst-Argyle against any tax liability attributable to the Spin-off and has the right to control any proceedings relating to the determination of Old Pulitzer’s tax liability for such tax period. Accordingly, if the IRS were completely successful in its assertion, the Company’s indemnification obligation would be approximately $29.3 million, plus applicable interest. Any such income tax indemnification payment would be recorded as an adjustment to additional paid-in capital, and any related interest expense would be reflected as a component of net income in the period recognized. Notwithstanding the IRS’ proposed adjustment, the Company does not believe that Old Pulitzer realized any taxable gain in connection with the Spin-off, and it has not accrued any liability in connection with this issue. In January 2002, the Company filed a formal written protest of the IRS’ proposed adjustment with the IRS Appeals Office.

     On August 30, 2002, the Company, on behalf of Old Pulitzer, filed with the IRS amended federal corporate income tax returns for the tax years ended December 1997 and 1998 and March 1999 in which tax refunds in the aggregate amount of approximately $8.1 million, plus interest, were claimed. These refund claims were based on the Company’s contention that Old Pulitzer was entitled to deduct certain fees and expenses which it had not previously deducted and which Old Pulitzer had incurred in connection with its investigation of several strategic alternatives and potential transactions prior to its decision to proceed with the Broadcast Transaction. Under the Merger Agreement, the Company is entitled to any refunds recovered from the IRS as a result of these refund claims, but it has not recorded a receivable for these refund claims inasmuch as the IRS could deny all or a portion thereof. Any income tax refunds would be recorded as an adjustment to additional paid-in-capital, and any related interest received would be reflected as a component of net income in the period recognized.

     In late 2003, the IRS Appeals Officer initially indicated that he would sustain substantially the entire amount of the IRS’ proposed adjustment of Old Pulitzer’s taxable gain as a result of the Spin-off. He further indicated that the Company’s refund claims for the December 1997 and 1998 and March 1999 tax years had been referred to the IRS’ Examination Division for review. Subsequently, the Company’s representatives furnished the IRS Appeals Officer with additional information in support of the Company’s position on the issue of Old Pulitzer’s taxable gain as a result of the Spin-off and also requested, in view of this additional information, that this issue be referred back to the IRS’ Examination Division for consideration concurrently with the Company’s refund claims for the December 1997 and 1998 and March 1999 tax years. In July 2004, the IRS Appeals Officer agreed to release jurisdiction over all issues relating to Old Pulitzer’s consolidated federal income tax liability for the December 1997 and 1998 and March 1999 tax years back to the IRS Examination Division.

     While there can be no assurance that the Company will completely prevail in its position with respect to the issue of Old Pulitzer’s taxable gain as a result of the Spin-off, the Company firmly believes that the IRS’ position is not supported by the facts or applicable legal authority and intends to vigorously contest the IRS’ proposed adjustment. Similarly, with respect to the Company’s refund claims for the December 1997 and 1998 and March 1999 tax years, the Company believes that the position underlying its refund claims is supported by the facts and applicable legal authority, although there can be no assurance that the IRS will approve all or any portion of these refund claims. Discussions between the Company’s representatives and the IRS regarding these proceedings are ongoing.

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

Legal Contingencies

     The Company has settled the lawsuit filed in the Missouri Circuit Court, Twenty-Second Judicial Circuit (City of St. Louis, Missouri), against Pulitzer Inc., PD LLC, and Suburban Journals LLC (“Defendants”) which was described in the Company’s Annual Report on Form 10-K for the year ended December 28, 2003 and the Company’s Quarterly Report on Form 10-Q for the quarter ended March 28, 2004. The lawsuit was brought by a group of 33 independent carriers (the “Plaintiffs”) engaged in the business of delivering the Post-Dispatch pursuant to home delivery contracts involving 44 carrier routes. The lawsuit has been settled with a payment by PD LLC of approximately $1.5 million.

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

7. OPERATING REVENUES

     The Company’s consolidated operating revenues consist of the following:

	Second Quarter Ended		Six Months Ended
	June 27,	June 29,	June 27,	June 29,
	2004	2003	2004	2003
	(In thousands)
Combined St. Louis operations	$79,889	$77,292	$153,271	$148,241
Pulitzer Newspapers, Inc.	33,164	29,820	62,517	57,103

Total	$113,053	$107,112	$215,788	$205,344

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

GENERAL

     Pulitzer Inc. (together with its subsidiaries and affiliated entities, the “Company”) is a newspaper publishing company with integrated Internet operations in 14 United States markets, the largest of which is St. Louis, Missouri. For the second quarter and first six months of 2004, the Company’s St. Louis operations contributed approximately 71 percent of reported revenue.

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

     The St. Louis newspaper operations include the Suburban Journals (the “Suburban Journals”), acquired by Suburban Journals of Greater St. Louis LLC in August 2000. The Suburban Journals are a group of 38 weekly papers and various niche publications that focus on providing local news and editorial content to the communities that they serve, and have a combined average weekly distribution of approximately 1.2 million to approximately 0.6 million unique households.

     As a result of the May 1, 2000 transaction that created PD LLC, PD LLC operates the Post-Dispatch. Pulitzer Inc. and one of its subsidiaries hold a 95 percent interest in the results of PD LLC operations. Prior to May 1, 2000, Pulitzer Inc. shared the operating profits and losses of the Post-Dispatch on a 50-50 basis with The Herald Company, Inc. (“Herald”).

     Pulitzer Inc.’s wholly owned subsidiary, Pulitzer Newspapers, Inc. and its subsidiaries (collectively, “PNI”) publish 12 dailies that serve markets in the Midwest, Southwest and West, as well as more than 65 weekly newspapers, shoppers and niche publications.

     The Company’s revenues are derived primarily from advertising and circulation, which have respectively averaged approximately 78 percent and 20 percent of total revenue over the last five years. Advertising rates and rate structures and resulting revenues vary among publications based on, among other things, circulation, type of advertising, local market conditions and competition.

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

Acquisition of Properties

     In the first six months of 2004, Pulitzer Inc. subsidiaries acquired businesses, principally weekly newspapers and niche publications that complement the daily newspaper operations of PNI in Coos Bay, Oregon and Bloomington, Illinois, and St. Louis newspaper distribution businesses for an aggregate price of approximately $2.3 million. In the first six months of 2003 Pulitzer Inc. subsidiaries acquired businesses, principally weekly newspapers and newspaper distribution businesses, totaling $3.0 million. The pro forma results of these acquisitions were not material and, therefore, are not presented.

Subsequent Event

     On July 2, 2004, PNI acquired two weekly newspapers serving the Santa Ynez Valley, which complement PNI’s Central Coast Newspaper operations in Santa Barbara County, California. The purchase price and pro forma results of operations of this acquisition are not material to the condensed consolidated financial statements of the Company and, therefore, are not included herein.

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

SECOND QUARTER ENDED JUNE 27, 2004 COMPARED WITH SECOND QUARTER ENDED JUNE 29, 2003

Executive Overview

     Operating revenue increased 5.5 percent to $113.1 million for the second quarter of 2004 versus $107.1 million in 2003, reflecting a 6.5 percent increase in advertising revenue and a 0.8 percent increase in circulation revenue. The advertising revenue increase resulted, principally, from (a) a 5.4 percent increase in retail advertising revenue, including retail preprints, reflecting gains from smaller local advertisers, growth in the healthcare, grocery and financial categories, and revenues from Local Values, the Post-Dispatch’s direct mail initiative; and (b) an 11.8 percent increase in classified advertising, reflecting a 17.0 percent increase in help wanted advertising, a 13.6 percent increase in real estate advertising, and a 9.4 percent increase in automotive advertising. The retail and classified advertising revenue increases were partially offset by a 6.9 percent decrease in national advertising, including national preprints, principally due to weakness in the pharmaceutical, packaged goods and travel categories.

     Operating expenses for the second quarter of 2004 increased 7.6 percent to $94.4 million from $87.8 million in the second quarter of 2003, principally due to (a) a $1.5 million expense related to the settlement of independent home delivery carrier litigation in St. Louis, (b) increased labor and employee benefit costs, (c) increased newsprint expense, principally as a result of higher newsprint prices compared to the second quarter of 2003, (d) incremental operating expenses from PNI newspaper acquisitions, and (e) distribution and production expenses related to Local Values. These expense increases were partially offset by decreased bad debt expense resulting from the favorable resolution of Kmart related pre-petition bankruptcy claims and collection issues. Second quarter 2004 operating income decreased to $22.9 million, or 2.7 percent, from $23.6 million in the second quarter of 2003.

     Second quarter 2004 net income increased to $11.8 million, or $0.54 per diluted share, compared to $11.4 million, or $0.53 per diluted share for the second quarter of 2003. The increase in 2004 net income was principally due to (a) increased advertising revenue, (b) decreased interest expense resulting from the Company’s interest rate swap contracts, and (c) the absence of carrying value adjustments to non-operating investments during the second quarter of 2004 compared to $0.3 million in carrying value adjustments to non-operating investments in the prior year.

Operating Results

     Operating revenue for the second quarter of 2004 increased to $113.1 million, or 5.5 percent, from $107.1 million in the second quarter of 2003. Retail advertising revenue, including retail preprints, increased 5.4 percent to $46.9 million in the second quarter of 2004 from $44.5 million in the prior year. The increase was driven, in part, by an 11.8 percent increase in retail advertising revenue from small to mid-size advertisers in St. Louis and a 9.3 percent increase in retail advertising revenue from PNI (approximately one-third of the PNI increase resulted from 2004 and 2003 acquisitions). These increases were partially offset by weakness in the department store, furniture and home improvement categories in St. Louis. Retail preprint revenue increased 9.4 percent due, in part, to preprint revenue related to the Post-Dispatch’s direct mail initiative in St. Louis.

     National advertising revenue, including national preprints, decreased 6.9 percent in the second quarter of 2004, to $8.2 million compared to $8.8 million in 2003. The decrease resulted, principally, from weakness in the pharmaceutical, telecommunication, and travel categories in St. Louis, partially offset by increased revenue from the national automotive category.

     Second quarter 2004 classified advertising revenue increased 11.8 percent to $35.5 million from $31.8 million in 2003. Demand for classified advertising continues to be broad-based, with each major classified revenue category increasing compared to the comparable quarter in 2003. Real estate, help wanted and automotive classified revenue categories reported year-over-year revenue increases of 13.6 percent, 17.0 percent and 9.4 percent, respectively. The Company’s classified advertising revenue percentage changes for the second quarter of 2004 versus the comparable period of 2003 are summarized in the table below:

	Pulitzer	St. Louis	PNI
Classified advertising revenue
Second Quarter 2004 vs.	percentage change from comparable
Second Quarter 2003	prior year period
Automotive	+9.4%	+9.9%	+7.6%
Help Wanted	+17.0%	+10.6%	+38.8%
Real Estate	+13.6%	+6.9%	+30.4%
Total Classified	+11.8%	+8.0%	+22.9%

     Circulation revenues increased $0.2 million, or 0.8 percent, in the second quarter of 2004. Other publishing revenues increased $0.2 million, or 14.1 percent, due principally to increased commercial printing revenue.

     Operating expense increased 7.6 percent in the second quarter of 2004 to $94.4 million compared to $87.8 million in the second quarter of 2003. Labor and employee benefits costs increased 4.1 percent, reflecting increased salary and benefit expense, and a one-time payment related to the settlement of a labor contract in St. Louis. These increases were partially offset by a 2.3 percent reduction in full-time equivalent employees (“FTEs”) related to improved production and distribution efficiencies in St. Louis and operating efficiencies at PNI resulting from the combination of certain weekly and daily newspaper operations.

     Newsprint expense increased 9.0 percent in the second quarter of 2004 to $12.1 million from $11.1 million in the second quarter of 2003, resulting, principally, from an 8.5 percent increase in newsprint prices and higher newsprint consumption associated principally with PNI’s 2004 and 2003 acquisitions.

     Depreciation and amortization expense increased 3.2 percent to $5.0 million in the second quarter of 2004 compared to $4.8 million in the second quarter of 2003.

     Equity in earnings of Tucson newspaper partnership (“TNI”) increased 1.3 percent to $4.3 million from $4.2 million in the second quarter of 2004 due, principally, to increased classified revenue (principally employment and automotive), and higher preprint revenue. These revenue increases were partially offset by increased newsprint expense and postage expense.

     Second quarter 2004 operating income decreased 2.7 percent to $22.9 million from $23.6 million in the second quarter of 2003.

Non-Operating Items

     Interest expense, net of interest income, decreased in the second quarter to $3.8 million from $4.4 million in the same quarter of 2003, principally due to savings from the Company’s interest rate swaps and higher yields on invested funds. The effective income tax rate for the second quarter of 2004 decreased to 36.0 percent from 37.0 percent in the second quarter of 2003 due, principally, to postretirement expense reductions associated with the 2003 Medicare Prescription Drug, Improvement and Modernization Act (the “Act”) against which no income tax provision has been made in accordance with the Act.

Net Income

     For the second quarter 2004 the Company reported net income of $11.8 million, or $0.54 per diluted share, compared to $11.4 million, or $0.53 per diluted share, in the comparable quarter of 2003.

SIX MONTHS ENDED JUNE 27, 2004 COMPARED WITH SIX MONTHS ENDED JUNE 29, 2003

Executive Overview

     Operating revenue increased 5.1 percent to $215.8 million for the first six months of 2004 versus $205.3 million in the comparable 2003 period, reflecting a 6.1 percent increase in advertising revenue and a 1.3 percent increase in circulation revenue. The advertising revenue increase resulted, principally, from (a) a 4.7 percent increase in retail advertising revenue, including retail preprints, reflecting gains from smaller local advertisers and revenues from Local Values, the Post-Dispatch’s direct mail initiative; and (b) an 11.3 percent increase in classified advertising. The retail and classified advertising revenue increases were partially offset by a 6.3 percent decrease in national advertising, including national preprints, principally due to weakness in the pharmaceutical and travel categories, and tough comparisons with prior year results.

     Operating expenses for the first six months of 2004 increased 6.7 percent to $184.8 million from $173.2 million in the first six months of 2003, principally due to (a) increased labor and employee benefit costs, (b) a $1.5 million expense related to the settlement of independent home delivery carrier litigation in St. Louis, (c) increased newsprint expense, principally as a result of higher newsprint prices compared to the second quarter of 2003, (d) incremental operating expenses from PNI newspaper acquisitions, and (e) distribution, production and promotion expenses related to Local Values. These expense increases were partially offset by decreased bad debt expense resulting from improved collection experience and the favorable resolution of Kmart related pre-petition bankruptcy claims and collection issues. Operating income for the first six months of 2004 decreased to $39.2 million, or 3.4 percent, from $40.5 million in the first six months of 2003.

     Net income for the first six months of 2004 increased to $19.9 million, or $0.91 per diluted share, compared to $18.5 million, or $0.86 per diluted share, for the first six months of 2003. The increase in 2004 net income was principally due to (a) increased advertising revenue, (b) decreased interest expense resulting from the Company’s interest rate swap contracts, (c) carrying value adjustments to non-operating investments of $42,000 during the first six months of 2004 compared to $1.1 million in carrying value adjustments to non-operating investments in the prior year, and (d) gains on marketable securities of $0.5 million in the first six months of 2004 compared to gains of $58,000 in the first six months of 2003.

Operating Results

     Operating revenue for the first six months of 2004 increased 5.1 percent to $215.8 million from $205.3 million in the first six months of 2003. Retail advertising revenue, including retail preprints, increased 4.7 percent to $87.6 million in the first six months of 2004 from $83.7 million in the comparable 2003 period. The increase was driven, in part, by a 12.4 percent increase in retail advertising revenue from small to mid-size advertisers in St. Louis and a 7.5 percent increase in retail revenue from PNI (approximately 40 percent of the PNI increase resulted from 2004 and 2003 acquisitions). These increases were partially offset by weakness in the department store category in St. Louis. Retail preprint revenue increased 6.1 percent due, in part, to preprint revenue related to the Post-Dispatch’s direct mail initiative in St. Louis, which was launched on March 1, 2004.

     National advertising revenue, including national preprints, decreased 6.3 percent in the first six months of 2004, to $15.7 million compared to $16.8 million in 2003. The decrease resulted, principally, from weakness in the pharmaceutical, telecommunication, and travel categories in St. Louis and tough comparisons with prior year results.

     Classified advertising revenue during the first six months of 2004 increased 11.3 percent to $67.8 million from $60.9 million in 2003. Each major classified revenue category increased during the comparable 2003 period. Real estate, help wanted and automotive classified revenue categories reporting year-over-year revenue increases of 15.0 percent, 14.2 percent and 7.9 percent, respectively. The Company’s classified advertising revenue percentage changes for the first six months of 2004 versus the comparable period of 2003 are summarized in the table below:

	Pulitzer	St. Louis	PNI
First six months of	Classified advertising revenue
2004 vs. First six	percentage change from comparable
months of 2003	prior year period
Automotive	+7.9%	+8.5%	+5.7%
Help Wanted	+14.2%	+8.5%	+35.2%
Real Estate	+15.0%	+8.5%	+31.8%
Total Classified	+11.3%	+7.9%	+21.7%

     Circulation revenues increased $0.5 million, or 1.3 percent, in the first six months of 2004. Other publishing revenues increased $0.1 million, or 3.3 percent.

     Operating expense increased 6.7 percent in the first six months of 2004 to $184.8 million compared to $173.2 million in the first six months 2003. Labor and employee benefits costs increased 3.2 percent, reflecting increased salary and increased healthcare and pension benefit costs, partially offset by a 2.4 percent reduction in FTEs.

     Newsprint expense increased 9.6 percent in the first six months of 2004 to $23.1 million from $21.1 million in the comparable 2003 period, principally from an 8.9 percent increase in newsprint prices and higher newsprint consumption associated with PNI’s 2004 and 2003 acquisitions.

     Depreciation and amortization expense increased 3.1 percent to $9.9 million in the first six months of 2004 compared to $9.6 million in the comparable 2003 period.

     Equity in earnings of TNI decreased 2.1 percent to $8.2 million in the first six months of 2004 from $8.4 million in the first six months of 2003 due, principally, to increased newsprint expense.

     Operating income for the first six months of 2004 decreased 3.4 percent to $39.2 million from $40.5 million in the first six months of 2003.

Non-Operating Items

     Interest expense, net of interest income, decreased in the first six months of 2004 to $7.4 million from $8.9 million in the comparable period of 2003, principally due to savings from the Company’s interest rate swaps and higher yields on invested funds. The effective income tax rate for the first six months of 2004 decreased to 36.4 percent from 37.0 percent in the first six months of 2003 due, principally, to postretirement expense reductions associated with the Act against which no income tax provision has been made in accordance with the Act.

Net Income

     For the first six months of 2004 the Company reported net income of $19.9 million, or $0.91 per diluted share, compared to $18.5 million, or $0.86 per diluted share, in the comparable period of 2003.

LIQUIDITY AND CAPITAL RESOURCES

     As of June 27, 2004, the Company had an unrestricted cash and marketable securities balance of $200.6 million compared to $176.2 million as of December 28, 2003. The increase resulted principally from an increase in net income for the first six months of 2004, the receipt of 2003 income tax refunds, the absence, in 2004, of discretionary contributions to fund the Company’s retirement obligations, and lower expenditures for capital projects in 2004 compared to the comparable 2003 period.

     At both June 27, 2004 and December 28, 2003, the Company had $306.0 million of outstanding debt pursuant to a loan agreement between PD LLC and a group of institutional lenders led by Prudential Capital Group (the “Loan”). The aggregate principal amount of the Loan is payable on April 28, 2009, and bears interest at an annual rate of 8.05 percent.

     The agreements with respect to the Loan (the “Loan Agreements”) contain certain covenants and conditions, including the maintenance of cash flow and various other financial ratios, minimum net worth requirements and limitations on the incurrence of other debt. In addition, the Loan Agreements and the PD LLC Operating Agreement (the “Operating Agreement”) require that PD LLC maintain a minimum reserve balance consisting of cash and investments in U.S. government securities, totaling approximately $62.3 million as of June 27, 2004. The Loan Agreements and the Operating Agreement provide for a $3.75 million quarterly increase in the minimum reserve balance through May 1, 2010, when the amount will total $150.0 million. There is no requirement for the Company to maintain the reserve balance subsequent to May 1, 2010.

     The Company expects to spend approximately $10.0 million to $12.0 million on property, plant and equipment in 2004. As of June 27, 2004, the Company had capital commitments for buildings and equipment replacements of approximately $4.2 million. In addition, as of June 27, 2004, the Company had an unfunded capital contribution commitment of approximately $3.8 million related to its investment in a limited partnership not associated with or involved in the Company’s operations.

     In order to build a stronger, more direct relationship with the readers of the Post-Dispatch, PD LLC has purchased a number of distribution businesses from independent carriers and dealers over the past four years, and it may continue to purchase additional distribution businesses from time to time in the future. As of June 27, 2004, PD LLC owned approximately 70 percent of its circulation routes covering approximately 70 percent of the Post-Dispatch’s daily home delivery and approximately 75 percent of single copy distribution in the newspaper’s designated market.

     The Company’s Board of Directors previously authorized the repurchase of up to $100.0 million of the Company’s outstanding capital stock. The Company’s repurchase program provides for the purchase of both common and Class B common shares in either the open market or in privately negotiated transactions. As of June 27, 2004, the Company had repurchased under this authority 1,000,000 shares of Class B common stock and 532,987 shares of common stock for a combined purchase price of $62.2 million, leaving $37.8 million in remaining share repurchase authority.

     The Company generally expects to generate sufficient cash from operations to cover capital expenditures, working capital requirements, stock repurchases, and dividend payments. Cash flows from operations are dependent upon, among other things, the continued acceptance of newspaper advertising at current or increased levels and the availability of raw materials, principally newsprint.

CASH FLOWS

     Cash flow from operations is the Company’s primary source of liquidity. Cash provided from operating activities for the first six months of 2004 was $46.0 million compared to $41.1 million in 2003. The increase resulted principally from 2003 income tax refunds received in 2004 and increased net income, partially offset by increased inventory balances, principally newsprint.

     Cash used for investing activities during the first six months of 2004 was $19.0 million compared to $33.3 million used in the first six months 2003. The Company made no discretionary contributions to fund retirement obligations during the first six months of 2004 compared to a $10.8 million contribution in the first six months of 2003. In addition, capital expenditures decreased by $3.0 million in the first six months of 2004 to $3.7 million from $6.7 million in 2003.

     Cash used for financing activities during the first six months of 2004 was $4.3 million compared to $4.6 million used in the first six months of 2003. The decrease in cash used was due to increased proceeds from the exercise of stock options and proceeds from employee stock purchase plans, partially offset by increased dividend payments in the first six months of 2004 versus 2003.

OTHER

     Pursuant to an Amended and Restated Agreement and Plan of Merger, dated as of May 25, 1998 (the “Merger Agreement”), by and among Pulitzer Inc., Pulitzer Publishing Company (Pulitzer Inc.’s predecessor) (“Old Pulitzer”) and Hearst-Argyle Television, Inc. (“Hearst-Argyle”) on March 18, 1999, Hearst-Argyle acquired, through the merger (the “Merger”) of Old Pulitzer with and into Hearst-Argyle, Old Pulitzer’s television and radio broadcasting operations (collectively, the “Broadcasting Business”) in exchange for the issuance to Old Pulitzer’s stockholders of 37,096,774 shares of Hearst-Argyle’s Series A common stock. Old Pulitzer’s Broadcasting Business consisted of nine network-affiliated television stations and five radio stations owned and operated by Pulitzer Broadcasting Company and its wholly owned subsidiaries. Prior to the Merger, Old Pulitzer’s newspaper publishing and related new media businesses were contributed to the Company in a tax-free “spin-off” to Old Pulitzer stockholders (the “Spin-off”). The Merger and Spin-off are collectively referred to as the “Broadcast Transaction.”

     Old Pulitzer’s historical basis in its newspaper publishing and related new media assets and liabilities has been carried over to the Company. The Broadcast Transaction represents a reverse-spin transaction and, accordingly, the Company’s results of operations for periods prior to the consummation of the Broadcast Transaction are identical to the historical results previously reported by Old Pulitzer.

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

Internal Revenue Services Matters

     In October 2001 the Internal Revenue Service (“IRS”) formally proposed that Old Pulitzer’s taxable income for the tax year ended March 18, 1999 be increased by approximately $80.4 million based on its assertion that Old Pulitzer was required to recognize a taxable gain in that amount as a result of the Spin-off. Under the Merger Agreement, the Company is obligated to indemnify Hearst-Argyle against any tax liability attributable to the Spin-off and has the right to control any proceedings relating to the determination of Old Pulitzer’s tax liability for such tax period. Accordingly, if the IRS were completely successful in its assertion, the Company’s indemnification obligation would be approximately $29.3 million, plus applicable interest. Any such income tax indemnification payment would be recorded as an adjustment to additional paid-in capital, and any related interest expense would be reflected as a component of net income in the period recognized. Notwithstanding the IRS’ proposed adjustment, the Company does not believe that Old Pulitzer realized any taxable gain in connection with the Spin-off, and it has not accrued any liability in connection with this issue. In January 2002, the Company filed a formal written protest of the IRS’ proposed adjustment with the IRS Appeals Office.

     On August 30, 2002, the Company, on behalf of Old Pulitzer, filed with the IRS amended federal corporate income tax returns for the tax years ended December 1997 and 1998 and March 1999 in which tax refunds in the aggregate amount of approximately $8.1 million, plus interest, were claimed. These refund claims were based on the Company’s contention that Old Pulitzer was entitled to deduct certain fees and expenses which it had not previously deducted and which Old Pulitzer had incurred in connection with its investigation of several strategic alternatives and potential transactions prior to its decision to proceed with the Broadcast Transaction. Under the Merger Agreement, the Company is entitled to any refunds recovered from the IRS as a result of these refund claims, but it has not recorded a receivable for these refund claims inasmuch as the IRS could deny all or a portion thereof. Any income tax refunds would be recorded as an adjustment to additional paid-in-capital, and any related interest received would be reflected as a component of net income in the period recognized.

     In late 2003, the IRS Appeals Officer initially indicated that he would sustain substantially the entire amount of the IRS’ proposed adjustment of Old Pulitzer’s taxable gain as a result of the Spin-off. He further indicated that the Company’s refund claims for the December 1997 and 1998 and March 1999 tax years had been referred to the IRS’ Examination Division for review. Subsequently, the Company’s representatives furnished the IRS Appeals Officer with additional information in support of the Company’s position on the issue of Old Pulitzer’s taxable gain as a result of the Spin-off and also requested, in view of this additional information, that this issue be referred back to the IRS’ Examination Division for consideration concurrently with the Company’s refund claims for the December 1997 and 1998 and March 1999 tax years. In July 2004, the IRS Appeals Officer agreed to release jurisdiction over all issues relating to Old Pulitzer’s consolidated federal income tax liability for the December 1997 and 1998 and March 1999 tax years back to the IRS Examination Division.

     While there can be no assurance that the Company will completely prevail in its position with respect to the issue of Old Pulitzer’s taxable gain as a result of the Spin-off, it firmly believes that the IRS’ position is not supported by the facts or applicable legal authority and intends to vigorously contest the IRS’ proposed adjustment. Similarly, with respect to the Company’s refund claims for the December 1997 and 1998 and March 1999 tax years, the Company believes that the position underlying its refund claims is supported by the facts and applicable legal authority, although there can be no assurance that the IRS will approve all or any portion of these refund claims. Discussions between the Company’s representatives and the IRS regarding these proceedings are ongoing.

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

Legal Contingencies

     The Company has settled the lawsuit filed in the Missouri Circuit Court, Twenty-Second Judicial Circuit (City of St. Louis, Missouri), against Pulitzer Inc., PD LLC, and Suburban Journals LLC (“Defendants”) which was described in the Company’s Annual Report on Form 10-K for the year ended December 28, 2003 and the Company’s Quarterly Report on Form 10-Q for the quarter ended March 28, 2004. The lawsuit was brought by a group of 33 independent carriers (the “Plaintiffs”) engaged in the business of delivering the Post-Dispatch pursuant to home delivery contracts involving 44 carrier routes. The lawsuit has been settled with a payment by PD LLC of approximately $1.5 million.

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

     The Company estimates that the provisions of the Act will lower the APBO by approximately $12 million which is being treated as a negative prior service cost that is being amortized beginning on March 8, 2004. This amortization will result in a $1.3 million reduction to the APBO and postretirement benefit costs in 2004, against which no income tax provision will be made in accordance with the Act. Specific authoritative guidance on the accounting for the federal subsidy is pending, and that guidance, when issued, could require the Company to change previously reported information. The Condensed Consolidated Statements of Income incorporate expense reductions of $0.4 million and $0.5 million for the respective second quarter and first six month periods of 2004, against which no income tax provision has been made.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Newsprint

     The primary raw material used in the Company’s operations is newsprint, representing 12.3 percent to 16.0 percent of operating expenses over the last five years. Based on the Company’s current level of newspaper operations, expected annual newsprint consumption for 2004 is estimated to be in the range of 103,000 metric tonnes. Historically, newsprint has been subject to significant price fluctuations from year to year, unrelated in many cases to general economic conditions. In the last five years, the Company’s average annual cost per metric tonne of newsprint has varied from its lowest price by approximately 27.8 percent. For every one dollar change in the Company’s average annual cost per metric tonne of newsprint, 2004 pre-tax income would change by approximately $103,000, assuming annual newsprint consumption of 103,000 metric tonnes. The Company attempts to obtain the best price available by combining newsprint purchases for its different newspaper locations with those of other newspaper companies. The Company considers its relationship with newsprint producers to be good. The Company has not entered into derivative contracts for newsprint.

Loan/Swaps

     At June 27, 2004, the Company had $306.0 million of outstanding debt pursuant to the Loan. The Loan bears interest at a fixed annual rate of 8.05 percent.

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

Item 2. CHANGES IN SECURITIES, USE OF PROCEEDS AND ISSUER PURCHASES OF EQUITY SECURITIES

     None reportable.

Item 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)	The following exhibits are filed as part of this report:

31.1	Certification by Robert C. Woodworth, President and Chief Executive Officer of Pulitzer Inc., pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, in connection with Pulitzer Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 27, 2004.

31.2	Certification by Alan G. Silverglat, Senior Vice President-Finance and Chief Financial Officer of Pulitzer Inc., pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, in connection with Pulitzer Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 27, 2004.

32.1	Certification by Robert C. Woodworth, President and Chief Executive Officer of Pulitzer Inc., pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, in connection with Pulitzer Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 27, 2004.

32.2	Certification by Alan G. Silverglat, Senior Vice President-Finance and Chief Financial Officer of Pulitzer Inc., pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, in connection with Pulitzer Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 27, 2004.

(b)	Reports on Form 8-K.

On April 16, 2004, the Company filed a Current Report on Form 8-K reporting under Item 12, Results of Operations and Financial Condition, furnishing its (i) press release which announced its consolidated financial results for the first quarter ended March 28, 2004, and contained information regarding the Company’s full year 2004 base earnings guidance (as defined therein) and (ii) statistical report for the period and 13 weeks ended March 28, 2004.

On July 20, 2004, the Company filed a Current Report on Form 8-K reporting under Item 12, Results of Operations and Financial Condition, furnishing its (i) press release which announced its consolidated financial results for the second quarter ended June 27, 2004, and contained information regarding the Company’s full year 2004 base earnings guidance (as defined therein) and (ii) statistical report for the period and 26 weeks ended June 27, 2004.

On July 23, 2004, the Company filed a Current Report on Form 8-K reporting under Item 5, Other Events and Regulation FD Disclosure, furnishing a press release of the St. Louis Post-Dispatch LLC, a subsidiary of the Company, dated July 20, 2004, which announced the settlement of a lawsuit brought by a group of independent St. Louis Post-Dispatch home delivery carriers. The settlement was consummated on July 23, 2004.

All other items of this report are not applicable for the current quarter.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PULITZER INC.
(Registrant)

Date: August 6, 2004	/s/ Alan G. Silverglat

(Alan G. Silverglat)
Senior Vice President-Finance and
Chief Financial Officer
(on behalf of the Registrant and
as principal financial officer)

EXHIBIT INDEX

31.1	Certification by Robert C. Woodworth, President and Chief Executive Officer of Pulitzer Inc., pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, in connection with Pulitzer Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 27, 2004.

31.2	Certification by Alan G. Silverglat, Senior Vice President-Finance and Chief Financial Officer of Pulitzer Inc., pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, in connection with Pulitzer Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 27, 2004.

32.1	Certification by Robert C. Woodworth, President and Chief Executive Officer of Pulitzer Inc., pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, in connection with Pulitzer Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 27, 2004.

32.2	Certification by Alan G. Silverglat, Senior Vice President-Finance and Chief Financial Officer of Pulitzer Inc., pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, in connection with Pulitzer Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 27, 2004.