Form 10-Q
period 2004-09-26
PULITZER INC
filed 2004-11-04
CIK 1068848

FORM 10-Q

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

(Mark One)
/x/	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 26, 2004
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

Class	Outstanding 11/1/04

Common Stock	9,935,630
Class B Common Stock	11,686,592

Part I. FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

PULITZER INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited — In thousands, except earnings per share)

	Third Quarter Ended		Nine Months Ended
	Sept. 26,	Sept. 28,	Sept. 26,	Sept. 28,
	2004	2003	2004	2003
OPERATING REVENUES:
Advertising
Retail	$30,028	$28,461	$88,854	$85,000
National	5,588	6,411	18,689	20,768
Classified	35,627	32,468	103,383	93,318

Subtotal	71,243	67,340	210,926	199,086
Preprints	16,633	14,488	48,017	44,023

Total advertising	87,876	81,828	258,943	243,109
Circulation	20,087	19,830	61,119	60,323
Other	1,767	1,594	5,456	5,164

Total operating revenues	109,730	103,252	325,518	308,596
OPERATING EXPENSES:
Payroll and other personnel expenses	46,686	44,900	139,614	134,973
Newsprint expense	11,875	10,954	34,997	32,048
Depreciation	4,096	3,677	11,592	11,061
Amortization	1,225	1,139	3,618	3,349
Other expenses	29,516	26,662	88,401	79,096

Total operating expenses	93,398	87,332	278,222	260,527
Equity in earnings of Tucson newspaper partnership	4,033	3,225	12,226	11,593

Operating income	20,365	19,145	59,522	59,662
Interest income	1,251	872	3,518	2,729
Interest expense	(4,966)	(4,877)	(14,606)	(15,609)
Net gain (loss) on marketable securities	(34)	455	463	513
Net loss on investments	(30)	(163)	(72)	(1,289)
Net other income (expense)	3	78	11	96

INCOME BEFORE PROVISION FOR INCOME TAXES	16,589	15,510	48,836	46,102
PROVISION FOR INCOME TAXES	5,785	5,748	17,524	17,077
MINORITY INTEREST IN NET EARNINGS OF SUBSIDIARIES	204	382	861	1,162

NET INCOME	$10,600	$9,380	$30,451	$27,863

(Continued)

	Third Quarter Ended		Nine Months Ended
	Sept. 26,	Sept. 28,	Sept. 26,	Sept. 28,
	2004	2003	2004	2003
BASIC EARNINGS PER SHARE OF STOCK:
Basic earnings per share	$0.49	$0.44	$1.41	$1.30

Weighted average number of shares outstanding	21,601	21,414	21,577	21,381

DILUTED EARNINGS PER SHARE OF STOCK:
Diluted earnings per share	$0.49	$0.43	$1.39	$1.29

Weighted average number of shares outstanding	21,819	21,670	21,834	21,571

See notes to condensed consolidated financial statements.

(Concluded)

PULITZER INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited — In thousands)

	Third Quarter Ended		Nine Months Ended
	Sept. 26,	Sept. 28,	Sept. 26,	Sept. 28,
	2004	2003	2004	2003
NET INCOME	$10,600	$9,380	$30,451	$27,863
OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAX:
Unrealized holding gains (losses) on marketable securities arising during the period	545	(45)	(503)	300
Realized (gains) losses arising during the period	21	(281)	(287)	(317)

Other comprehensive income items	566	(326)	(790)	(17)

COMPREHENSIVE INCOME	$11,166	$9,054	$29,661	$27,846

See notes to condensed consolidated financial statements.

PULITZER INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL POSITION
(Unaudited — In thousands)

	Sept. 26,	Dec. 28,
	2004	2003
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$56,970	$27,552
Marketable securities	152,704	148,644
Trade accounts receivable (less allowance for doubtful accounts of $3,213 and $3,843)	51,868	54,700
Inventory	10,879	7,566
Income taxes receivable	0	7,097
Prepaid expenses and other	12,331	9,171

Total current assets	284,752	254,730

PROPERTIES:
Land	9,719	9,758
Buildings	73,218	73,192
Machinery and equipment	145,369	156,425
Construction in progress	3,221	1,256

Total	231,527	240,631
Less accumulated depreciation	121,908	124,550

Properties – net	109,619	116,081

INTANGIBLE AND OTHER ASSETS:
Goodwill	815,974	811,409
Intangible assets — net of accumulated amortization	35,479	37,217
Restricted cash and investments	66,060	54,810
Other	38,127	35,426

Total intangible and other assets	955,640	938,862

TOTAL	$1,350,011	$1,309,673

(Continued)

PULITZER INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL POSITION
(Unaudited — In thousands, except share data)

	Sept. 26,	Dec. 28,
	2004	2003
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Trade accounts payable	$10,253	$9,995
Salaries, wages and commissions	16,360	15,595
Interest payable	5,697	3,582
Pension obligations	1,365	1,356
Income taxes payable	5,438	0
Other	12,728	9,766

Total current liabilities	51,841	40,294
LONG-TERM DEBT	306,000	306,000
PENSION OBLIGATIONS	7,998	5,239
POSTRETIREMENT AND POSTEMPLOYMENT BENEFIT OBLIGATIONS	66,810	61,265
OTHER LONG-TERM LIABILITIES	43,021	45,431
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS’ EQUITY:
Preferred stock, $.01 par value; 100,000,000 shares authorized; Issued and outstanding – none
Common stock, $.01 par value; 100,000,000 shares authorized; Issued 9,903,554 in 2004 and 9,682,134 in 2003	99	97
Class B common stock, convertible, $.01 par value; 100,000,000 Shares authorized; issued – 11,711,592 in 2004 and 11,834,592 in 2003	117	118
Additional paid-in capital	389,779	384,291
Retained earnings	495,596	477,437
Accumulated other comprehensive loss	(10,941)	(10,151)

Total	874,650	851,792
Unamortized restricted stock grants	(256)	(303)
Treasury stock – at cost; 1,191 and 1,061 shares of common stock in 2004 and 2003, respectively, and 0 shares of Class B common stock in 2004 and 2003	(53)	(45)

Total stockholders’ equity	874,341	851,444

TOTAL	$1,350,011	$1,309,673

(Concluded)

See notes to condensed consolidated financial statements.

PULITZER INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited — In thousands)

	Nine Months Ended
	Sept. 26,	Sept. 28,
	2004	2003
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$30,451	$27,863
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	11,592	11,061
Amortization	3,618	3,349
Stock-based compensation	1,248	928
Deferred income taxes	(3,466)	4,450
Net gain on sale of assets	(463)	(513)
Net loss on investments	72	1,289
Changes in current assets and liabilities (net of the effects of the purchase and sale of properties) which provided (used) cash:
Trade accounts receivable	2,997	5,455
Inventory	(3,313)	542
Other assets	(2,959)	(6,805)
Trade accounts payable and other liabilities	15,236	8,810
Income taxes receivable/payable	12,535	2,992

NET CASH FROM OPERATING ACTIVITIES	67,548	59,421

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(5,160)	(9,436)
Purchase of newspaper properties and distribution businesses, net of cash acquired	(5,912)	(6,065)
Purchases of marketable securities	(278,184)	(259,184)
Sales of marketable securities	271,753	233,489
Return of capital in (investment in) joint ventures and limited partnerships	(1,350)	(1,882)
Increase in restricted cash and investments	(11,250)	(11,250)
Discretionary funding of retirement obligations	0	(10,837)

NET CASH FROM INVESTING ACTIVITIES	(30,103)	(65,165)

CASH FLOWS FROM FINANCING ACTIVITIES:
Dividends paid	(12,292)	(11,536)
Proceeds from exercise of stock options	3,505	3,371
Proceeds from employee stock purchase plan	768	675
Purchase of treasury stock	(8)	(26)

NET CASH FROM FINANCING ACTIVITIES	(8,027)	(7,516)

NET INCREASE IN CASH AND CASH EQUIVALENTS	29,418	(13,260)
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	27,552	81,517

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$56,970	$68,257

(Continued)

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid (received) during the period for:
Interest paid	$12,949	$15,431
Interest received	(2,959)	(2,690)
Income taxes paid	14,094	9,884
Income tax refunds	(7,046)	(334)
SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND FINANCING ACTIVITIES:
Increase in dividends payable and decrease in retained earnings	$0	$3,857
Issuance of restricted stock grants	$120	$0

(Concluded)

See notes to condensed consolidated financial statements.

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

     Interim Adjustments – In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the Company’s consolidated financial position as of September 26, 2004 and December 28, 2003 and the results of operations and cash flows for the three-month and nine-month periods ended September 26, 2004 and September 28, 2003. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 28, 2003. Consolidated results of operations and cash flows for interim periods are not necessarily indicative of the results to be expected for the full year.

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

	Third Quarter Ended		Nine Months Ended
	Sept. 26,	Sept. 28,	Sept. 26,	Sept. 28,
	2004	2003	2004	2003
	(In thousands)
Weighted average shares outstanding (Basic EPS)	21,601	21,414	21,577	21,381
Common stock equivalents	218	256	257	190

Weighted average shares outstanding and Common stock equivalents (Diluted EPS)	21,819	21,670	21,834	21,571

     Common stock equivalents included in the diluted earnings per share calculation were determined using the treasury stock method. Under the treasury stock method, outstanding stock options are dilutive when the average market price of the Company’s common stock exceeds the option exercise price during a period. In addition, proceeds from the assumed exercise of dilutive options along with the related tax benefit are assumed to be used to repurchase common shares at the average market price of such stock during the period. Options to purchase 1,046,150 and 72,969 shares for the quarters ended September 26, 2004 and September 28, 2003, respectively, and 718,643 and 220,611 shares of common stock for the nine month periods ended September 26, 2004 and September 28, 2003, respectively, were not included in the computation of diluted earnings per share because the options’ respective exercise prices were greater than the average market price of the common stock during the respective periods.

     Financing Arrangements – In December 2001 and August 2003 the Company executed fixed-to-floating interest rate swap contracts in the current combined amount of $150.0 million. The swap contracts mature with the Company’s debt on April 28, 2009. The Company accounts for all swaps as fair value hedges and employs the short cut method. These interest rate swap contracts have the effect of converting the interest cost for $150.0 million of the Company’s debt from fixed rate to variable rate. As of September 26, 2004, approximately 49 percent of the Company’s long-term interest cost was subject to variable rates.

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

     Stock-Based Compensation – The Company has two stock-based employee compensation plans. The Company accounts for those plans under the recognition and measurement principals of Accounting Principles Board Opinion No. 25 (“APB 25”), Accounting for Stock Issued to Employees, and related interpretations. Stock-based compensation cost associated with restricted stock grants, restricted stock awards, and stock options granted to certain TNI employees, is reflected in net income for 2004 and 2003. No stock-based employee compensation cost is reflected in net income for Company stock option plans as all options granted under those plans had an exercise price equal to the fair market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation (“SFAS No. 123”), to stock-based employee compensation. The Company has estimated the fair value of its option grants by using the binomial options pricing model.

	Third Quarter Ended		Nine Months Ended
	Sept. 26,	Sept. 28,	Sept. 26,	Sept. 28,
	2004	2003	2004	2003
	(In thousands, except earnings per share)
Net income, as reported	$10,600	$9,380	$30,451	$27,863
Add: Stock-based compensation expense included in reported net income, net of related tax effects	303	193	852	575
Deduct: Total stock-based compensation expense determined under fair value based method for all awards, net of related tax effect	(1,318)	(1,200)	(3,990)	(3,660)

Pro forma net income	$9,585	$8,373	$27,313	$24,778

Pro forma earnings per share:
Basic — as reported	$0.49	$0.44	$1.41	$1.30
Basic – pro forma	$0.44	$0.39	$1.27	$1.16
Pro forma earnings per share:
Diluted — as reported	$0.49	$0.43	$1.39	$1.29
Diluted – pro forma	$0.44	$0.39	$1.25	$1.15

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

     The Company estimates that the provisions of the Act will lower the APBO by approximately $12 million which is being treated as a negative prior service cost that is being amortized beginning on March 8, 2004. This amortization will result in a $1.3 million reduction to the APBO and postretirement benefit costs in 2004, against which no income tax provision will be made in accordance with the Act. Specific authoritative guidance on the accounting for the federal subsidy is pending, and that guidance, when issued, could require the Company to change previously reported information. The Condensed Consolidated Statements of Income incorporate expense reductions of $0.4 million and $0.9 million for the respective third quarter and first nine-month periods of 2004, against which no income tax provision has been made. Subsequently, The FASB issued Staff Position 106-2, Accounting and Disclosure Requirements Related to the Medicare Prescription and Modernization Act of 2003 (“FSP 106-2”), which superceded FSP 106-1, and is effective for interim periods beginning after June 15, 2004. The Company adopted FSP 106-2 on June 25, 2004 which had no significant change in accounting previously adopted in accordance with FSP 106-1.

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

     Reclassifications – Certain reclassifications have been made to the 2003 condensed consolidated financial statements to conform with the presentation made in 2004.

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

     Summarized financial information for TNI is as follows:

	Sept. 26,	Dec. 28,
	2004	2003
	(In thousands)
Current assets	$16,533	$15,935
Current liabilities	$9,210	$9,315
Partners’ equity	$7,323	$6,620

	Third Quarter Ended		Nine Months Ended
	Sept. 26,	Sept. 28,	Sept. 26,	Sept. 28,
	2004	2003	2004	2003
	(In thousands)
Operating revenues	$26,837	$24,976	$81,616	$78,817
Operating income	$8,066	$6,450	$24,452	$23,186
Company’s share of operating income before depreciation, amortization, and general and administrative expense (1)	$4,033	$3,225	$12,226	$11,593

(1)	Star Publishing’s depreciation, amortization, and general and administrative expenses associated with the operation and administration of TNI are reported as operating expenses in the Company’s condensed consolidated statements of income. In aggregate, these amounts totaled $726,000 and $590,000 for the third quarter of 2004 and 2003, respectively, and $1.9 million and $1.8 million for the first nine months of 2004 and 2003, respectively.

3. ACQUISITION OF PROPERTIES

     In the first nine months of 2004, Pulitzer Inc. subsidiaries acquired businesses, principally weekly newspapers and niche publications that complement the daily newspaper operations of Pulitzer Newspapers, Inc. and its subsidiaries (“PNI”) in Coos Bay, Oregon, Bloomington, Illinois, and Santa Barbara County, California and St. Louis newspaper distribution businesses, for an aggregate price of approximately $5.9 million. In the first nine months of 2003 Pulitzer Inc. subsidiaries acquired businesses, principally weekly newspapers and newspaper distribution businesses, totaling $6.1 million. The pro forma results of these acquisitions were not material and, therefore, are not presented.

4. GOODWILL AND OTHER INTANGIBLE ASSETS

     Changes in the carrying amounts of goodwill and other intangible assets of the Company for the nine months ended September 26, 2004 were as follows:

		Other
		Intangible
(In thousands)	Goodwill	Assets
Balance at December 28, 2003	$811,409	$37,217
Additions during the period	4,565	1,880
Amortization expense	0	(3,618)

Balance at September 26, 2004	$815,974	$35,479

     Other intangible assets at September 26, 2004 and December 28, 2003 were as follows:

		Accumulated	Net
(In thousands)	Cost	Amortization	Cost
September 26, 2004
Other intangible assets:
Advertising base	$34,729	$8,742	$25,987
Subscriber lists	23,927	16,129	7,798
Long-term pension asset	1,260	0	1,260
Non-compete agreements and other assets	5,417	4,983	434

Total other intangible assets	$65,333	$29,854	$35,479

December 28, 2003
Other intangible assets:
Advertising base	33,552	7,487	26,065
Subscriber lists	23,300	14,040	9,260
Long-term pension asset	1,260	0	1,260
Non-compete agreements and other assets	5,341	4,709	632

Total other intangible assets	$63,453	$26,236	$37,217

     Pretax amortization expense of other intangible assets for the third quarter and first nine months ended September 26, 2004 was $1.2 million and $3.6 million, respectively, and annually over the next six years is estimated to be: $4.8 million for 2004 and 2005, $4.6 million for 2006, $2.6 million for 2007, and $2.0 million for 2008 and 2009.

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

     The Company uses a September 30 measurement date for all of its pension and postretirement plan obligations.

     The pension cost components for the Company’s pension and postretirement plans are as follows:

	Pension Benefits		Other Benefits
	Third Quarter Ended
	Sept. 26,	Sept. 28,	Sept. 26,	Sept. 28,
	2004	2003	2004	2003
	(In thousands)
Service cost for benefits earned during the period	$1,225	$1,092	$710	$582
Interest cost on projected benefit obligation	2,331	2,323	1,621	1,670
Expected return on plan assets	(2,776)	(2,466)	(284)	(192)
Amortization of prior service cost	78	78	0	3
Amortization of transition obligation	0	14	0	0
Amortization of loss	364	100	135	90
Cost for special termination benefits	0	32	0	0

Net periodic pension cost	$1,222	$1,173	$2,182	$2,153

	Pension Benefits		Other Benefits
	Nine Months Ended
	Sept. 26,	Sept. 28,	Sept. 26,	Sept. 28,
	2004	2003	2004	2003
	(In thousands)
Service cost for benefits earned during the period	$3,675	$3,276	$2,132	$1,746
Interest cost on projected benefit obligation	6,993	6,969	4,999	5,010
Expected return on plan assets	(8,328)	(7,398)	(852)	(576)
Amortization of prior service cost	234	234	0	9
Amortization of transition obligation	0	42	0	0
Amortization of loss	1,092	300	552	270
Cost for special termination benefits	0	96	0	0

Net periodic pension cost	$3,666	$3,519	$6,831	$6,459

     Based on the Company’s forecast at September 26, 2004, the Company expects to contribute $0.7 million to its pension plans and $10.0 million to its postretirement plans in 2004.

6. COMMITMENTS AND CONTINGENCIES

Capital Commitments

     As of September 26, 2004, the Company had construction and equipment commitments of approximately $4.4 million.

Investment Commitments

     As of September 26, 2004, the Company had an unfunded capital contribution commitment of approximately $3.8 million related to its investment in a limited partnership not associated with or involved in the Company’s operations.

Merger Agreement Indemnification

     Pursuant to an Amended and Restated Agreement and Plan of Merger, dated as of May 25, 1998 (the “Merger Agreement”), by and among Pulitzer Inc., Pulitzer Publishing Company (Pulitzer Inc.’s predecessor) (“Old Pulitzer”) and Hearst-Argyle Television, Inc. (“Hearst-Argyle”) on March 18, 1999, Hearst-Argyle acquired, through the merger (the “Merger”) of Old Pulitzer with and into Hearst-Argyle, Old Pulitzer’s television and radio broadcasting operations (collectively, the “Broadcasting Business”) in exchange for the issuance to Old Pulitzer’s stockholders of 37,096,774 shares of Hearst-Argyle’s Series A common stock. Old Pulitzer’s Broadcasting Business consisted of nine network-affiliated television stations and five radio stations owned and operated by Pulitzer Broadcasting Company and its wholly owned subsidiaries. Prior to the Merger, Old Pulitzer’s newspaper publishing and related new media businesses were contributed to Pulitzer Inc. in a tax-free “spin-off” to Old Pulitzer stockholders (the “Spin-off”). The Merger and Spin-off are collectively referred to as the “Broadcast Transaction.”

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

Internal Revenue Service Matters

     In October 2001 the Internal Revenue Service (“IRS”) formally proposed that Old Pulitzer’s taxable income for the tax year ended March 18, 1999 be increased by approximately $80.4 million based on its assertion that Old Pulitzer was required to recognize a taxable gain in that amount as a result of the Spin-off. Under the Merger Agreement, Pulitzer Inc. is obligated to indemnify Hearst-Argyle against any tax liability attributable to the Spin-off and has the right to control any proceedings relating to the determination of Old Pulitzer’s tax liability for such tax period. Accordingly, if the IRS were completely successful in its assertion, Pulitzer Inc.’s indemnification obligation would be approximately $29.3 million, plus applicable interest. Any such income tax indemnification payment would be recorded as an adjustment to additional paid-in capital, and any related interest expense would be reflected as a component of net income in the period recognized. Notwithstanding the IRS’ proposed adjustment, Pulitzer Inc. does not believe that Old Pulitzer realized any taxable gain in connection with the Spin-off, and it has not accrued any liability in connection with this issue. In January 2002, Pulitzer Inc. filed a formal written protest of the IRS’ proposed adjustment with the IRS Appeals Office.

     On August 30, 2002, Pulitzer Inc., on behalf of Old Pulitzer, filed with the IRS amended federal corporate income tax returns for the tax years ended December 1997 and 1998 and March 1999 in which tax refunds in the aggregate amount of approximately $8.1 million, plus interest, were claimed. These refund claims were based on the contention that Old Pulitzer was entitled to deduct certain fees and expenses which it had not previously deducted and which Old Pulitzer had incurred in connection with its investigation of several strategic alternatives and potential transactions prior to its decision to proceed with the Broadcast Transaction. Under the Merger Agreement, Pulitzer Inc. is entitled to any refunds recovered from the IRS as a result of these refund claims, but it has not recorded a receivable for these refund claims inasmuch as the IRS could deny all or a portion thereof. Any income tax refunds would be recorded as an adjustment to additional paid-in-capital, and any related interest received would be reflected as a component of net income in the period recognized.

     In late 2003, the IRS Appeals Officer initially indicated that he would sustain substantially the entire amount of the IRS’ proposed adjustment of Old Pulitzer’s taxable gain as a result of the Spin-off. He further indicated that the refund claims filed by Pulitzer Inc. on behalf of Old Pulitzer for the December 1997 and 1998 and March 1999 tax years had been referred to the IRS’ Examination Division for review. Subsequently, Pulitzer Inc.’s representatives furnished the IRS Appeals Officer with additional information in support of Pulitzer Inc.’s position on the issue of Old Pulitzer’s taxable gain as a result of the Spin-off and also requested, in view of this additional information, that this issue be referred back to the IRS’ Examination Division for consideration concurrently with the refund claims filed by Pulitzer Inc. on behalf of Old Pulitzer for the December 1997 and 1998 and March 1999 tax years. In July 2004, the IRS Appeals Officer agreed to release jurisdiction over all issues relating to Old Pulitzer’s consolidated federal income tax liability for the December 1997 and 1998 and March 1999 tax years back to the IRS Examination Division. Representatives of Pulitzer Inc. and of the IRS Examination Division have engaged in substantive discussions seeking to resolve such issues. These discussions are ongoing.

     While there can be no assurance that Pulitzer Inc. will completely prevail in its position with respect to the issue of Old Pulitzer’s taxable gain as a result of the Spin-off, Pulitzer Inc. firmly believes that the IRS’ position is not supported by the facts or applicable legal authority and intends to vigorously contest the IRS’ proposed adjustment. With respect to the refund claims filed by Pulitzer Inc. on behalf of Old Pulitzer for the December 1997 and 1998 and March 1999 tax years, Pulitzer Inc. believes that the position underlying these refund claims is supported by the facts and applicable legal authority, although there can be no assurance that the IRS will approve all or any portion of these refund claims. In view of the uncertainty regarding the resolution of these issues, no financial statement recognition has been given to any taxes or interest that may become payable to the IRS or to Pulitzer Inc. in connection with their ultimate resolution.

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

     The actual amount payable to Herald either on May 1, 2010 or upon the termination of PD LLC and DS LLC on May 1, 2015 will depend on such variables as future cash flows, the amounts of any distributions to Herald prior to such payment, PD LLC’s and DS LLC’s rate of growth and market valuations of newspaper properties. While the amount of such payment cannot be predicted with certainty, Pulitzer Inc. currently estimates (assuming a 5 percent annual growth rate in Herald’s capital accounts, no special distribution as described above and consistent newspaper property valuation multiples) that the amount of such payment either on May 1, 2010 or on May 1, 2015 would not exceed $100 million. Pulitzer Inc. further believes that it will be able to finance such payment either from available cash reserves or with the proceeds of a debt issuance.

Legal Contingencies

     In the second quarter of 2004, the Company settled the lawsuit filed in the Missouri Circuit Court, Twenty-Second Judicial Circuit (City of St. Louis, Missouri), against Pulitzer Inc., PD LLC, and Suburban Journals LLC (“Defendants”) which was described in the Company’s Annual Report on Form 10-K for the year ended December 28, 2003 and the Company’s Quarterly Report on Form 10-Q for the quarters ended March 28, 2004 and June 27, 2004. The lawsuit was brought by a group of 33 independent carriers (the “Plaintiffs”) engaged in the business of delivering the Post-Dispatch pursuant to home delivery contracts involving 44 carrier routes. The lawsuit was settled with a payment by PD LLC of approximately $1.5 million.

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

7. OPERATING REVENUES

The Company’s consolidated operating revenues consist of the following:

	Third Quarter Ended		Nine Months Ended
	Sept. 26,	Sept. 28,	Sept. 26,	Sept. 28,
	2004	2003	2004	2003
	(In thousands)
Combined St. Louis operations	$77,296	$73,691	$230,567	$221,932
Pulitzer Newspapers, Inc.	32,434	29,561	94,951	86,664

Total	$109,730	$103,252	$325,518	$308,596

* * * * * *

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

GENERAL

     Pulitzer Inc. (together with its subsidiaries and affiliated entities, the “Company”) is a newspaper publishing company with integrated Internet operations in 14 United States markets, the largest of which is St. Louis, Missouri. For the third quarter and first nine months of 2004, the Company’s St. Louis operations contributed approximately 70 percent and 71 percent of reported revenue, respectively.

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

     Pulitzer Inc.’s wholly owned subsidiary, Pulitzer Newspapers, Inc., and its subsidiaries (collectively, “PNI”) publish 12 dailies that serve markets in the Midwest, Southwest and West, as well as more than 70 weekly newspapers, shoppers and niche publications.

     The Company’s revenues are derived primarily from advertising and circulation, which have respectively averaged approximately 78 percent and 20 percent of total revenue over the five years ending December 2003 to December 1999 . Advertising rates and rate structures and resulting revenues vary among publications based on, among other things, circulation, type of advertising, local market conditions and competition.

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

Acquisition of Properties

     In the first nine months of 2004, Pulitzer Inc. subsidiaries acquired businesses, principally weekly newspapers and niche publications that complement the daily newspaper operations of PNI and its subsidiaries in Coos Bay, Oregon, Bloomington, Illinois, and Santa Barbara County, California and St. Louis newspaper distribution businesses, for an aggregate price of approximately $5.9 million. In the first nine months of 2003 Pulitzer Inc. subsidiaries acquired businesses, principally weekly newspapers and newspaper distribution businesses, for an aggregate price totaling $6.1 million. The pro forma results of these acquisitions were not material and, therefore, are not presented.

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

THIRD QUARTER ENDED SEPTEMBER 26, 2004 COMPARED WITH THIRD QUARTER ENDED SEPTEMBER 28, 2003

Executive Overview

     Operating revenue increased 6.3 percent to $109.7 million for the third quarter of 2004 versus $103.3 million in 2003, reflecting a 7.4 percent increase in advertising revenue and a 1.3 percent increase in circulation revenue. The advertising revenue increase resulted, principally, from (a) an 8.4 percent increase in retail advertising revenue, including retail preprints, reflecting gains from smaller local advertisers, growth in the healthcare, grocery and financial categories, and revenues from Local Values, the Post-Dispatch’s direct mail initiative in St. Louis (“Local Values”); and (b) a 9.7 percent increase in classified advertising, reflecting an 18.0 percent increase in help wanted advertising, a 12.4 percent increase in real estate advertising, and a 2.2 percent decrease in automotive advertising. The retail and classified advertising revenue increases were partially offset by a 7.9 percent decrease in national advertising, including national preprints, principally due to weakness in the pharmaceutical, packaged goods and travel categories.

     Operating expenses for the third quarter of 2004 increased 6.9 percent to $93.4 million from $87.3 million in the third quarter of 2003, principally due to (a) an 8.4 percent increase in newsprint expense, reflecting a 9.2 percent price increase over the third quarter of 2003; (b) incremental operating expense from the 2003 and 2004 PNI acquisitions; (c) increased postage, production, and marketing expense related to Local Values; (d) a $0.5 million expense related to severance cost for employment termination inducements in St. Louis. These expense increases were partially offset by reductions in employee benefit and bad debt reserves reflecting favorable experience during the year.

     Third quarter 2004 operating income increased to $20.4 million, or 6.4 percent, from $19.1 million in the third quarter of 2003 reflecting the revenue and expense fluctuations previously discussed as well as a 25.1 percent increase in the equity earnings from TNI.

     Third quarter 2004 net income increased to $10.6 million, or $0.49 per diluted share, compared to $9.4 million, or $0.43 per diluted share, for the third quarter of 2003. This increase in 2004 net income was principally due to (a) increased advertising revenue; (b) a 25.1 percent increase in equity in earnings of TNI; (c) increased interest income resulting from higher yields on the Company’s invested funds; and (d) a reduction in the effective tax rate to 35.9 percent.

Operating Results

     Operating revenue for the third quarter of 2004 increased to $109.7 million, or 6.3 percent, from $103.3 million in the third quarter of 2003. Retail advertising revenue, including retail preprints, increased 8.4 percent to $45.2 million in the third quarter of 2004 from $41.7 million in the comparable period of the prior year. The increase was driven, in part, by a 14.4 percent increase in retail advertising revenue from small to mid-size advertisers in St. Louis. Additionally, PNI retail advertising revenue increased 8.7 percent. These increases were partially offset by weakness in the department store, furniture and home improvement categories in St. Louis. Retail preprint revenue increased 14.6 percent due, in part, to preprint revenue related Local Values.

     National advertising revenue, including national preprints, decreased 7.9 percent in the third quarter of 2004, to $7.1 million compared to $7.7 million in the third quarter of 2003. The decrease resulted, principally, from weakness in the pharmaceutical, telecommunication, and travel categories in St. Louis marginally offset by increased national revenue at PNI.

     Third quarter 2004 classified advertising revenue increased 9.7 percent to $35.6 million from $32.5 million in the third quarter of 2003. Real estate and help wanted increases were partially offset by weakness in the automotive category, reflecting the effects of an 11-week strike by auto dealership mechanics in St. Louis. The strike was settled on October 15, 2004. The Company’s classified advertising revenue percentage changes for the third quarter of 2004 versus the comparable period of 2003 are summarized in the table below:

Total
	Pulitzer	St. Louis	PNI
Classified advertising revenue
Third Quarter 2004 vs.	percentage change from comparable
Third Quarter 2003	prior year period
Automotive	-2.2%	-2.0%	-3.0%
Help Wanted	+18.0%	+11.8%	+37.4%
Real Estate	+12.4%	+6.7%	+24.3%

Total Classified	+9.7%	+6.2%	+19.2%

     Circulation revenues increased 1.3 percent, in the third quarter of 2004 to $20.1 million from $19.8 million in the third quarter of 2003. Other publishing revenues increased 10.9 percent to $1.8 million in the third quarter of 2004.

     Operating expense increased 6.9 percent in the third quarter of 2004 to $93.4 million compared to $87.3 million in the third quarter of 2003. Labor related costs increased 4.0 percent, reflecting increased salary and benefit expense. These increases were partially offset by a 1.7 percent reduction in full-time equivalent employees (“FTEs”) related to improved production and distribution efficiencies in St. Louis and operating efficiencies at PNI resulting from the combination of certain weekly and daily newspaper operations.

     Newsprint expense increased 8.4 percent in the third quarter of 2004 to $11.9 million from $11.0 million in the third quarter of 2003, resulting, principally, from an 9.2 percent increase in newsprint prices, partially offset by decreased consumption principally associated with decreased circulation and advertising linage at the Post-Dispatch.

     Other operating expenses increased 10.7 percent to $29.5 million in the third quarter of 2004 from $26.7 million in the comparable quarter of the prior year due to: (a) incremental operating expenses from the 2003 and 2004 PNI newspaper acquisitions; (b) increased postage and production expenses related to Local Values; and (c) a $0.5 million severance expense for employment termination inducements. These expense increases were partially offset by reductions in employee benefit and bad debt reserves reflecting favorable experience during the year.

     Depreciation and amortization expense increased $0.5 million to $5.3 million in the third quarter of 2004 compared to $4.8 million in the third quarter of 2003.

     Equity in earnings of TNI increased 25.1 percent to $4.0 million from $3.2 million in the third quarter of 2004 due, primarily, to advertising revenue (principally classified and preprint revenue). These revenue increases were partially offset by increased newsprint expense and postage expense.

     Third quarter 2004 operating income increased 6.4 percent to $20.4 million from $19.1 million in the third quarter of 2003.

Non-Operating Items

     Interest expense, net of interest income, decreased in the third quarter to $3.7 million from $4.0 million in the same quarter of 2003, principally due to higher yields on the Company’s invested funds.

     Results for the third quarter of 2004 and 2003 included a $34,000 pretax loss and a $455,000 pretax gain, respectively, on the sale of marketable securities.

     Results for the third quarter of 2004 and 2003 included pretax charges of $30,000 and $1.0 million, respectively, to adjust the carrying value of certain non-operating investments. Results for the third quarter of 2003 also included an $825,000 gain from the distribution of the Company’s interest in a mutual insurance company.

     The effective income tax rate for the third quarter of 2004 decreased to 34.9 percent from 37.1 percent in the third quarter of 2003 due, principally, to postretirement expense reductions associated with the 2003 Medicare Prescription Drug, Improvement and Modernization Act (the “Act”) against which no income tax provision has been made in accordance with the Act, and lower state income tax rates associated with increased utilization of existing net operating loss carryforwards.

Net Income

     For the third quarter 2004 the Company reported net income of $10.6 million, or $0.49 per diluted share, compared to $9.4 million, or $0.43 per diluted share, in the comparable quarter of 2003.

NINE MONTHS ENDED SEPTEMBER 26, 2004 COMPARED WITH NINE MONTHS ENDED SEPTEMBER 28, 2003

Executive Overview

     Operating revenue increased 5.5 percent to $325.5 million for the first nine months of 2004 versus $308.6 million in the comparable 2003 period, reflecting a 6.5 percent increase in advertising revenue and a 1.3 percent increase in circulation revenue. The advertising revenue increase resulted, principally, from (a) a 5.9 percent increase in retail advertising revenue, including retail preprints, reflecting gains from smaller local advertisers and revenues from Local Values; and (b) an 10.8 percent increase in classified advertising. The retail and classified advertising revenue increases were partially offset by a 6.8 percent decrease in national advertising, including national preprints, principally due to weakness in the pharmaceutical and travel categories.

     Operating expenses for the first nine months of 2004 increased 6.8 percent to $278.2 million from $260.5 million in the first nine months of 2003, principally due to (a) a 9.2 percent increase in newsprint expense, reflecting a 9.0 percent price increase over the first nine months of 2003; (b) expenses of $1.5 million related to the settlement of independent home delivery carrier litigation in St. Louis; (c) incremental operating expenses from the 2003 and 2004 PNI acquisitions; (d) increased postage, production and marketing expenses related to Local Values; and (e) severance payments of $0.5 million in 2004 versus $0.2 million in 2003. These expense increases were partially offset by reductions in employee benefit and bad debt reserves reflecting favorable experience during the year. Operating income for the first nine months of 2004 decreased to $59.5 million, or 0.2 percent, from $59.7 million in the first nine months of 2003.

     Net income for the first nine months of 2004 increased to $30.5 million, or $1.39 per diluted share, compared to $27.9 million, or $1.29 per diluted share, for the first nine months of 2003. This increase in net income was principally due to (a) increased advertising revenue; (b) decreased net interest expense resulting from the Company’s interest rate swap contracts and higher yields on the Company’s invested funds; and (c) carrying value adjustments to non-operating investments of $72,000 during the first nine months of 2004 compared to $1.3 million in the comparable prior of the year.

Operating Results

     Operating revenue for the first nine months of 2004 increased 5.5 percent to $325.5 million from $308.6 million in the first nine months of 2003. Retail advertising revenue, including retail preprints, increased 5.9 percent to

$132.7 million in the first nine months of 2004 from $125.3 million in the comparable 2003 period. The increase was driven, in part, by a 13.1 percent increase in retail advertising revenue from small to mid-size advertisers in St. Louis. Additionally, PNI retail revenue increased 7.9 percent. These increases were partially offset by weakness in the department store category in St. Louis. Retail preprint revenue increased 8.9 percent due, in part, to preprint revenue related to Local Values.

     National advertising revenue, including national preprints, decreased 6.8 percent in the first nine months of 2004, to $22.8 million compared to $24.5 million in the comparable period of 2003. The decrease resulted, principally, from weakness in the pharmaceutical, telecommunication, and travel categories in St. Louis and tough comparisons with the comparable period of the prior year.

     Classified advertising revenue during the first nine months of 2004 increased 10.8 percent to $103.4 million from $93.3 million in 2003. Automotive, help wanted and real estate classified revenue categories reported period-over-period revenue increases of 4.3 percent, 15.5 percent and 14.1 percent, respectively. The Company’s classified advertising revenue percentage changes for the first nine months of 2004 versus the comparable period of 2003 are summarized in the table below:

Total
	Pulitzer	St. Louis	PNI
First nine months of	Classified advertising revenue
2004 vs. first nine	percentage change from comparable
months of 2003	prior year period
Automotive	+4.3%	+4.8%	+2.8%
Help Wanted	+15.5%	+9.6%	+36.0%
Real Estate	+14.1%	+7.9%	+28.9%

Total Classified	+10.8%	+7.3%	+20.8%

     Circulation revenues increased $0.8 million, or 1.3 percent, in the first nine months of 2004. Other publishing revenues increased $0.3 million, or 5.7 percent.

     Operating expense increased 6.8 percent in the first nine months of 2004 to $278.2 million compared to $260.5 million in the first nine months 2003. Labor related costs increased 3.4 percent, reflecting increased salary and employee benefit costs, partially offset by a 2.0 percent reduction in FTEs.

     Newsprint expense increased 9.2 percent in the first nine months of 2004 to $35.0 million from $32.0 million in the comparable 2003 period, principally from a 9.0 percent increase in newsprint prices.

     Other operating expenses increased 11.8 percent to $88.4 million in the first nine months of 2004 from $79.1 in the comparable period of the prior year due to: (a) incremental operating expenses from the 2003 and 2004 PNI newspaper acquisitions; (b) increased postage, production, and marketing expenses related to Local Values; (c) expenses of $1.5 million related to the settlement of independent home delivery carrier litigation in St. Louis; and (d) a $0.5 million severance expense for employment termination inducements. These expense increases were partially offset by reductions in employee benefit and bad debt reserves reflecting favorable experience during the year.

     Depreciation and amortization expense increased to $15.2 million in the first nine months of 2004 compared to $14.4 million in the comparable 2003 period.

     Equity in earnings of TNI increased 5.5 percent to $12.2 million in the first nine months of 2004 from $11.6 million in the first nine months of 2003 due, primarily, to increased advertising revenue, principally classified and retail preprints.

     Operating income for the first nine months of 2004 decreased 0.2 percent to $59.5 million from $59.7 million in the first nine months of 2003.

Non-Operating Items

     Interest expense, net of interest income, decreased in the first nine months of 2004 to $11.1 million from $12.9 million in the comparable period of 2003, principally due to savings from the Company’s interest rate swaps and higher yields on invested funds.

     Results for the first nine months of 2004 and 2003 included a pretax gains of $463,000 and $513,000, respectively, on the sale of marketable securities.

     Results for the first nine months of 2004 and 2003 included pretax charges of $72,000 and $2.1 million, respectively, to adjust the carrying value of certain non-operating investments. Results for the first nine months of 2003 also included an $825,000 gain from the distribution of the Company’s interest in a mutual insurance company.

     The effective income tax rate for the first nine months of 2004 decreased to 35.9 percent from 37.0 percent in the first nine months of 2003 due, principally, to postretirement expense reductions associated with the Act against which no income tax provision has been made in accordance with the Act, and lower state income tax rates associated with increased utilization of existing net operating loss carryforwards.

Net Income

     For the first nine months of 2004 the Company reported net income of $30.5 million, or $1.39 per diluted share, compared to $27.9 million, or $1.29 per diluted share, in the comparable period of 2003.

LIQUIDITY AND CAPITAL RESOURCES

     As of September 26, 2004, the Company had an unrestricted cash and marketable securities balance of $209.7 million compared to $176.2 million as of December 28, 2003. The increase resulted principally from an increase in net income for the first nine months of 2004, the receipt of 2003 income tax refunds, the absence, through September 2004, of discretionary contributions to fund the Company’s retirement obligations, and lower expenditures for capital projects in 2004 compared to the comparable 2003 period.

     At both September 26, 2004 and December 28, 2003, the Company had $306.0 million of outstanding debt pursuant to a loan agreement between PD LLC and a group of institutional lenders led by Prudential Capital Group (the “Loan”). The aggregate principal amount of the Loan is payable on April 28, 2009, and bears interest at an annual rate of 8.05 percent.

     The agreements with respect to the Loan (the “Loan Agreements”) contain certain covenants and conditions, including the maintenance of cash flow and various other financial ratios, minimum net worth requirements and limitations on the incurrence of other debt. In addition, the Loan Agreements and the PD LLC Operating Agreement (the “Operating Agreement”) require that PD LLC maintain a minimum reserve balance consisting of cash and investments in U.S. government securities, totaling approximately $66.1 million as of September 26, 2004. The Loan Agreements and the Operating Agreement provide for a $3.75 million quarterly increase in the minimum reserve balance through May 1, 2010, by which time the amount will total $150.0 million. There is no requirement for the Company to maintain the reserve balance subsequent to May 1, 2010.

     The Company expects to spend approximately $10.0 million to $12.0 million on property, plant and equipment in 2004. As of September 26, 2004, the Company had capital commitments for buildings and equipment replacements of approximately $4.4 million. In addition, as of September 26, 2004, the Company had an unfunded capital contribution commitment of approximately $3.8 million related to its investment in a limited partnership not associated with or involved in the Company’s operations.

     In order to build a stronger, more direct relationship with the readers of the Post-Dispatch, PD LLC has purchased a number of distribution businesses from independent carriers and dealers over the past four years, and it may continue to purchase additional distribution businesses from time to time in the future. As of September 26, 2004, PD LLC owned approximately 71 percent of its circulation routes covering approximately 71 percent of the Post-Dispatch’s daily home delivery and approximately 80 percent of single copy distribution in the newspaper’s designated market.

     The Company’s Board of Directors previously authorized the repurchase of up to $100.0 million of the Company’s outstanding capital stock. The Company’s repurchase program provides for the purchase of both common and Class B common shares in either the open market or in privately negotiated transactions. As of September 26, 2004, the Company had repurchased under this authority 1,000,000 shares of Class B common stock and 532,987 shares of common stock for a combined purchase price of $62.2 million, leaving $37.8 million in remaining share repurchase authority.

     The Company generally expects to generate sufficient cash from operations to cover capital expenditures, working capital requirements, stock repurchases, and dividend payments. Cash flows from operations are dependent upon, among other things, the continued acceptance of newspaper advertising at current or increased levels and the availability of raw materials, principally newsprint.

CASH FLOWS

     Cash flow from operations is the Company’s primary source of liquidity. Cash provided from operating activities for the first nine months of 2004 was $67.5 million compared to $59.4 million in 2003. The increase resulted principally from higher 2003 income tax refunds received in 2004 and increased net income and trade accounts payable, partially offset by larger inventory balances, principally newsprint.

     Cash used for investing activities during the first nine months of 2004 was $30.1 million compared to $65.2 million used in the first nine months 2003. The net purchase of marketable securities decreased to $6.4 million in the first nine months of 2004 compared to $25.7 million in the first nine months of 2003. The Company made no discretionary contributions to fund retirement obligations during the first nine months of 2004 compared to a $10.8 million contribution in the first nine months of 2003. In addition, capital expenditures decreased by $4.3 million in the first nine months of 2004 to $5.2 million from $9.4 million in the comparable period of 2003.

     Cash used for financing activities during the first nine months of 2004 was $8.0 million compared to $7.5 million used in the first nine months of 2003. The increase in cash used was due to an increase in dividends paid during the year compared to the previous year, partially offset by increased proceeds from the exercise of stock options and from employee stock purchase plans.

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

Internal Revenue Service Matters

     In October 2001 the Internal Revenue Service (“IRS”) formally proposed that Old Pulitzer’s taxable income for the tax year ended March 18, 1999 be increased by approximately $80.4 million based on its assertion that Old Pulitzer was required to recognize a taxable gain in that amount as a result of the Spin-off. Under the Merger Agreement, Pulitzer Inc. is obligated to indemnify Hearst-Argyle against any tax liability attributable to the Spin-off and has the right to control any proceedings relating to the determination of Old Pulitzer’s tax liability for such tax period. Accordingly, if the IRS were completely successful in its assertion, Pulitzer Inc.’s indemnification obligation would be approximately $29.3 million, plus applicable interest. Any such income tax indemnification payment would be recorded as an adjustment to additional paid-in capital, and any related interest expense would be reflected as a component of net income in the period recognized. Notwithstanding the IRS’ proposed adjustment, Pulitzer Inc. does not believe that Old Pulitzer realized any taxable gain in connection with the Spin-off, and it has not accrued any liability in connection with this issue. In January 2002, Pulitzer Inc. filed a formal written protest of the IRS’ proposed adjustment with the IRS Appeals Office.

     On August 30, 2002, Pulitzer Inc., on behalf of Old Pulitzer, filed with the IRS amended federal corporate income tax returns for the tax years ended December 1997 and 1998 and March 1999 in which tax refunds in the aggregate amount of approximately $8.1 million, plus interest, were claimed. These refund claims were based on the contention that Old Pulitzer was entitled to deduct certain fees and expenses which it had not previously deducted and which Old Pulitzer had incurred in connection with its investigation of several strategic alternatives and potential transactions prior to its decision to proceed with the Broadcast Transaction. Under the Merger Agreement, Pulitzer Inc. is entitled to any refunds recovered from the IRS as a result of these refund claims, but it has not recorded a receivable for these refund claims inasmuch as the IRS could deny all or a portion thereof. Any income tax refunds would be recorded as an adjustment to additional paid-in-capital, and any related interest received would be reflected as a component of net income in the period recognized.

     In late 2003, the IRS Appeals Officer initially indicated that he would sustain substantially the entire amount of the IRS’ proposed adjustment of Old Pulitzer’s taxable gain as a result of the Spin-off. He further indicated that the refund claims filed by Pulitzer Inc. on behalf of Old Pulitzer for the December 1997 and 1998 and March 1999 tax years had been referred to the IRS’ Examination Division for review. Subsequently, Pulitzer Inc.’s representatives furnished the IRS Appeals Officer with additional information in support of its position on the issue of Old Pulitzer’s taxable gain as a result of the Spin-off and also requested, in view of this additional information, that this issue be referred back to the IRS’ Examination Division for consideration concurrently with the refund claims filed by Pulitzer Inc. on behalf of Old Pulitzer for the December 1997 and 1998 and March 1999 tax years. In July 2004, the IRS Appeals Officer agreed to release jurisdiction over all issues relating to Old Pulitzer’s consolidated federal income tax liability for the December 1997 and 1998 and March 1999 tax years back to the IRS Examination Division. Representatives of Pulitzer Inc. and of the IRS Examination Division have engaged in substantive discussions seeking to resolve such issues. These discussions are ongoing.

     While there can be no assurance that Pulitzer Inc. will completely prevail in its position with respect to the issue of Old Pulitzer’s taxable gain as a result of the Spin-off, it firmly believes that the IRS’ position is not supported by the facts or applicable legal authority and intends to vigorously contest the IRS’ proposed adjustment. With respect to the refund claims filed by Pulitzer Inc. on behalf of Old Pulitzer for the December 1997 and 1998 and March 1999 tax years, Pulitzer Inc. believes that the position underlying these refund claims is supported by the facts and applicable legal authority, although there can be no assurance that the IRS will approve all or any portion of these refund claims. In view of the uncertainty regarding the resolution of these issues, no financial statement recognition has been given to any taxes or interest that may become payable due to the IRS or to Pulitzer Inc. in connection with their ultimate resolution.

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

     The actual amount payable to Herald either on May 1, 2010 or upon the termination of PD LLC and DS LLC on May 1, 2015 will depend on such variables as future cash flows, the amounts of any distributions to Herald prior to such payment, PD LLC’s and DS LLC’s rate of growth and market valuations of newspaper properties. While the amount of such payment cannot be predicted with certainty, Pulitzer Inc. currently estimates (assuming a 5 percent annual growth rate in Herald’s capital accounts, no special distribution as described above and consistent newspaper property valuation multiples) that the amount of such payment either on May 1, 2010 or on May 1, 2015 would not exceed $100 million. Pulitzer Inc. further believes that it will be able to finance such payment either from available cash reserves or with the proceeds of a debt issuance.

Legal Contingencies

     In the second quarter of 2004, the Company settled the lawsuit filed in the Missouri Circuit Court, Twenty-Second Judicial Circuit (City of St. Louis, Missouri), against Pulitzer Inc., PD LLC, and Suburban Journals LLC (“Defendants”) which was described in the Company’s Annual Report on Form 10-K for the year ended December 28, 2003 and the Company’s Quarterly Report on Form 10-Q for the quarters ended March 28, 2004 and June 27, 2004. The lawsuit was brought by a group of 33 independent carriers (the “Plaintiffs”) engaged in the business of delivering the Post-Dispatch pursuant to home delivery contracts involving 44 carrier routes. The lawsuit was settled with a payment by PD LLC of approximately $1.5 million.

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

New Accounting Pronouncements

     In December 2003, the Medicare Prescription Drug, Improvement and Modernization Act of 2003 was signed into law. The Act introduced a prescription drug benefit under Medicare (Medicare Part D) and a federal subsidy to sponsors of retiree health care benefit plans that provide a benefit that is at least actuarially equivalent (as that term is defined in the Act) to Medicare Part D. FASB Staff Position 106-1, Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (“FSP 106-1”), which is effective for interim or annual financial statements for fiscal years which ended after December 7, 2003, permits a sponsor of a postretirement health care plan that provides a prescription drug benefit to make a one-time election to defer accounting for the effects of the Act.

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

     The Company estimates that the provisions of the Act will lower the APBO by approximately $12 million which is being treated as a negative prior service cost that is being amortized beginning on March 8, 2004. This amortization will result in a $1.3 million reduction to the APBO and postretirement benefit costs in 2004, against which no income tax provision will be made in accordance with the Act. Specific authoritative guidance on the accounting for the federal subsidy is pending, and that guidance, when issued, could require the Company to change previously reported information. The Condensed Consolidated Statements of Income incorporate expense reductions of $0.4 million and $0.9 million for the respective third quarter and first nine-month periods of 2004, against which no income tax provision has been made. The FASB issued Staff Position 106-2, Accounting and Disclosure Requirements Related to the Medicare Prescription and Modernization Act of 2003 (“FSP 106-2”), which superceded FSP 106-1, and is effective for interim periods beginning after June 15, 2004. The Company adopted FSP 106-2 on June 25, 2004 which had no significant change in accounting previously adopted in accordance with FSP 106-1.

Item 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Newsprint

     The primary raw material used in the Company’s operations is newsprint, representing 12.0 percent to 15.5 percent of operating expenses over the annual fiscal periods of 1999 to 2003. Based on the Company’s current level of newspaper operations, expected annual newsprint consumption for 2004 is estimated to be in the range of 103,000 metric tonnes. Historically, newsprint has been subject to significant price fluctuations from year to year, unrelated in many cases to general economic conditions. In the annual fiscal periods of 1999 to 2003, the Company’s average annual cost per metric tonne of newsprint has varied from its lowest price by approximately 27.8 percent. For every one dollar change in the Company’s average annual cost per metric tonne of newsprint, 2004 pre-tax income would change by approximately $103,000, assuming annual newsprint consumption of 103,000 metric tonnes. The Company attempts to obtain the best price available by combining newsprint purchases for its different newspaper locations with those of other newspaper companies. The Company considers its relationship with newsprint producers to be good. The Company has not entered into derivative contracts for newsprint.

Loan/Swaps

     At September 26, 2004, the Company had $306.0 million of outstanding debt pursuant to the Loan. The Loan bears interest at a fixed annual rate of 8.05 percent.

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

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES, USE OF PROCEEDS AND ISSUER PURCHASES OF EQUITY SECURITIES

     None reportable.

Item 6. EXHIBITS

The following exhibits are filed as part of this report:
31.1	Certification by Robert C. Woodworth, President and Chief Executive Officer of Pulitzer Inc., pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, in connection with Pulitzer Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 26, 2004.

31.2	Certification by Alan G. Silverglat, Senior Vice President-Finance and Chief Financial Officer of Pulitzer Inc., pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, in connection with Pulitzer Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 26, 2004.

32.1	Certification by Robert C. Woodworth, President and Chief Executive Officer of Pulitzer Inc., pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, in connection with Pulitzer Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 26, 2004.

32.2	Certification by Alan G. Silverglat, Senior Vice President-Finance and Chief Financial Officer of Pulitzer Inc., pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, in connection with Pulitzer Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 26, 2004.

All other items of this report are not applicable for the current quarter.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PULITZER INC. (Registrant)

Date: November 4, 2004	/s/ Alan G. Silverglat

(Alan G. Silverglat)
Senior Vice President-Finance and
Chief Financial Officer
(on behalf of the Registrant and
as principal financial officer)

EXHIBIT INDEX

31.1	Certification by Robert C. Woodworth, President and Chief Executive Officer of Pulitzer Inc., pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, in connection with Pulitzer Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 26, 2004.

31.2	Certification by Alan G. Silverglat, Senior Vice President-Finance and Chief Financial Officer of Pulitzer Inc., pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, in connection with Pulitzer Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 26, 2004.

32.1	Certification by Robert C. Woodworth, President and Chief Executive Officer of Pulitzer Inc., pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, in connection with Pulitzer Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 26, 2004.

32.2	Certification by Alan G. Silverglat, Senior Vice President-Finance and Chief Financial Officer of Pulitzer Inc., pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, in connection with Pulitzer Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 26, 2004.