Form 10-K
period 2004-12-26
PULITZER INC
filed 2005-03-17
CIK 1068848

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 26, 2004 or

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
Yes  X  No
     The aggregate market value of the voting stock held by non-affiliates of the registrant as of the last business day of the registrant’s most recently completed second fiscal quarter was approximately $646,039,233.
     The number of shares of Common Stock, $.01 par value, and Class B Common Stock, $.01 par value, outstanding as of February 25, 2005, was 10,382,844 and 11,469,398, respectively.

ITEM 1. BUSINESS.
ITEM 2. PROPERTIES
ITEM 3. LEGAL AND REGULATORY PROCEEDINGS
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
PART II
ITEM 5. MARKET FOR THE REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS
ITEM 6. SELECTED FINANCIAL DATA
ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS YEARS ENDED DECEMBER 31, 2004, 2003 AND 2002
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
Schedule II -- Valuation & Qualifying Accounts & Reserves
ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
ITEM 9A. CONTROLS AND PROCEDURES
ITEM 9B. OTHER INFORMATION
PART III
ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
MANAGEMENT
ITEM 11. EXECUTIVE COMPENSATION
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES
PART IV
ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
SIGNATURES
EXHIBIT INDEX
Letter Agreement
Incentive Opportunities Term Sheet for Terrance C. Z. Egger
Incentive Opportunities Term Sheet for Jon H. Holt
Incentive Opportunities Term Sheet for Matthew G. Kraner
Incentive Opportunities Term Sheet for James V. Maloney
Incentive Opportunities Term Sheet for Jan P. Pallares
Incentive Opportunities Term Sheet for Alan G. Silverglat
Incentive Opportunities Term Sheet for Robert C. Woodworth
Executive Transition Agreement - Terrance C. Z. Egger
Executive Transition Agreement - Jon H. Holt
Executive Transition Agreement - Matthew G. Kraner
Executive Transition Agreement - James V. Maloney
Executive Transition Agreement - Jan P. Pallares
Executive Transition Agreement - Alan G. Silverglat
Executive Transition Agreement - Robert C. Woodworth
Subsidiaires of the Registrant
Consent of Independent Registered Public Accounting Firm
Powers of Attorney
Certification by President and CEO Pursuant to Section 302
Certification by Senior Vice President-Finance Pursuant to Section 302
Certification by President and CEO Pursuant to Section 906
Certification by Senior Vice President-Finance Pursuant to Section 906

      The registrant’s fiscal year ends on the last Sunday of the calendar year. For 2004, the Company’s fiscal year began on December 29, 2003 and ended on December 26, 2004. For 2003, the Company’s fiscal year began on December 30, 2002 and ended on December 28, 2003. For 2002, the Company’s fiscal year began on December 31, 2001 and ended on December 29, 2002. In 2004, 2003 and 2002, the fourth quarter was 13 weeks and the year was 52 weeks. For ease of presentation, the Company has presented December 31 as the year-end. Except as otherwise stated, the information in this Report on Form 10-K is as of December  26, 2004, December 28, 2003 and December 29, 2002.

ITEM 1. BUSINESS.
Introduction
      Pulitzer Inc. (together with its subsidiaries and affiliated entities, the “Company”) is a newspaper publishing company with integrated Internet operations in 14 United States markets, the largest of which is St. Louis, Missouri. For fiscal 2004, the Company’s St. Louis operations contributed approximately 71 percent of reported revenue.
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
      The St. Louis newspaper operations include the Suburban Journals (the “Suburban Journals”), acquired by Suburban Journals of Greater St. Louis LLC (“Suburban Journals LLC”) in August 2000. The Suburban Journals are a group of 36 weekly papers and various niche publications that focus on providing local news and editorial content to the communities that they serve and had during 2004 average unduplicated circulation of approximately 0.7 million resulting in the delivery of approximately 1.2 million copies per week.
      As a result of the May 1, 2000, transaction that created PD LLC, PD LLC operates the Post-Dispatch. Pulitzer Inc. and one of its subsidiaries hold a 95 percent interest in the results of PD LLC operations. Prior to May 1, 2000, Pulitzer Inc. shared the operating profits and losses of the Post-Dispatch on a 50-50 basis with The Herald Company, Inc. (“Herald”). See “Agency Agreements”.
      Pulitzer Inc.’s wholly-owned subsidiary, Pulitzer Newspapers, Inc. (“PNI”), and its subsidiaries (collectively, the “PNI Group”) publish 12 dailies that serve markets in the Midwest, Southwest and West, as well as more than 75 weekly newspapers, shoppers and niche publications. The PNI Group’s 12 daily newspapers had a combined average daily circulation of approximately 188,000 at the date of the most recent ABC published statements.
      During 2004 the PNI Group acquired several weekly newspapers and specialty publications (in separate transactions) that complement its daily newspapers in several markets, principally in Santa Barbara County, California; Bloomington, Illinois; and Coos Bay, Oregon. The PNI Group also acquired several weekly newspapers (in separate transactions) in 2003 and 2002. The 2004, 2003 and 2002 acquisitions are collectively referred to as the “PNI Acquisitions.”
Lee Merger Agreement
      On January 29, 2005, Pulitzer Inc. entered into an Agreement and Plan of Merger (the “Lee Merger Agreement”) with Lee Enterprises, Incorporated, a Delaware corporation (“Lee”), and LP Acquisition Corp., a Delaware corporation and a wholly-owned subsidiary of Lee (the “Purchaser”). The Lee Merger Agreement provides for the Purchaser to be merged with and into Pulitzer Inc. (the “Lee Merger”), with Pulitzer Inc. as the surviving corporation. Each share of Pulitzer Inc.’s common stock and Class B common stock outstanding immediately prior to the effective time of the Lee Merger will be converted into the right to receive from the surviving corporation in cash, without interest, an amount equal to $64.00 per share. The total enterprise value of Pulitzer Inc. under the Lee Merger Agreement is approximately $1.46 billion based upon a value of $64.00 per share.
      The Lee Merger will effect a change of control of Pulitzer Inc. At the effective time of the Lee Merger and as a result of the Lee Merger, Pulitzer Inc. will become an indirect, wholly-owned subsidiary of Lee, the

ITEM 1. BUSINESS — Continued
directors of the Purchaser will become the directors of the surviving corporation, and the officers of the Purchaser will become the officers of the surviving corporation.
      Consummation of the Lee Merger is subject to customary conditions, including the adoption of the Lee Merger Agreement by the required vote of the Company’s stockholders and the expiration or termination of any waiting period (and any extension thereof) under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended (the “HSR Act”). Lee and Pulitzer Inc. filed notification and report forms under the HSR Act with the Federal Trade Commission (“FTC”) and the United States Department of Justice on February 11, 2005. On February 22, 2005, Pulitzer Inc. and Lee received from the FTC notification of early termination of the waiting period under the HSR Act.
      The Lee Merger Agreement includes customary representations, warranties and covenants by Pulitzer Inc., including covenants (i) to cause a stockholders’ meeting to be called and held as soon as reasonably practicable to vote on the adoption of the Lee Merger Agreement, (ii) to cease immediately any discussions and negotiations with respect to an alternate acquisition proposal, (iii) not to solicit any alternate acquisition proposal and, with certain exceptions, not to enter into discussions concerning or furnish information in connection with any alternate acquisition proposal, and (iv) subject to certain exceptions, for Pulitzer Inc.’s board of directors not to withdraw or modify its recommendation that the stockholders vote to adopt the Lee Merger Agreement. The Lee Merger Agreement contains certain termination rights for both Pulitzer Inc. and Lee and further provides that, upon termination of the Lee Merger Agreement under specified circumstances, Pulitzer Inc. may be required to pay Lee a fee of up to $55 million.
      On January 31, 2005, Todd M. Veeck, an alleged owner of common stock of Pulitzer Inc., filed a lawsuit in The Court of Chancery of the State of Delaware in New Castle County against Pulitzer Inc. and the members of its board of directors. The Veeck complaint purports to be a class action brought on behalf of all stockholders other than the defendants, and it asserts that the announced sale of Pulitzer Inc. to Lee should be preliminarily and permanently enjoined because the agreed-upon consideration is unfair and does not maximize stockholder value. The Veeck complaint also seeks monetary damages. On February 2, 2005, James Fern, an alleged owner of common stock of Pulitzer Inc., filed a lawsuit in The Court of Chancery of the State of Delaware in New Castle County against Pulitzer Inc. and members of its board of directors making essentially the same allegations and seeking essentially the same relief as the Veeck complaint. Pulitzer Inc. believes that the allegations of the Veeck and Fern complaints are without merit. On February 25, 2005, the Court of Chancery entered an order consolidating the Veeck and Fern actions under the consolidated case caption In re Pulitzer Inc. Shareholders Litigation, Civil Action No. 1063-N.
      Pulitzer Inc. has determined to pay the attorneys’ fees and expenses incurred in defending the members of its board of directors in these or related legal actions, and each member of the board of directors has undertaken and agreed to repay his or her share of such fees and other expenses if it shall be ultimately determined that he or she is not entitled to be indemnified by Pulitzer Inc.
      The boards of directors of Pulitzer Inc. and Lee have unanimously approved the Lee Merger Agreement. The Lee Merger is expected to close in the second quarter of calendar 2005. The proposed transaction will be submitted to Pulitzer Inc.’s stockholders for their consideration, and Pulitzer Inc. will file with the Securities and Exchange Commission a proxy statement to be used to solicit the stockholders’ approval of the proposed transaction, as well as other relevant documents concerning the proposed transaction.
Initial Capitalization
      Pulitzer Inc. was capitalized on March 18, 1999, with approximately $550 million in cash and all the other assets (other than broadcast assets) of Pulitzer Publishing Company (“Old Pulitzer”) as a result of the Spin-off (as defined below) and, through its subsidiaries and affiliated entities, is now operating the principal newspaper publishing and related Internet businesses formerly operated by Old Pulitzer (including subsidiaries) and certain other newspapers acquired since the Broadcast Transaction (as defined below). Pulitzer Inc. was organized as a corporation in 1998 and, prior to the Spin-off, was a wholly-owned subsidiary of Old

ITEM 1. BUSINESS — Continued
Pulitzer. Prior to the Broadcast Transaction, Old Pulitzer was engaged in newspaper publishing and television and radio broadcasting.
      Pursuant to an Amended and Restated Agreement and Plan of Merger, dated as of May 25, 1998 (the “HTV Merger Agreement”), by and among Old Pulitzer, Pulitzer Inc. and Hearst-Argyle Television, Inc. (“Hearst-Argyle”), on March  18, 1999, Hearst-Argyle acquired, through the merger (the “HTV Merger”) of Old Pulitzer with and into Hearst-Argyle, Old Pulitzer’s television and radio broadcasting operations (collectively, the “Broadcasting Business”) in exchange for the issuance to Old Pulitzer’s stockholders of 37,096,774 shares of Hearst-Argyle’s Series A common stock. Old Pulitzer’s Broadcasting Business consisted of nine network-affiliated television stations and five radio stations owned and operated by Pulitzer Broadcasting Company and its wholly-owned subsidiaries. Prior to the HTV Merger, Old Pulitzer’s newspaper publishing and related Internet businesses were contributed to the Company in a tax-free “spin-off” to Old Pulitzer stockholders (the “Spin-off”). The HTV Merger and Spin-off are collectively referred to as the “Broadcast Transaction.”
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
      The net liability balance of the Broadcasting Business as of March 18, 1999, including $700.0 million of Broadcast Debt, was contributed to “Additional Paid-in Capital” of Pulitzer Inc. at the time of the HTV Merger.
Historical Financial Information
      The Company’s revenues are derived primarily from advertising and circulation, which have respectively averaged approximately 78.9 percent and 19.3 percent of total revenue over the last five years. Advertising rates and rate structures and resulting revenues vary among publications based, among other things, on circulation, type of advertising, local market conditions and competition. The following table sets forth certain historical financial information regarding the Company’s operations for the periods and at the dates indicated.

	Years Ended December 31,

	2004	2003(1)	2002	2001	2000(2)

	(In thousands)
Operating revenues:
Advertising:
Retail	$123,429	$120,284	$118,741	$118,738	$110,289
National	26,876	29,000	26,706	26,049	23,216
Classified	134,402	122,559	125,777	132,134	133,043

Total	284,707	271,843	271,224	276,921	266,548
Preprints	70,064	63,249	55,935	47,679	42,388

Total advertising	354,771	335,092	327,159	324,600	308,936
Circulation	81,288	80,639	80,751	81,200	80,517
Other	7,596	6,933	8,050	7,706	7,706

Total operating revenues	$443,655	$422,664	$415,960	$413,506	$397,159

Operating income(3)	$85,084	$87,193	$82,885	$43,391	$60,390

Depreciation and amortization	$20,198	$19,135	$18,719	$40,508	$31,985

Assets	$1,386,662	$1,319,243	$1,287,246	$1,288,763	$1,282,873

(1)	Certain reclassifications have been made to the prior years’ consolidated financial statements to conform to the 2004 presentation.

ITEM 1. BUSINESS — Continued

(2)	The year ended December 31, 2000, includes an extra week of operations resulting from a 53-week year. All other years presented include 52 weeks of operations.

(3)	Includes St. Louis Agency adjustments of $9.4 million in 2000. See “Agency Agreements” and See “PD LLC Operating Agreement” in Item 7 for additional information on the St. Louis Agency adjustment.
Operating Strategy
      The Company’s long-term operating strategy has been to maximize revenue and operating income growth at each of its operations through maintenance of editorial excellence, leadership in local news, a focus on local advertisers, and prudent control of costs. Management believes that editorial excellence and leadership in local news will, over the long term, allow the Company to maximize its share of audience and advertising revenue in each of its respective markets. In addition, providing a portfolio of products designed to serve each market area through integrated print and online media is a principal component of the Company’s goal to strengthen its franchises. The responsibility for developing and implementing a newspaper’s business strategy has rested with local managers while corporate executives have provided guidance and allocated resources.
      The Company has developed Internet operations that have been designed to enhance, complement and add value to its traditional newspaper publishing businesses by providing consumer and advertiser services through electronic dissemination of information via the Internet. At the center of the Company’s Internet strategy are the websites developed in conjunction with the Company’s newspaper properties. Each of the websites takes full advantage of the newspapers’ extensive knowledge about and news coverage of the communities they serve, strong advertiser and newspaper reader relationships and substantial marketing expertise to produce in-depth, relevant, and locally focused online publications. The Company’s objective in these operations has been to broaden market reach by creating new and enhanced opportunities for advertisers.
      The Company has complemented its internal growth strategies with a disciplined and opportunistic acquisition strategy that has been focused on acquiring publishing properties that the Company believes are a good fit with its operating strategy, possess attractive growth potential, generate strong cash flows and will offer an attractive return on investment. It has been management’s belief generally that the Company’s reputation, financial position, cash flow and capital structure, among other factors, would assist the Company in pursuing acquisitions. The Lee Merger Agreement restricts the Company from, among other things, engaging in material acquisition activity in advance of the Lee Merger without Lee’s consent.
      It has been the Company’s belief that cost controls are an important tool in the management of media properties that are subject to significant fluctuations in advertising volume. The Company believes that prudent control of costs has permitted it to respond quickly when positive operating conditions offer opportunities to expand market share and profitability and, alternatively, when deteriorating operating conditions require cost reductions to protect profitability. The Company’s disciplined budgeting process has been one of the key elements in controlling costs.
      The Company operates in the Midwest, Southwest and Western regions of the United States, although approximately 71 percent of 2004 total revenues were generated by the St. Louis operations.
      The Lee Merger Agreement obligates the Company to operate its business in the ordinary course consistent with past practice, but also provides that the Company may not take or agree to take certain actions except with the consent of Lee. Accordingly, there may be some revisions during 2005 to the manner in which the Company executes its strategy.
St. Louis Operations
      The Company’s subsidiaries serve the greater St. Louis metropolitan area with the daily and Sunday Post-Dispatch, the Suburban Journals weekly newspapers, STLtoday.com, a local news and information web site, and STL Distribution Services LLC (“DS LLC”), a local distribution company. St. Louis is currently the 17th largest metropolitan statistical area in the United States with a population of approximately

ITEM 1. BUSINESS — Continued
2.7 million. The following table sets forth the combined operating revenues from continuing operations of all the Company’s St. Louis operations for the past five years.

	Years Ended December 31,

	2004	2003	2002	2001	2000(1)

Operating revenues (in thousands):
Advertising(2)	$250,684	$242,277	$236,551	$237,465	$225,137
Circulation	60,676	59,890	59,808	60,225	60,555
Other	2,575	1,751	2,184	2,086	3,761

Total	$313,935	$303,918	$298,543	$299,776	$289,453

(1)	Beginning in August 2000, the operating revenues include the Suburban Journals. In addition, the year ended December 31, 2000, includes an extra week of operations resulting from a 53-week fiscal year. All other years presented include 52 weeks of operations.

(2)	Advertising includes revenues from preprinted inserts and online advertising.
St. Louis Post-Dispatch
      Founded in 1878 by the first Joseph Pulitzer, the Post-Dispatch has a long history of reporting and editorial excellence and innovation in newspaper publishing under the direction of the Pulitzer family. The Post-Dispatch is a morning daily and Sunday newspaper primarily serving the greater St. Louis metropolitan area. The Post-Dispatch has won 17 Pulitzer prizes in its 126 years of continuous publication.
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
      The following table sets forth for the past five years certain circulation and advertising information for the Post-Dispatch.

	Years Ended December 31,

	2004	2003	2002	2001	2000

Post-Dispatch:
Circulation(1):
Daily	283,362	286,619	288,894	292,777	300,920
Sunday	452,626	463,850	470,271	474,638	487,080
Advertising linage (in thousands of inches):
Retail	737	786	787	670	728
General	177	199	203	210	204
Classified	965	995	1,043	1,142	1,135

Total	1,879	1,980	2,033	2,022	2,067
Part run(2)	480	484	546	719	834

Total inches	2,359	2,464	2,579	2,741	2,901

(1)	Amounts for 2004 are based on internal records of PD LLC for the twelve-month period ended September 30. Amounts for prior years are based on ABC Audit Reports for the twelve-month periods ended September 30.

(2)	Part run inches represent advertisements that are published in selected copies (i.e., less than the full press run) of a daily edition of the newspaper to specifically target certain geographic locations. The advertisements typically appear in a special news and advertising sections designed specifically for the targeted geographic locations.

ITEM 1. BUSINESS — Continued
      The Post-Dispatch is printed at two computerized facilities equipped with a total of six presses. The writing, editing and composing functions have been computerized, increasing efficiency and reducing workforce requirements. The Post-Dispatch has sufficient press capacity to meet current and projected circulation, advertising and editorial requirements.
      The Post-Dispatch is distributed primarily through independent home delivery carriers and single copy dealers (contracted directly by the Post-Dispatch or through DS LLC). Home delivery accounted for approximately 81 percent of circulation for the daily Post-Dispatch and approximately 61 percent of circulation for the Sunday edition during 2004. In order to build a stronger, more direct relationship with readers of the Post-Dispatch, PD LLC has purchased a number of circulation routes from independent carriers and dealers over the past five years, and it may continue to purchase additional routes from time to time in the future, subject to the provisions of the Lee Merger Agreement. As of December 31, 2004, PD LLC owned circulation routes covering approximately 72 percent of the Post-Dispatch’s daily home delivery and approximately 78 percent of daily single copy distribution. In 2002 PD LLC began direct billing of the majority of its home delivery subscribers.
Suburban Journals of Greater St. Louis
      With the addition of the Suburban Journals in August 2000, the Company’s St. Louis newspaper operations now include a group of 36 weekly papers and various niche publications that provide comprehensive local news to the communities that they serve. The publications primarily represent controlled-distribution newspapers and, depending on the community served, are published one to three times per week. In December 2004 the Suburban Journals had an average unduplicated circulation of approximately 0.7 million, resulting in the delivery of approximately 1.2 million copies per week.
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
      The Suburban Journals and the Post-Dispatch and STLtoday.com have contracted to permit the cross-sale of advertising products into each print publication and STLtoday.com, allowing for increased sales efforts and greater operating efficiencies in the St. Louis marketplace.
St. Louis Internet Operations
      STLtoday.com (www.STLtoday.com) and other affiliated local Web sites provide the St. Louis metropolitan area with comprehensive news, business, sports, entertainment and neighborhood information. The sites also feature enhanced online advertiser services in the three major classified advertising categories — automotive, real estate and help wanted. In addition, the Web sites offer St. Louis at Work — a leading local employment online advertising solution. As a part of the initiative, PD LLC created stlouisatwork.com to become the online career destination for regional employers and job candidates and conducted an online auction supported by print advertising, both demonstrating PD LLC’s plans for future integration of print and online activities. The Company expects activities of this nature to continue. The following table sets forth page

ITEM 1. BUSINESS — Continued
view statistics and the percentage change compared to comparable periods in 2003 for the combined St. Louis Web sites.

		% Change		% Change
	2004 Full Year	vs. 2003	2004 Qtr. 4	vs. Qtr. 4

	(In thousands)		(In thousands)
St. Louis Web sites:
Page views(1)	393,029	52.3%	108,065	40.2%

(1)	A “page view” occurs when a web server provides a Web page to a Web site visitor.
STL Distribution Services Operations
      Pulitzer Inc. and one of its subsidiaries hold a 95 percent interest in the results of operations of DS LLC, a distribution company that delivers periodicals for the Post-Dispatch, The Ladue News and product samples, telephone books and periodicals for other distribution clients throughout the St. Louis Metropolitan area. Herald holds the remaining five percent interest.
Pulitzer Newspapers, Inc.
      The PNI Group publishes 12 daily newspapers that serve markets in the Midwest, Southwest and West, as well as more than 75 weekly newspapers, shoppers and niche publications associated with its daily newspapers. The PNI Group’s daily newspapers publish morning or afternoon editions during the week and, generally, morning editions on the weekend. Home delivery through independent contract carriers accounts for a significant portion of each newspaper’s circulation. The 12 daily newspapers in the PNI Group, ranked in order of daily circulation based on ABC Publisher’s Statements for the six-month period ended September 30, 2004 (except where noted), are:

		Circulation

		Daily	Sunday

The Pantagraph	Bloomington, Illinois	47,083	50,202
The Daily Herald	Provo, Utah	30,872	34,324
Santa Maria Times	Santa Maria, California	17,881	18,485
The Napa Valley Register	Napa, California	17,851	18,665
The Sentinel	Hanford, California	13,001	13,660
The World	Coos Bay, Oregon(1)	13,010	14,418
Arizona Daily Sun	Flagstaff, Arizona	11,462	12,488
Daily Chronicle	DeKalb, Illinois	8,964	10,267
The Garden Island	Lihue, Hawaii	8,677	9,130
Daily Journal	Park Hills, Missouri	8,214	8,284
The Lompoc Record	Lompoc, California	6,967	7,377
The Daily News	Rhinelander, Wisconsin(2)	4,134	4,545

Total		188,116	201,845

(1)	Sunday circulation represents the weekend edition of The (Coos Bay) World, which is published on Saturdays.

(2)	Amounts are based on the internal records of the Company.
      Collectively, the markets served by the PNI Group exceed U.S. averages in such key measures as annual population and household growth rates, and average retail spending per household. PNI publishers work

ITEM 1. BUSINESS — Continued
within a decentralized environment and are given substantial autonomy to operate their newspapers. Publishers do share a set of broad strategic priorities which include advertising market share growth, circulation copies growth, Internet audience and revenue growth and growth in profits and margins, and are encouraged to share best ideas with one another.
      The following table sets forth the operating revenues from continuing operations of the PNI Group for the past five years.

	Years Ended December 31,

	2004	2003	2002	2001	2000(1)

	(In thousands)
Operating revenues:
Advertising	$104,087	$92,815	$90,608	$87,135	$83,799
Circulation	20,612	20,749	20,943	20,975	19,962
Other	5,021	5,182	5,866	5,620	3,945

Total	$129,720	$118,746	$117,417	$113,730	$107,706

(1)	In January 2000, the PNI Group acquired The Pantagraph, which operates in Bloomington, Illinois. In addition, the year ended December 31, 2000 includes an extra week of operations resulting in a 53-week year. All other years presented include 52 weeks of operations.
PNI Internet Operations
      The PNI Group operates Web sites in each of its markets providing viewers with local news, sports and entertainment content and enhanced online advertiser services featuring the three major classified advertising categories — help wanted, automotive, and real estate. The PNI Group generates revenue from online advertising and from service and transaction fees.
      The following table sets forth the total page views for the combined PNI Group Web sites in 2004 and the fourth quarter thereof and the respective percentage changes in page views from the comparable periods in 2003.

		% Change vs.		% Change vs.
	Full Year 2004	2003	2004 Qtr. 4	2003 Qtr. 4

	(In thousands)		(In thousands)
Combined PNI Web Sites:
Page views(1)	108,870	22.4%	28,000	25.2%

(1)	A “page view” occurs when a web server provides a Web page to a Web site visitor.
Tucson Operations
      Founded in 1877, the Star is published in Tucson, Arizona, by Pulitzer Inc.’s wholly-owned subsidiary, Star Publishing Company. The Star, a morning and Sunday newspaper, and the Citizen, an afternoon newspaper owned by Gannett, are Tucson’s leading dailies. The Star and the Citizen are published through an agency operation (the “Tucson Agency”) pursuant to an Agency Agreement, dated March 28, 1940, as amended and restated (the “Tucson Agency Agreement”). In 2004 the Star and the Citizen had a combined weekday circulation of approximately 138,000 and a Sunday circulation of approximately 168,000 delivered by independent carriers to homes and single-copy outlets. Tucson is currently the 68th largest metropolitan statistical area in the United States with a population of approximately 913,000.
      The Tucson Agency operates through TNI Partners, an agency partnership that is equally owned by Star Publishing and Gannett. TNI Partners is responsible for all aspects of the business of the two newspapers other than editorial opinion and gathering and reporting news. The net income or net loss of TNI Partners is

ITEM 1. BUSINESS — Continued
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

	Years Ended December 31,

	2004	2003	2002	2001	2000

Circulation(1):
Star daily	106,618	103,844	103,048	101,034	98,469
Citizen daily	30,937	33,370	36,056	38,067	39,543

Combined Daily	137,555	137,214	139,104	139,101	138,012
Star Sunday	168,482	170,669	171,350	171,485	171,726
Combined advertising linage (in thousands of inches):
Full run (all zones) Retail	1,447	1,499	1,593	1,571	1,713
General	72	89	99	89	97
Classified	1,659	1,560	1,554	1,618	2,033

Total	3,178	3,148	3,246	3,278	3,843
Part run(2)	22	29	92	207	256

Total inches	3,200	3,177	3,338	3,485	4,099

100% of TNI Partners operating revenues (in thousands):
Advertising	$87,958	$82,992	$82,876	$82,732	$93,560
Circulation	22,678	22,935	21,358	21,350	22,786
Other	1,082	880	344	2,286	4,804

Total	$111,718	$106,807	$104,578	$106,368	$121,150

(1)	Amounts for 2004 are based on the internal records of Star Publishing. Amounts for prior years are based on ABC Audit Reports for the 52-week period ended December 31.

(2)	Part run inches represent advertisements that are published in selected copies (i.e., less than the full press run) of a daily edition of the newspaper to specifically target certain geographic locations. The advertisements typically appear in special news and advertising sections designed specifically for the targeted geographic locations. The methodology for calculating part-run linage was changed in 2003.
      The Star and the Citizen are printed at TNI Partners’ computerized facility equipped with two eight-unit Metro offset presses. The writing, editing and composing functions have been computerized, increasing efficiency and reducing workforce requirements.
      “Starnet,” Star Publishing’s Web site (www.azstarnet.com), and Citizen’s Web site (www.tucsoncitizen.com) serve the Tucson metropolitan area with local news, sports and entertainment content and enhanced online advertiser services featuring the three major classified advertising categories — help wanted, automotive, and real estate. In addition, the Web sites also serve as a city portal, providing community information and acting as a community center and marketplace, enabling businesses and individuals to build relationships with each other and the Star and Citizen. The Web sites generate revenue from online advertising and from service and transaction fees, which are included in TNI Partners’ advertising revenue.

ITEM 1. BUSINESS — Continued
      The following table sets forth the total page views for the Tucson Agency Web sites in 2004 and the fourth quarter thereof and the percentage changes in page views from the comparable periods in 2003.

		% Change vs.		% Change vs.
	Full Year 2004	2003	2004 Qtr. 4	2003 Qtr. 4

	(In thousands)		(In thousands)
Combined Tucson Web Sites:
Page views(1)	81,360	2.9%	22,383	14.8%

(1)	A “page view” occurs when a web server provides a Web page to a Web site visitor.
Acquisition Strategy
      One of the Company’s growth strategies has been a disciplined acquisition program. In evaluating acquisition opportunities, the Company generally has required that candidates: (i) be in businesses related to the Company’s core competencies; (ii) have strong cash flows; (iii) possess good growth or economic characteristics, (iv) offer a clustering opportunity with respect to present or future properties; (v) provide an opportunity for its disciplined management approach to add value; and (vi) offer a reasonable return on investment. See “Operating Strategy.”
      The Lee Merger Agreement restricts the Company from engaging in material acquisition activity in advance of the Lee Merger.
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
      Tucson Agency. The Tucson Agency Agreement has, since 1940, governed the joint operations of the Star and Citizen. TNI Partners, as agent for Star Publishing and Gannett, is responsible for advertising and circulation, printing and delivery and collection of all revenues of the Star and the Citizen. The Board of Directors of TNI Partners presently consists of three directors chosen by Star Publishing and three chosen by Gannett. Budgetary, personnel and other non-news and editorial policy matters, such as advertising and circulation policies and rates or prices, are determined by the Board of Directors of TNI Partners. Each newspaper is responsible for its own news and editorial content. Revenues and expenses are recorded by TNI Partners, and the resulting profit is generally split 50-50 between Star Publishing and Gannett. The Company reports its 50 percent share of TNI Partners’ operating results as a single component of operating income in its consolidated statements of income under the equity method. Both partners have certain administrative costs that are borne and reported separately. As a result of the Tucson Agency, the Star and the Citizen benefit from increases and can be adversely affected by decreases in each other’s circulation.
      The current term of the Tucson Agency Agreement expires on June 1, 2015, but it contains an option, which may be exercised by either party, to renew the agreement for successive periods of 25 years each.

ITEM 1. BUSINESS — Continued
Competition
      Company publications compete for readership and advertising revenues in varying degrees with other metropolitan, suburban, neighborhood and national newspapers and other publications as well as with television, radio, cable, Internet, and other new-media technologies, direct mail, yellow page directories, billboards and other news and advertising media. Competition for advertising is based on audience size and composition, circulation levels, readership demographics, price and advertiser results. Competition for circulation is generally based on the content, journalistic quality and price of the publication. Competition for circulation and advertising may include some or all of the following: paid suburban daily newspapers, independently owned community newspapers and shoppers, yellow pages and direct mail advertisers. The community newspapers and shoppers and direct mail companies generally target selected geographic markets throughout their respective distribution areas.
      Due to the agency relationship existing in Tucson, the Star and the Citizen cannot be viewed as competitors for advertising or circulation revenues. The Star and the Citizen compete primarily against other media and suburban, neighborhood and national newspapers and other publications.
Raw Materials
      The primary raw material used in the Company’s operations is newsprint, representing 12.0 percent to 15.7 percent of operating expenses over the last five years. For 2004, the Company consumed approximately 102,000 metric tonnes of newsprint, including its 50 percent share related to the operations of TNI Partners. Based on the Company’s current level of newspaper operations, expected annual newsprint consumption for 2005 is estimated to be in the range of 102,000 metric tonnes. Historically, newsprint has been subject to significant price fluctuations from year to year, unrelated in some cases to general economic conditions. In the last five years, the Company’s average annual cost per metric tonne of newsprint has varied from its lowest price by approximately 27.8 percent. For every one-dollar change in the Company’s average annual cost per metric tonne of newsprint, 2005 pre-tax income would change by approximately $102,000, assuming annual newsprint consumption of 102,000 metric tonnes. The Company attempts to obtain the best price available by combining newsprint purchases for its different newspaper locations with those of other newspaper companies. The Company considers its relationship with newsprint producers to be good. The Company has not entered into derivative contracts for newsprint.
Employees
      At December 31, 2004, the Company had approximately 3,775 full-time equivalent employees working at its operations, including TNI Partners. At the Post-Dispatch in St. Louis, unions represent approximately 75 percent of employees. The Company considers its relationship with its employees to be good.
      The Post-Dispatch has contracts with substantially all bargaining unit employees with expiration dates ranging from November 2006 through January 2011. The Post-Dispatch is currently in negotiations with two unions: the International Union of Operating Engineers (“Engineers”) Local No. 2, which represents approximately seven employees, and the Graphic Communications International Union (“GCIU”) Local No. 6-505M, which represents approximately 35 employees. The Engineers contract expired in August 2004, and the GCIU contract expired in September 2002. All Post-Dispatch labor contracts contain no-strike clauses.
      TNI Partners’ contract with Tucson Graphic Communications Union Local No. 212, covering certain pressroom employees, expires on May 31, 2006.

ITEM 1. BUSINESS — Continued
INTERNET INFORMATION
      Copies of the Company’s Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 are available free of charge through the Company’s Web site (www.pulitzerinc.com) as soon as reasonably practicable after the Company electronically files the reports with, or furnishes them to, the Securities and Exchange Commission.
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
      The corporate headquarters of the Company are located at 900 North Tucker Boulevard, St. Louis, Missouri. The general character, location and approximate size of the principal physical properties used by the Company for its newspaper publishing and related new-media businesses at December 31, 2004 are set forth below. Leases on the properties indicated as leased by the Company expire at various dates through October 2013.
      The Company believes that its owned and leased properties used in connection with its operating activities generally are in good condition, well maintained and adequate for its current and immediately foreseeable operating needs.

	Approximate Area in
	Square Feet

General Character of Property	Owned	Leased

Printing plants, business and editorial offices, and warehouse space located in:
St. Louis, Missouri(1)	657,459	18,707
St. Louis, Missouri(2)	127,335	41,330
St. Louis, Missouri(3)	96,360	37,400
Tucson, Arizona(4)	272,182	60,905
Washington, D.C.		2,420
Bloomington, Illinois	84,326	13,396
Provo, Utah	40,858	21,330
Hanford, California	29,942	4,325
Lihue, Hawaii	8,505	20,902
Flagstaff, Arizona	23,170	2,600
Santa Maria, California	20,815	5,356
Napa, California	20,984	2,400
DeKalb, Illinois	16,098	2,880
Coos Bay, Oregon	16,500	5,000
Park Hills, Missouri	22,706
Lompoc, California	10,500	17,500
Rhinelander, Wisconsin	9,611

ITEM 2.	PROPERTIES — Continued

(1)	Property is owned by and used in the operations of PD LLC.

(2)	Property primarily includes locations operated by the Suburban Journals in the greater St. Louis area.

(3)	Property is owned and used in the operations of DS LLC.

(4)	The 272,182 square foot facility in Tucson, Arizona is used in the production of the Star and the Citizen and is jointly owned with Gannett pursuant to the Tucson Agency.

ITEM 3.	LEGAL AND REGULATORY PROCEEDINGS
      In October 2001 the Internal Revenue Service (“IRS”) formally proposed that the taxable income of Old Pulitzer for the tax year ended March 18, 1999 be increased by approximately $80.4 million based on its assertion that Old Pulitzer was required to recognize a taxable gain in that amount as a result of the Spin-off. Under the HTV Merger Agreement, the Company is obligated to indemnify Hearst-Argyle against any tax liability attributable to the Spin-off and has the right to control any proceedings relating to the determination of Old Pulitzer’s tax liability for such tax period. In January 2002, the Company filed a formal written protest of the IRS’ proposed adjustment with the IRS Appeals Office.
      On August 30, 2002, the Company, on behalf of Old Pulitzer, filed with the IRS amended federal corporate income tax returns for the tax years ended December 1997 and 1998 and March 1999 in which tax refunds in the aggregate amount of approximately $8.1 million, plus interest, were claimed. These refund claims were based on the contention that Old Pulitzer was entitled to deduct certain fees and expenses which it had not previously deducted and which Old Pulitzer had incurred in connection with its investigation of several strategic alternatives and potential transactions prior to its decision to proceed with the Broadcast Transaction. Under the HTV Merger Agreement, the Company is entitled to any refunds recovered from the IRS as a result of these claims.
      In late 2003 the IRS Appeals Officer initially indicated that he would sustain substantially the entire amount of the IRS’ proposed adjustment of Old Pulitzer’s taxable gain as a result of the Spin-off. He further indicated that the refund claims filed by the Company on behalf of Old Pulitzer for the December 1997 and 1998 and March 1999 tax years had been referred to the IRS’ Examination Division for review. Subsequently, the Company’s representatives furnished the IRS Appeals Officer with additional information in support of the Company’s position on the issue of Old Pulitzer’s taxable gain as a result of the Spin-off and also requested, in view of this additional information, that this issue be referred back to the IRS’ Examination Division for consideration concurrently with the refund claims filed by the Company on behalf of Old Pulitzer for the December 1997 and 1998 and March 1999 tax years. In July 2004, the IRS Appeals Officer agreed to release jurisdiction over all issues relating to Old Pulitzer’s consolidated federal income tax liability for the December 1997 and 1998 and March 1999 tax years back to the IRS Examination Division.
      After July 2004 the Company’s representatives engaged in a number of substantive discussions with representatives of the IRS Examination Division seeking to resolve the above-described issues. In January 2005, these discussions culminated in an agreement in principle under which the Company’s liability for Old Pulitzer’s net consolidated federal income tax deficiency (excluding applicable interest) for 1998 and the tax year ended March 18, 1999, after taking into account the effects of the refund claims, is not expected to exceed $200,000. This agreement in principle is subject to the completion of final settlement calculations, execution of a definitive agreement with the IRS and review by the U.S. Congressional Joint Committee on Taxation. As a result of this agreement in principle, the Company has recorded an adjustment of $375,000 (inclusive of related costs) to additional paid-in capital in order to reflect its obligation to indemnify Hearst-Argyle for Old Pulitzer’s liability for tax and interest for 1998 and the tax year ended March 18, 1999.
      In July 2004 PD LLC settled the lawsuit that was filed in the Missouri Circuit Court, Twenty-Second Judicial Circuit (City of St. Louis, Missouri; Case No. 012-10334), against Pulitzer Inc., PD LLC, and Suburban Journals LLC. The lawsuit was brought by 33 newspaper independent carriers (the “Plaintiffs”) engaged in the business of delivering the Post-Dispatch pursuant to home delivery contracts. The lawsuit

ITEM 3. LEGAL AND REGULATORY PROCEEDINGS — Continued
claimed that the Plaintiffs had the right to deliver the Suburban Journals within each carrier’s alleged exclusive delivery area by virtue of written delivery contracts with PD LLC. The lawsuit was settled with clarification of contract rights in PD LLC’s favor, by a payment from PD LLC of approximately $1.5 million without admission of any liability.
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
Lee Merger Agreement Litigation
      See “Lee Merger Agreement” in Item 1.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
      Not applicable.

PART II

ITEM 5.	MARKET FOR THE REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS
      The shares of Pulitzer Inc.’s common stock are listed on The New York Stock Exchange, Inc. and trade under the symbol “PTZ.” The shares of Pulitzer Inc.’s Class B common stock do not trade in a public market.
      At February 25, 2005, there were approximately 340 record holders of Pulitzer Inc.’s common stock and 26 record holders of its Class B common stock.
      As of December 31, 2004, holders of outstanding shares of Pulitzer Inc.’s Class B common stock represented 92.1 percent of the combined voting power of Pulitzer Inc., with holders of Pulitzer Inc.’s common stock representing the balance of the voting power. As of December 31, 2004, holders of approximately 95.5 percent of the outstanding shares of Pulitzer Inc.’s Class B common stock representing 87.9 percent of the combined voting power have deposited their shares in a voting trust (the “Voting Trust”). Each share of Pulitzer Inc.’s Class B common stock is convertible into one share of Pulitzer Inc.’s common stock at the holder’s option subject to the limitations imposed by the Voting Trust on the shares of Class B common stock deposited thereunder. The Voting Trust permits the conversion of the Class B common stock deposited in the Voting Trust into common stock in connection with certain permitted transfers, including, without limitation, sales which are exempt from the registration requirements of the Securities Act of 1933, as amended, sales which meet the volume and manner of sale requirements of Rule 144 promulgated thereunder and sales which are made pursuant to registered public offerings.
      The following table sets forth the range of high and low sales prices for Pulitzer Inc.’s common stock and dividends paid for each quarterly period in the past two calendar years:

	High	Low	Dividend(1)

2004
First Quarter	$56.64	$47.93	$0.19
Second Quarter	52.42	44.94	0.19
Third Quarter	49.65	43.71	0.19
Fourth Quarter	64.90	49.10	0.19

	High	Low	Dividend(2)

2003
First Quarter	$49.25	$40.75	$0.18
Second Quarter	52.00	42.30	0.18
Third Quarter	54.19	46.73	0.18
Fourth Quarter	54.65	48.90	0.18

(1)	In 2004 the Company declared and paid cash dividends of $0.76 per share of common stock and Class B common stock.

(2)	In 2003 the Company declared and paid cash dividends of $0.72 per share of common stock and Class B common stock.
      On January 10, 2005, the Board of Directors of the Company announced for the first quarter of 2005 a 5.3 percent increase in the quarterly dividend on Pulitzer Inc.’s common stock and Class B common stock to $0.20 per share from $0.19 per share. The cash dividend was paid on February 1, 2005. Future dividends will depend upon, among other things, the Company’s earnings, financial condition, cash flows, capital requirements and other relevant considerations, including the limitations under the $306.0 million borrowing by PD LLC from a group of investors led by Prudential Capital Group (the “Loan”), any credit agreement or other agreement to which the Company may become a party in the future, and the Lee Merger Agreement. See “Liquidity and Capital Resources” in Item 7. Regular quarterly cash dividends consistent with past practice in an amount no greater than $0.20 per share per quarter are permitted by the Lee Merger Agreement.

ITEM 6.	SELECTED FINANCIAL DATA

	Years Ended December 31,

	2004	2003	2002	2001	2000(1)

	(In thousands, except per share amounts)
OPERATING RESULTS
Operating Revenues — net	$443,655	$422,664	$415,960	$413,506	$397,159

Operating Expenses:
Payroll and other personnel expense	187,414	181,422	180,027	174,626	157,224
Newsprint expense	47,245	43,368	41,055	56,372	55,539
St. Louis Agency adjustment(2)	0	0	0	0	9,363
Depreciation	15,348	14,613	14,286	14,330	12,916
Amortization	4,850	4,522	4,433	26,178	19,069
Other expenses	121,760	107,610	111,018	116,113	105,145

Total operating expenses	376,617	351,535	350,819	387,619	359,256

Equity in earnings of Tucson newspaper partnership	18,046	16,064	17,744	17,504	22,487

Operating income	85,084	87,193	82,885	43,391	60,390
Interest income	5,054	3,687	4,235	7,573	19,017
Interest expense	(20,013)	(20,395)	(20,593)	(24,609)	(16,537)
Net gain (loss) on marketable securities	334	502	1,100	602	(3,918)
Net loss on investments	(104)	(1,790)	(9,091)	(5,607)	(7)
Net other income (expense)	32	74	132	(204)	(109)

Income from continuing operations before provision for income taxes	70,387	69,271	58,668	21,146	58,836
Provision for income taxes	24,843	25,306	22,371	8,021	23,389
Minority interest in net earnings of subsidiaries	1,430	1,788	1,598	839	849

Income from continuing operations	44,114	42,177	34,699	12,286	34,598
Discontinued operations, net of tax	0	0	0	(1,624)	304

Net Income	$44,114	$42,177	$34,699	$10,662	$34,902

Basic Earnings/(Loss) Per Share of Stock:
Income from continuing operations	$2.04	$1.97	$1.63	$0.58	$1.59
Discontinued operations	0.00	0.00	0.00	(0.08)	0.01

Basic earnings per share	$2.04	$1.97	$1.63	$0.50	$1.60

Weighted average number of shares outstanding	21,591	21,404	21,279	21,192	21,757

Diluted Earnings/(Loss) Per Share of Stock:
Income from continuing operations	$2.02	$1.95	$1.62	$0.58	$1.59
Discontinued operations	0.00	0.00	0.00	(0.08)	0.01

Diluted earnings per share	$2.02	$1.95	$1.62	$0.50	$1.60

Weighted average number of shares outstanding	21,888	21,627	21,447	21,364	21,786

Dividends per share of common and Class B common stock	$0.76	$0.72	$0.70	$0.68	$0.64

ITEM 6. SELECTED FINANCIAL DATA — Continued

	Years Ended December 31,

	2004	2003	2002	2001	2000

OTHER DATA
Cash and marketable securities	$207,308	$176,196	$194,394	$193,739	$194,313
Working capital	242,378	214,436	225,548	221,002	218,619
Total assets	1,386,662	1,319,243	1,287,246	1,288,763	1,282,873
Long-term debt	306,000	306,000	306,000	306,000	306,000
Stockholders’ equity	898,149	851,444	815,218	797,217	799,701

(1)	The year ended December 31, 2000, includes an extra week of operations resulting from a 53-week year. All other years presented include 52 weeks of operations

(2)	See “Agency Agreements” in Item 1 and “PD LLC Operating Agreement” in Item 7 for additional information on the St. Louis Agency adjustment.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
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
General
      Pulitzer Inc. (together with its subsidiaries and affiliated entities, the “Company”) is engaged in newspaper publishing and related new-media businesses, operating, through its subsidiaries, the newspaper properties owned by Pulitzer Publishing Company (“Old Pulitzer”) prior to the Spin-off (as defined below). Prior to the Spin-off, Pulitzer Inc. was a wholly-owned subsidiary of Old Pulitzer.
      Pulitzer Inc. was capitalized on March 18, 1999, with approximately $550 million in cash and all the other assets (other than broadcast assets) of Old Pulitzer as a result of the Spin-off (as defined below) and, through its subsidiaries, is now operating the principal newspaper publishing and related new-media businesses formerly operated by Old Pulitzer (including subsidiaries) as well as certain other newspapers acquired since the Broadcast Transaction (as defined below). Pulitzer Inc. was organized as a corporation in 1998 and, prior to the Spin-off, was a wholly-owned subsidiary of Old Pulitzer. Prior to the Broadcast Transaction, Old Pulitzer was engaged in newspaper publishing and television and radio broadcasting.
      Pursuant to an Amended and Restated Agreement and Plan of Merger, dated as of May 25, 1998 (the “HTV Merger Agreement”), by and among Old Pulitzer, Pulitzer Inc. and Hearst-Argyle Television, Inc. (“Hearst-Argyle”) on March 18, 1999, Hearst-Argyle acquired, through the merger of Old Pulitzer with and into Hearst-Argyle (the “HTV Merger”), Old Pulitzer’s television and radio broadcasting operations

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — Continued

(collectively, the “Broadcasting Business”) in exchange for the issuance to Old Pulitzer’s stockholders of 37,096,774 shares of Hearst-Argyle’s Series A common stock. Old Pulitzer’s Broadcasting Business consisted of nine network-affiliated television stations and five radio stations owned and operated by Pulitzer Broadcasting Company and its wholly-owned subsidiaries. Prior to the HTV Merger, Old Pulitzer’s newspaper publishing and related new media businesses were contributed to the Company in a tax-free “spin-off” to Old Pulitzer stockholders (the “Spin-off”). The HTV Merger and Spin-off are collectively referred to as the “Broadcast Transaction.”
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
      The net liability balance of the Broadcasting Business as of March 18, 1999, including $700.0 million of broadcast debt, was contributed to “Additional Paid-in Capital” of Pulitzer Inc. at the time of the HTV Merger.
      The Company’s revenues are derived primarily from advertising and circulation, which have respectively averaged approximately 78.9 percent and 19.3 percent of total revenue over the last five years. Advertising rates and rate structures and resulting revenues vary among publications based, among other things, on circulation, type of advertising, local market conditions and competition.
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
Lee Merger Agreement
      On January 29, 2005, Pulitzer Inc. entered into an Agreement and Plan of Merger (the “Lee Merger Agreement”) with Lee Enterprises, Incorporated, a Delaware corporation (“Lee”), and LP Acquisition Corp., a Delaware corporation and a wholly-owned subsidiary of Lee (the “Purchaser”). The Lee Merger Agreement provides for the Purchaser to be merged with and into Pulitzer Inc. (the “Lee Merger”), with Pulitzer Inc. as the surviving corporation. Each share of Pulitzer Inc.’s common stock and Class B common stock outstanding immediately prior to the effective time of the Lee Merger will be converted into the right to receive from the surviving corporation in cash, without interest, an amount equal to $64.00 per share. The total enterprise value of Pulitzer Inc. under the Lee Merger Agreement is approximately $1.46 billion based upon a value of $64.00 per share.
      The Lee Merger will effect a change of control of Pulitzer Inc. At the effective time of the Lee Merger and as a result of the Lee Merger, Pulitzer Inc. will become an indirect wholly-owned subsidiary of Lee, the directors of the Purchaser will become the directors of the surviving corporation, and the officers of the Purchaser will become the officers of the surviving corporation.
      Consummation of the Lee Merger is subject to customary conditions, including the adoption of the Lee Merger Agreement by the required vote of the Company’s stockholders and the expiration or termination of any waiting period (and any extension thereof) under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended (the “HSR Act”). Lee and Pulitzer Inc. filed notification and report forms under the HSR Act with the Federal Trade Commission (“FTC”) and the United States Department of Justice on

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — Continued

February 11, 2005. On February 22, 2005, Pulitzer Inc. and Lee received from the FTC notification of early termination of the waiting period under the HSR Act.
      The Lee Merger Agreement includes customary representations, warranties and covenants by Pulitzer Inc., including covenants (i) to cause a stockholders’ meeting to be called and held as soon as reasonably practicable to vote on the adoption of the Lee Merger Agreement, (ii) to cease immediately any discussions and negotiations with respect to an alternate acquisition proposal, (iii) not to solicit any alternate acquisition proposal and, with certain exceptions, not to enter into discussions concerning or furnish information in connection with any alternate acquisition proposal, and (iv) subject to certain exceptions, for Pulitzer Inc.’s board of directors not to withdraw or modify its recommendation that the stockholders vote to adopt the Lee Merger Agreement. The Lee Merger Agreement contains certain termination rights for both Pulitzer Inc. and Lee and further provides that, upon termination of the Lee Merger Agreement under specified circumstances, Pulitzer Inc. may be required to pay Lee a fee of up to $55 million.
      On January 31, 2005, Todd M. Veeck, an alleged owner of common stock of Pulitzer Inc., filed a lawsuit in The Court of Chancery of the State of Delaware in New Castle County against Pulitzer Inc. and the members of its board of directors. The Veeck complaint purports to be a class action brought on behalf of all stockholders other than the defendants, and it asserts that the announced sale of Pulitzer Inc. to Lee should be preliminarily and permanently enjoined because the agreed-upon consideration is unfair and does not maximize stockholder value. The Veeck complaint also seeks monetary damages. On February 2, 2005, James Fern, an alleged owner of common stock of Pulitzer Inc., filed a lawsuit in The Court of Chancery of the State of Delaware in New Castle County against Pulitzer Inc. and members of its board of directors making essentially the same allegations and seeking essentially the same relief as the Veeck complaint. Pulitzer Inc. believes that the allegations of the Veeck and Fern complaints are without merit. On February 25, 2005, the Court of Chancery entered an order consolidating the Veeck and Fern actions under the consolidated case caption In re Pulitzer Inc. Shareholders Litigation, Civil Action No. 1063-N.
      Pulitzer Inc. has determined to pay the attorneys’ fees and expenses incurred in defending the members of its board of directors in these or related legal actions, and each member of the board of directors has undertaken and agreed to repay his or her share of such fees and other expenses if it shall be ultimately determined that he or she is not entitled to be indemnified by Pulitzer Inc.
      The boards of directors of Pulitzer Inc. and Lee have unanimously approved the Lee Merger Agreement. The Lee Merger is expected to close in the second quarter of calendar 2005. The proposed transaction will be submitted to Pulitzer Inc.’s stockholders for their consideration, and Pulitzer Inc. will file with the Securities and Exchange Commission a proxy statement to be used to solicit the stockholders’ approval of the proposed transaction, as well as other relevant documents concerning the proposed transaction.
Acquisition and Disposition of Properties
      In 2004 Pulitzer Inc. subsidiaries acquired businesses, principally weekly newspapers and niche publications that complement the daily newspaper operations of Pulitzer Newspapers, Inc. and its subsidiaries (collectively, the “PNI Group”) in Coos Bay, Oregon; Bloomington, Illinois; and Santa Barbara County, California, and St. Louis newspaper distribution businesses, for an aggregate purchase price of approximately $7.6 million.
      In 2003 Pulitzer Inc. subsidiaries acquired businesses, principally those focused on distribution operations in St. Louis, and weekly newspapers and niche publications that complement the PNI Group’s daily newspaper operations in Provo, Utah; Napa, California; Coos Bay, Oregon; and Rhinelander, Wisconsin, for an aggregate purchase price of approximately $17.4 million.
      In 2002 Pulitzer Inc. subsidiaries acquired businesses, principally St. Louis newspaper distribution businesses, for an aggregate purchase price of approximately $9.1 million.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — Continued

      The pro forma results of the 2004, 2003 and 2002 acquisitions were not material and, therefore, are not presented.
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
      Management has identified the practices used to determine the allowance for doubtful accounts associated with trade accounts receivable, the liability balance for both unpaid and unreported dental, medical and workers’ compensation claims, the liability balance for pension and postretirement and postemployment benefit obligations, the accounting and liability balance for income taxes, and the accounting and related impairment testing of goodwill in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 142, Goodwill and Other Intangible Assets (“SFAS No. 142”), as critical accounting policies involving the use of estimates and judgments.
      The Company evaluates its allowance for doubtful trade accounts receivable based on customers’ credit history, payment trends, current aging analysis and other economic factors to the extent available. It is possible that reported results could be different based upon the customers’ ability and willingness to pay amounts billed.
      The Company evaluates its liability for unpaid and unreported dental, medical and workers’ compensation claims based on historical payment trends and administration costs present for the Company and also generally present in the United States. The Company uses computations made by independent consulting actuaries as the basis for determining related liability balances. Actual results could be different if actual costs to settle claims differ from the factors incorporated by the consulting actuaries in their determinations.
      The Company evaluates its liability for pension and postretirement and postemployment benefit plans based upon computations made by consulting actuaries incorporating estimates and actuarial assumptions of future plan service costs, future interest costs on projected benefit obligations, rates of compensation increases, employee turnover rates, anticipated mortality rates, expected investment returns on plan assets, asset allocation assumptions of plan assets, and other factors. If management used different estimates and assumptions regarding these plans, the funded status of the plans could vary significantly and the Company could recognize different amounts of expense from the amounts reported over future periods.
      The Company has identified the accounting and related impairment testing of SFAS No. 142 as a critical accounting policy having a material impact on the Company’s financial presentation. SFAS No. 142, among other things, eliminates the amortization of goodwill and certain identified intangible assets. The Company tests intangible assets, including goodwill, that are not subject to amortization for impairment annually, or more frequently if events or changes in circumstances indicate that the assets might be impaired, using a two step impairment assessment. The first step of the impairment test identifies potential impairment and compares the fair value of the reporting units with their carrying amount, including goodwill. The Company evaluates impairment at each of its St. Louis (consisting of PD LLC, Suburban Journals, and DS LLC) and PNI Group reporting units. If the fair value exceeds the carrying amount, goodwill is not considered impaired, and the second step of the impairment test is not necessary. If the carrying amount exceeds the fair value, the second step of the impairment test shall be performed to measure the amount of impairment loss, if any. In accordance with the provisions of SFAS No. 142, the Company conducted the first step of impairment tests as of the beginning of its 2002 fiscal year. The Company assessed the fair value by considering each reporting unit’s expected future cash flows; recent purchase prices paid for entities within its industry, and the

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
      If management used different estimates and assumptions for future cash flows, weighted-average cost of capital, tax rates and other estimates and assumptions used in determining the fair value of each of the Company’s reporting units, the results of the Company’s impairment testing could vary significantly from the results reported above.
2004 Compared with 2003
Executive Overview
      Net income for the Company increased by $1.9 million to $44.1 million, or $2.02 per diluted share, in 2004, compared to $42.2 million, or $1.95 per diluted share in 2003. The increase in 2004 net income reflects: (a) a $2.1 million decrease in operating profit; (b) a $1.4 million increase in interest income (attributable to greater levels of invested funds and increased yields on invested funds); (c) a $0.4 million increase in the benefit realized from the Company’s interest rate swaps (principally as a result of having all swaps in place for the full year of 2004); (d) a $1.5 million improvement in gains and losses on marketable securities and investments; (e) a $0.5 million decrease in the provision for income taxes (reflecting the tax-free future benefit derived from Medicare Part-D); and (f) a $0.4 million reduction in the Minority Interest in Net Earnings of Subsidiaries (reflecting reductions in the operating profits generated by those subsidiaries).
      The operating profit decrease of $2.1 million reflects: (a) a revenue increase of $21.0 million (driven principally by an advertising revenue increase of $19.7 million); (b) an increase in operating expense of $25.1 million; and (c) an increase in Equity in earnings of TNI Partners, the Tucson newspaper partnership (“TNI”), of $2.0 million. The operating expense and equity earnings increases are discussed in the following section entitled “Operating Results”.
      Advertising revenue increased by $19.7 million, or 5.9 percent, to $354.8 million in 2004 from $335.1 million in the prior year, due, principally, to: (a) a 5.0 percent increase in retail advertising revenue, including retail preprints, reflecting gains from smaller local advertisers, an 8.0 percent increase at PNI, and revenues from the Post-Dispatch’s direct mail initiative in St. Louis (“Local Values”); and (b) a 9.7 percent increase in classified advertising, reflecting a 15.4 percent increase in help wanted advertising, a 13.4 percent increase in real estate advertising, and a 2.0 percent increase in automotive advertising. The retail and classified advertising revenue increases were partially offset by a 3.3 percent decrease in national advertising, including national preprints, principally due to weakness in the pharmaceutical, packaged goods and travel categories in St. Louis.
Operating Results
      Operating revenue for 2004 was $443.7 million, an increase of 5.0 percent compared to $422.7 million in 2003. Growth in the retail, classified and preprint advertising categories was partially offset by decreased national advertising revenue.
      Retail Run-of-Press (“ROP”) advertising revenue increased 2.6 percent to $123.4 million in 2004 from $120.3 million in the prior year. The increase was driven by a 10.0 percent rise in revenue from small to mid-size advertisers in St. Louis, and an 8.8 percent retail ROP advertising revenue increase at PNI. These increases were partially offset by weakness in the department store, furniture and home improvement categories in St. Louis. Total preprint revenue increased 10.8 percent to $70.1 million in 2004 from $63.2 million in 2003. The increase in preprint revenue was due, in part, to increased revenue from Local Values and a 6.1 percent increase at PNI.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — Continued

      National ROP advertising revenue decreased 7.3 percent in 2004, to $26.9 million compared to $29.0 million in 2003. The decrease resulted, principally, from reduced revenue in the pharmaceutical, telecommunication, and national automotive categories.
      Classified advertising revenue increased 9.7 percent to $134.4 million in 2004 from $122.6 million in 2003. The increase in classified revenue was principally driven by strength in help wanted advertising, which grew by 15.4 percent for the year due, in part, to the improving economy. Help wanted revenue increased by 9.5 percent at the Company’s St. Louis operations and by 35.2 percent at PNI. Real estate revenue increased 13.4 percent in 2004 due, in part, to record demand for housing. Automotive advertising increased by 2.0 percent in 2004. The lower rate for the 2004 classified automotive increase was due, in part, to a reduction in automotive advertising related to a two-month strike by St. Louis auto dealership service workers and mechanics. The Company’s classified advertising revenue percentage change, on an annual and quarterly basis, for 2004 versus 2003 are summarized in the table below:

		4th	3rd	2nd	1st
	Full Year	Qtr.	Qtr.	Qtr.	Qtr.
	2004	2004	2004	2004	2004

	Classified advertising revenue percentage
	change from comparable prior year period
Help Wanted	15.4%	14.9%	18.0%	17.0%	11.4%
Automotive	2.0%	(6.4)%	(2.2)%	9.4%	6.3%
Real Estate	13.4%	11.3%	12.4%	13.6%	16.6%

Total Classified	9.7%	6.1%	9.7%	11.8%	10.9%

      The following table presents the annual and quarterly percentage fluctuations in total advertising revenue in 2004 versus 2003:

		4th	3rd	2nd	1st
	Full Year	Qtr.	Qtr.	Qtr.	Qtr.
	2004	2004	2004	2004	2004

	Reported advertising revenue percentage
	change from comparable prior year period
	prior year
St. Louis	3.5%	1.7%	5.3%	3.6%	3.6%
PNI	12.1%	10.7%	12.7%	14.3%	10.9%
Pulitzer Inc.	5.9%	4.2%	7.4%	6.5%	5.6%
      Circulation revenues increased $0.6 million, or 0.8 percent, in 2004. Other publishing revenues grew by $0.7 million, or 9.6 percent, in 2004 due, principally, to increased sales of promotion-related items in St. Louis.
      Operating expense increased 7.1 percent in 2004 to $376.6 million compared to $351.5 million in 2003.
      Labor and employee benefits costs increased 3.3 percent, reflecting regular wage rate increases throughout the year and payments related to the settlement of collective bargaining agreements in St. Louis. These increases were partially offset by a 2.3 percent reduction in full-time equivalent employees (“FTEs”) related to improved operating efficiencies in St. Louis distribution and online operations, and FTE reductions at the PNI Group resulting from the combination of certain weekly and daily newspaper operations.
      Newsprint expense increased 8.9 percent in 2004 to $47.2 million from $43.4 million in 2003, resulting, principally, from an 8.7 percent increase in newsprint prices.
      Depreciation and amortization expense increased 5.6 percent to $20.2 million in 2004 compared to $19.1 million in 2003. The increase is principally due to increased depreciation expense associated with the Company’s 2003 and 2004 capital expenditures and acquisitions.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — Continued

      Other operating expense increased by $14.2 million, or 13.1 percent, to $121.8 million from $107.6 million in 2003. The increase in other expense resulted primarily from: (i) postage, production, and promotion expense related to Local Values; (ii) expense of $2.7 million related to the clarification of certain circulation distribution rights and the settlement of home delivery carrier litigation in St. Louis; and (iii) $2.6 million of legal, professional and other expenses incurred in conjunction with the exploration of a range of strategic alternatives which led to the Company’s entry into the Lee Merger Agreement. These expenses were partially offset by decreased bad debt expense resulting from improved collections.
      Equity in earnings of TNI increased 12.3 percent in 2004. TNI operating revenue increased 4.6 percent for 2004. Advertising revenue increased 6.0 percent due, principally, to increased classified revenue, chiefly in the employment category, and increased preprint revenue. These increases were partially offset by weakness in retail ROP advertising revenue. TNI operating expense increased 3.1 percent due, in part, to price-related increases in newsprint expense and increased news department expenses associated with product enhancements.
Non-Operating Items
      Interest expense, net of interest income, decreased for full-year 2004 to $15.0 million from $16.7 million in 2003, principally due to savings from the Company’s interest rate swaps and higher levels of and yields from invested funds.
      The Company reported a gain on marketable securities of $0.3 million in 2004 compared with a 2003 gain of $0.5 million. 2004 and 2003 results included a net loss on investments of $0.1 million and $1.8 million, respectively, to adjust the carrying value of certain investments.
      The effective tax rates for full-year 2004 and 2003 were 35.3 percent and 36.5 percent, respectively, reflecting the tax-preferred nature of expense reductions associated with Medicare reform legislation that became effective for the Company in 2004, and lower state income tax rates.
Net Income
      Net income for the Company increased by $1.9 million to $44.1 million, or $2.02 per diluted share, in 2004, compared to $42.2 million, or $1.95 per diluted share in 2003. The increase in 2004 net income reflects: (a) a $2.1 million decrease in operating profit; (b) a $1.4 million increase in interest income (attributable to greater levels of invested funds and higher earnings rates); (c) a $0.4 million increase in the benefit realized from the Company’s interest rate swaps (principally as a result of having all swaps in place for the full-year of 2004); (d) a $1.5 million improvement in gains and losses on marketable securities and investments; (e) a $0.5 million decrease in the provision for income taxes (reflecting the tax-free future benefit derived from Medicare Part-D); and (f) a $0.4 million reduction in the Minority Interest in Net Earnings of Subsidiaries (reflecting reductions in the operating profits generated by those subsidiaries).
2003 Compared with 2002
Executive Overview
      Net income for the Company increased to $42.2 million, or $1.95 per diluted share, in 2003, compared to $34.7 million, or $1.62 per diluted share in 2002. The increase in 2003 net income principally resulted from increased advertising revenue at the newspaper operations in St. Louis and at the PNI Group, coupled with tight control over operating expenses (mainly lower circulation distribution expense, reduced spending on promotional activities, and lower bad debt expense, resulting from better collection experience in St. Louis), and lower write-downs in the carrying value of the Company’s non-operating investments compared to 2002. In 2003, net income also benefited from the Company’s interest rate swap contracts as a result of declining interest rates during the year, and lower effective state income tax rates.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — Continued

      Advertising results were mixed during 2003. Advertising revenues for the first three quarters of 2003 were negatively affected by uncertainty over the economy and the war in Iraq. Third quarter advertising results, compared to the comparable 2002 period, were also affected by the presence in 2002 of more than $1.2 million in incremental revenue related to casino and shopping mall grand openings. 2003 advertising revenue rebounded during the last quarter of 2003 due to increased spending by local retailers, the introduction of several special sections and new advertising products in St. Louis. For the year, advertising revenue increased 2.4 percent compared to 2002. As a result of the advertising revenue increase and tight control over operating expense, operating income increased 5.2 percent to $87.2 million from $82.9 million in 2002.
Operating Results
      Operating revenue for 2003 was $422.7 million, an increase of 1.6 percent compared to $416.0 million in 2002. Significant revenue growth in the retail, national, classified real estate and preprint advertising categories was partially offset by decreased employment and automotive classified revenue.
      Retail advertising revenue increased 1.2 percent to $120.3 million in 2003 from $118.7 million in the prior year. The increase was driven by a 13.7 percent rise in revenue from small to mid-size advertisers in St. Louis and PNI Group growth. These increases were partially offset by weakness in the department store, furniture and home improvement categories. Preprint revenue increased 13.1 percent to $63.2 million in 2003 from $55.9 million in 2002. The increase in preprint revenue was due primarily to a restructuring of the total market coverage (“TMC”) operations in St. Louis in May 2002 which resulted in increased preprint volume, and to price increases implemented during 2003.
      National advertising revenue increased 8.6 percent in 2003, to $29.0 million compared to $26.7 million in 2002. The increase resulted, principally, from increased revenue gains in the pharmaceutical, telecommunication, and automotive categories.
      Classified advertising revenue decreased 2.5 percent to $122.6 million from $125.8 million in 2002. The decrease in classified revenue was principally driven by continued weakness in help wanted advertising, which decreased by 8.9 percent for the year, and a sluggish automotive category. Demand for employment advertising decreased due, in part, to the slow economy and employer concerns over the Iraqi war (the 2003 average U.S. unemployment rate increased to 6.0 percent compared to 5.8 percent in 2002 and 4.7 percent in 2001). Help wanted revenue declines were more pronounced in St. Louis, where help wanted advertising revenue decreased 10.9 percent in 2003 compared to a decrease of 1.3 percent at PNI. Automotive advertising decreased by 6.3 percent in 2003. The decreases in help wanted and automotive advertising revenue were partially offset by gains in real estate revenue.
      Real estate revenue increased 9.3 percent in 2003, with increases of 7.0 percent and 15.0 percent in St. Louis and at the PNI Group, respectively. Real estate gains resulted from record home sales caused, in part, by historically low interest rates. The Company’s classified advertising revenue percentage change, on an annual and quarterly basis, for 2003 versus 2002 are summarized in the table below:

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
      Operating expense increased 0.2 percent in 2003 to $351.5 million compared to $350.8 million in 2002. Labor and employee benefits costs increased 0.8 percent, reflecting higher pension expense, post-retirement healthcare benefit expense, and higher employee healthcare costs. These increases were partially offset by a 2.2 percent reduction in FTEs related to improved distribution efficiencies in St. Louis, the integration of STLtoday.com operations into the Post-Dispatch during the second quarter of 2002, and operating efficiencies at the PNI Group resulting from the combination of certain weekly and daily newspaper operations.
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
      Equity in earnings of TNI decreased 9.5 percent due, principally, to increased employee benefit costs, primarily pension and long-term disability expense, increased relocation costs, higher executive separation costs, and increased newsprint prices.
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

      The Company reported a gain on marketable securities of $0.5 million in 2003 compared with a 2002 gain of $1.1 million. 2003 and 2002 results included a net loss on investments of $1.8 million and $9.1 million, respectively, to adjust the carrying value of certain investments.
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
Liquidity and Capital Resources
      This section has been updated to give effect to the restatement as discussed in Note 21 to the audited consolidated financial statements included in Item 8 and should be read in conjunction with the accompanying audited consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America.
      As of December 31, 2004, the Company had a balance of unrestricted cash and marketable securities of $207.3 million compared with $176.2 million as of December 31, 2003.
      At both December 31, 2004, and December 31, 2003, the Company had $306.0 million of outstanding debt pursuant to a loan agreement between St. Louis Post-Dispatch LLC (“PD LLC”) and a group of institutional lenders led by Prudential Capital Group (the “Loan”). The aggregate principal amount of the Loan is payable on April 28, 2009, and bears interest at an annual rate of 8.05 percent. Interest rates remained at historically low levels during 2004. It is anticipated that, as the U.S. economy improves, interest rates will increase, reducing the benefits of the Company’s fixed-to-variable interest rate swaps, and resulting in higher interest expense.
      The agreements with respect to the Loan (the “Loan Agreements”) contain certain covenants and conditions including the maintenance of operating cash flow and minimum net worth requirements and limitations on the incurrence of other debt. In addition, the Loan Agreements and the PD LLC Operating Agreement (the “Operating Agreement”) require that PD LLC maintain a minimum reserve balance consisting of cash and investments in U.S. government securities, totaling approximately $69.8 million as of December 31, 2004. The Loan Agreements and the Operating Agreement provide for a $3.75 million quarterly increase in the minimum reserve balance through May 1, 2010, when the amount will total $150.0 million. There is no requirement for the Company to maintain the reserve balance subsequent to May 1, 2010.
      The Company spent approximately $9.5 million on land, buildings and equipment in 2004. As of December 31, 2004, the Company had remaining capital commitments for buildings and equipment replacements of approximately $1.0 million.
      In addition, as of December 31, 2004, the Company had aggregate capital contribution commitments of up to $4.5 million related to investments in limited partnerships.
      In order to build a stronger, more direct relationship with the readers of the Post-Dispatch and increase circulation, PD LLC has purchased a number of distribution businesses from independent carriers and dealers over the past five years, and, subject to the provisions of the Lee Merger Agreement, it may continue to purchase additional distribution businesses from time to time in the future.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — Continued

      The Company’s Board of Directors previously authorized the repurchase of up to $100.0 million of Pulitzer Inc.’s outstanding capital stock. The Company’s repurchase program provides for the purchase of both common and Class B common shares in either the open market or in privately negotiated transactions. As of December 31, 2004, the Company had repurchased under this authority 1,000,000 shares of Class B common stock and 536,933 shares of common stock for a combined purchase price of $62.4 million, leaving $37.6 million in remaining share repurchase authority. The Lee Merger Agreement restricts the acquisition by the Company of shares of its capital stock except as otherwise contemplated thereunder or as consented to by Lee.
      The Company generally expects to generate sufficient cash from operations to cover capital expenditures, working capital requirements, stock repurchases, and dividend payments. Operating cash flows are dependent upon, among other things, the continued acceptance of newspaper advertising at current or increased levels and the availability and pricing of raw materials, principally newsprint.
Contractual Obligations
      The Company’s significant contractual obligations are set forth below.
Table of Contractual Obligations

	Payments due in

			2006 and	2008 and	Beyond
	Total	2005	2007	2009	2009

	(In millions)
Contractual Obligations
Long-term debt obligations	$306.0	$0.0	$0.0	$306.0 (1)	$0.0
Interest payments(2)	104.6	24.6	49.3	30.7	0.0 (1)
Consulting and other agreements	1.5	1.2	0.3	0.0	0.0
Lease obligations	11.2	2.4	3.7	2.5	2.6
Purchase obligations for capital goods	1.0	1.0	0.0	0.0	0.0

Obligations excluding Lee Merger Agreement obligations(3)	$424.3	$29.2	$53.3	$339.2	$2.6
Obligations under Lee Merger Agreement(4)(5)	109.6	90.6	2.5	16.5	0.0

Total Obligations (including Lee Merger Agreement obligations)	$533.9	$119.8	$55.8	$355.7	$2.6

(1)	The operating agreement governing PD LLC mandates this be replaced with “similar” debt. See “PD LLC Operating Agreement.”

(2)	Represents interest payments on the Company’s long-term debt obligation absent any impact of interest rate swaps.

(3)	Totals do not include:

(i) Future cash requirements for pension, post-retirement and post-employment obligations. The period in which these obligations will be settled in cash is not readily determinable and is subject to numerous future events and assumptions. The Company’s estimate of cash requirements for these obligations in 2005 is approximately $7.1 million.

(ii) At December 31, 2004, other long-term liabilities consisted, principally, of deferred income taxes. The Company does not expect deferred tax reversals to significantly impact expected tax payments in 2005. At December 26, 2004, the last day of the Company’s 2004 fiscal year, approximately $5.6 million

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — Continued

in deferred compensation was included in current liabilities. The deferred compensation liability was fully funded by an asset presented as Prepaid and Other Assets — current in the Company’s financial statements. On December 28, 2004, the Company terminated its deferred compensation plan and distributed the participants’ account balances aggregating approximately $5.6 million.

(iii) At December 31, 2004, the Company had unfunded capital contribution commitments totaling up to $4.5 million related to limited partnerships in which it is an investor. The limited liability partnerships (the “Partnerships”) control the timing of partner contributions, which the partnerships use to make investments. Accordingly, the Company does not know when capital contributions, if any, will be required. The capital contribution commitments expire on June 10, 2010.

(iv) The Company’s obligations with respect to the PD LLC Operating Agreement. See “PD LLC Operating Agreement.”

(4)	Includes: (i) contingent payments totaling an estimated $16.2 million for financial advisory, legal, consulting and other professional services provided in connection with the Strategic Review Process and the Lee Merger (all of which are contingent upon consummation of the Lee Merger); (ii) estimated contingent payments totaling up to $11.9 million for transaction-related and retention incentives, (iii) estimated contingent payments totaling $11.7 million for the cashout of non-vested stock options and restricted stock units in connection with the Lee Merger; (iv) estimated contingent payments totaling $42.8 million for the cashout of vested stock options and restricted stock units in connection with the Lee Merger; (v) contingent payments relating to the potential termination of split dollar life insurance arrangements maintained with respect to five current and former executives (with an estimated total cost of up to approximately $6.4 million (approximately $4.5 million of which is included in the policies’ cash values)); (vi) estimated payments of approximately $20.6 million attributable to the payment of annual benefits under the Pulitzer Inc. Supplemental Executive Benefit Pension Plan (the “Supplemental Plan”) until May 2008, and the contingent cost of cashing out the Supplemental Plan in May 2008 in connection with the Lee Merger ($15.7 million of which is reflected as a net liability as of December 31, 2004); and (vii) acceleration of a $0.3 million payment that, absent consummation of the Lee Merger, would be payable for services in 2006 under a consulting agreement. The total of $109.6 million does not include severance and severance-related obligations that may arise in conjunction with the Lee Merger. See Part III, Item 11 for additional information on executive compensation in connection with the Lee Merger.

(5)	The Lee Merger Agreement provides that, upon termination of the Lee Merger Agreement under specified circumstances, Pulitzer Inc. may be required to pay Lee a fee of up to $55 million, which is not included in this table.
Cash Flows — 2004 Compared to 2003
      Cash from operations is the Company’s primary source of liquidity. Cash provided from operating activities for 2004 was $75.7 million compared to $36.7 million in 2003. The increase was due, principally, to a $34.0 million reduction in cash used for discretionary funding of retirement obligations in 2004 compared to 2003, the receipt of income tax refunds in the first quarter of 2004 and increased net income for the year. These sources of cash were partially offset by the reduction in deferred income taxes resulting, principally, from lower pension and post-retirement plan contributions and fewer circulation route purchases in 2004 compared to 2003, all of which increased taxable income and taxes payable, and by increased trade receivables.
      Cash required for investing activities during 2004 was $37.0 million compared to $82.8 million in 2003. The decreased use of cash was due to the Company’s expenditure of $3.9 million, net, for the purchase of marketable securities in 2004 compared to the net purchase of $37.1 million of marketable securities in 2003. In addition, cash used for acquisitions and capital expenditures decreased in 2004 as compared to 2003.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — Continued

      Cash required for financing activities during 2004 was $8.1 million compared to $7.9 million in 2003. The increase was principally due to higher dividend payments, partially offset by increased proceeds from the exercise of employee stock options.
Cash Flows — 2003 Compared to 2002
      Cash provided from operating activities for 2003 was $36.7 million compared to $70.1 million in 2002. The decrease was due, principally, to a $15.9 million increase in discretionary contributions to the Company’s pension and post-retirement plan obligations in 2003 compared to 2002, the timing of income tax payments and the payment of a $12.0 million security deposit related to an interest rate swap contract entered into in 2003 (in contrast, in 2002 the Company received the repayment of a swap-related security deposit when it terminated prior swap contracts). These uses of cash were partially offset by increased operating income in 2003 compared to 2002 and by increased trade accounts payable and accrued expenses.
      Cash required for investing activities during 2003 was $82.8 million compared to $172.3 million in 2002. The decreased use of cash was due to the Company’s expenditure of $37.1 million, net, for the purchase of marketable securities in 2003 compared to the net purchase of $111.9 of marketable securities in 2002. In addition, cash used for capital expenditures decreased by $12.6 million in 2003 to $12.5 million due principally to the completion of the Post-Dispatch’s new St. Louis production facility in 2002. These reductions in cash flows from investing activities were partially offset by an $8.3 million increase in cash required for acquisitions.
      Cash required for financing activities during 2003 was $7.9 million compared to $10.0 million in 2002. The reduction was principally due to increased proceeds from the exercise of employee stock options.
HTV Merger Agreement Indemnification
      Pursuant to the HTV Merger Agreement, Pulitzer Inc. is obligated to indemnify Hearst-Argyle against losses related to: (i) on an after tax basis, certain tax liabilities, including (A) any transfer tax liability attributable to the Spin-off, (B) with certain exceptions, any tax liability of Old Pulitzer, or any subsidiary of Old Pulitzer attributable to any tax period (or portion thereof) ending on or before the closing date of the HTV Merger, including tax liabilities resulting from the Spin-off, and (C) any tax liability of Pulitzer Inc. or any subsidiary of Pulitzer Inc.; (ii) liabilities and obligations under any employee benefit plans not assumed by Hearst-Argyle; and (iii) certain other matters as set forth in the HTV Merger Agreement.
Internal Revenue Service Matters
      In October 2001 the IRS formally proposed that the taxable income of Old Pulitzer for the tax year ended March 18, 1999 be increased by approximately $80.4 million based on its assertion that Old Pulitzer was required to recognize a taxable gain in that amount as a result of the Spin-off. Under the HTV Merger Agreement, the Company is obligated to indemnify Hearst-Argyle against any tax liability attributable to the Spin-off and has the right to control any proceedings relating to the determination of Old Pulitzer’s tax liability for such tax period. In January 2002, the Company filed a formal written protest of the IRS’ proposed adjustment with the IRS Appeals Office.
      On August 30, 2002, the Company, on behalf of Old Pulitzer, filed with the IRS amended federal corporate income tax returns for the tax years ended December 1997 and 1998 and March 1999 in which tax refunds in the aggregate amount of approximately $8.1 million, plus interest, were claimed. These refund claims were based on the contention that Old Pulitzer was entitled to deduct certain fees and expenses which it had not previously deducted and which Old Pulitzer had incurred in connection with its investigation of several strategic alternatives and potential transactions prior to its decision to proceed with the Broadcast Transaction. Under the HTV Merger Agreement, the Company is entitled to any refunds recovered from the IRS as a result of these claims.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — Continued

      In late 2003 the IRS Appeals Officer initially indicated that he would sustain substantially the entire amount of the IRS’ proposed adjustment of Old Pulitzer’s taxable gain as a result of the Spin-off. He further indicated that the refund claims filed by the Company on behalf of Old Pulitzer for the December 1997 and 1998 and March 1999 tax years had been referred to the IRS’ Examination Division for review. Subsequently, the Company’s representatives furnished the IRS Appeals Officer with additional information in support of the Company’s position on the issue of Old Pulitzer’s taxable gain as a result of the Spin-off and also requested, in view of this additional information, that this issue be referred back to the IRS’ Examination Division for consideration concurrently with the refund claims filed by the Company on behalf of Old Pulitzer for the December 1997 and 1998 and March 1999 tax years. In July 2004, the IRS Appeals Officer agreed to release jurisdiction over all issues relating to Old Pulitzer’s consolidated federal income tax liability for the December 1997 and 1998 and March 1999 tax years back to the IRS Examination Division.
      After July 2004 the Company’s representatives engaged in a number of substantive discussions with representatives of the IRS Examination Division seeking to resolve the above-described issues. In January 2005, these discussions culminated in an agreement in principle under which the Company’s liability for Old Pulitzer’s net consolidated federal income tax deficiency (excluding applicable interest) for the tax year ended March 18, 1999, after taking into account the effects of the refund claims, is not expected to exceed $200,000. This agreement in principle is subject to the completion of final settlement calculations, execution of a definitive agreement with the IRS and review by the U.S. Congressional Joint Committee on Taxation. As a result of this agreement in principle, the Company has recorded an adjustment of $375,000 (inclusive of related costs) to additional paid-in capital in order to reflect its obligation to indemnify Hearst-Argyle for Old Pulitzer’s liability for tax and interest for 1998 and the tax year ended March 18, 1999.
PD LLC Operating Agreement
      On May 1, 2000, Pulitzer Inc. and The Herald Company, Inc. (“Herald”) completed the transfer of their respective interests in the assets and operations of the Post-Dispatch and certain related businesses to a new joint venture (the “Venture”), known as PD LLC. Pulitzer Inc. is the managing member of PD LLC. Under the terms of the operating agreement governing PD LLC (the “Operating Agreement”), Pulitzer Inc. and another subsidiary hold a 95 percent interest in the results of operations of PD LLC and Herald holds a 5 percent interest. Herald’s 5 percent interest is reported as “Minority Interest in Net Earnings of Subsidiaries” in the consolidated statements of income. Also, under the terms of the Operating Agreement, Herald received on May 1, 2000 a cash distribution of $306.0 million from PD LLC (the “Initial Distribution”). This distribution was financed by a $306.0 million borrowing by PD LLC (the “Loan”). Pulitzer Inc.’s entry into the Venture was treated as a purchase for accounting purposes.
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
      In the event the transactions effectuated in connection with either the formation of the Venture and the Initial Distribution or the organization of DS LLC are recharacterized by the IRS as a taxable sale by Herald, with the result in either case that the tax basis of PD LLC’s assets increases and Herald is required to recognize taxable income as a result of such recharacterization, Herald generally will be entitled to receive a

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — Continued

special distribution from PD LLC in an amount that corresponds, approximately, to the present value of the after-tax benefit to the members of PD LLC of the tax basis increase. The adverse financial effect of any such special distribution to Herald on PD LLC (and thus the Company) will be partially offset by the current and deferred tax benefits arising as a consequence of the treatment of the transactions effectuated in connection with the formation of the Venture and the Initial Distribution or the organization of DS LLC as a taxable sale by Herald. The Company has been advised that the IRS, in the course of examining the 2000 consolidated federal income tax return in which Herald was included, has requested certain information and documents relating to the transactions effectuated in connection with the formation of the Venture and the Initial Distribution.
      Upon termination of PD LLC and DS LLC, which will be on May 1, 2015 (unless Herald exercises the redemption right described above), Herald will be entitled to the liquidation value of its interests in PD LLC and DS LLC, to be paid in cash by Pulitzer Inc. That amount will be equal to the amount of Herald’s capital accounts, after allocating the gain or loss that would result from a cash sale of PD LLC and DS LLC’s assets for their fair market value at that time. Herald’s share of such gain or loss generally will be 5 percent, but will be reduced (but not below 1 percent) to the extent that the present value to May 1, 2000 of the after-tax cash flows to Herald from PD LLC and from DS LLC, including the Initial Distribution, the special distribution described above, if any, and the liquidation amount (based on certain assumptions), exceeds $325.0 million.
      The actual amount payable to Herald either on May 1, 2010 or upon the termination of PD LLC and DS LLC on May 1, 2015 will depend on such variables as future cash flows, the amounts of any distributions to Herald prior to such payment, PD LLC and DS LLC’s rate of growth and market valuations of newspaper properties. While the amount of such payment cannot be predicted with certainty, Pulitzer Inc. currently estimates (assuming a 5 percent annual growth rate in Herald’s capital accounts, no special distribution as described above and consistent newspaper property valuation multiples) that the amount of such payment would not exceed $100 million. Pulitzer Inc. further believes that it will be able to finance such payment either from available cash reserves or with the proceeds of a debt issuance. The redemption of Herald’s interest in PD LLC either on May 1, 2010 or upon termination in 2015 is expected to generate significant deferred tax benefits to the Company as a consequence of the resulting increase in the tax basis of the assets owned by PD LLC and DS LLC and the related depreciation and amortization deductions.
New Accounting Pronouncements
      In January 2003 the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation Number (“FIN”) 46, Consolidation of Variable Interest Entities (“FIN 46”). FIN 46 provides guidance surrounding consolidation based on controlling financial interest and provides new quantitative guidelines to various variable interest entities as defined in the statement. This interpretation applied immediately to variable interest entities created after January 31, 2003, and in the first fiscal year or interim period beginning after June 15, 2003 to variable interest entities acquired before February 1, 2003. In December 2003 FASB issued FIN 46R to clarify certain provisions of FIN 46. Application of FIN 46R was required for public entities that have interests in structures commonly referred to as special-purpose entities for periods ending after December 15, 2003. Application by public entities for all other types of variable interest entities was required for periods ending after March 15, 2004. The Company’s adoption of FIN 46 and FIN 46R did not have a material impact on the consolidated financial statements.
      In December 2003 the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the “Act”) was signed into law. The Act introduced a prescription drug benefit under Medicare (Medicare Part D) and a federal subsidy to sponsors of retiree health care benefit plans that provide a benefit that is at least actuarially equivalent (as that term is defined in the Act) to Medicare Part D. FASB Staff Position 106-1, Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (“FSP 106-1”), which is effective for interim or annual financial statements for

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — Continued

fiscal years which ended after December 7, 2003, permits a sponsor of a postretirement health care plan that provides a prescription drug benefit to make a one-time election to defer accounting for the effects of the Act.
      The Company recognized the effects of the Act on the Company’s accumulated postretirement benefit obligation (“APBO”) and postretirement benefit costs initially in the first quarter of 2004. The Company concluded that it qualifies for the subsidy under the Act since the prescription drug benefits provided under the Company’s postretirement healthcare plans generally require lower premiums from covered retirees and have lower deductibles than the benefits provided in Medicare Part D and, therefore, are “actuarially equivalent” to or better than the benefits provided under the Act. In addition, the Company does not anticipate any material change in the participation rate or per capita claims costs as a result of the Act.
      The provisions of the Act lowered the APBO by approximately $12 million, which is being treated as a negative prior service cost that is being amortized beginning on March 8, 2004. This amortization resulted in a $1.2 million reduction to the APBO and postretirement benefit costs in 2004, against which no income tax provision was made in accordance with the Act. Specific authoritative guidance on the accounting for the federal subsidy is pending, and that guidance, when issued, could require the Company to change previously reported information. The consolidated statements of income incorporated expense reductions of $1.2 million in 2004, against which no income tax provision was made.
      In May 2004 the FASB issued FSP 106-2, which superceded FSP 106-1. There was no material impact on the consolidated financial statements upon adoption.
      In November 2004 FASB issued SFAS No. 151, Inventory Costs (“SFAS No. 151”). This Statement amends Accounting Research Bulletin (“ARB”) No. 43, Inventory Pricing (“ARB No. 43”) to clarify the accounting for abnormal amounts of idle facility capacity, freight, handling costs, and wasted material (spoilage) to require that these items be recognized as current-period charges instead of being added to the cost of inventory and expensed when consumed. SFAS No. 151 is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. The Company does not believe that the adoption of SFAS No. 151 will have a material impact on the consolidated financial statements.
      In November 2004 the FASB ratified the consensus reached by the Emerging Issues Task Force (“EITF”) No. 03-1. The measurement and recognition guidance in EITF No. 03-1 is effective for annual financial statements for fiscal years ending after June 15, 2004. EITF No. 03-1 requires that certain equity and debt securities be periodically evaluated to determine whether an other-than-temporary impairment has occurred through a comparison of fair value to the cost of the security. Factors used to determine other-than-temporary impairment include the Company’s ability and intent to hold securities for a reasonable recovery period, the severity and duration of an impairment, and judgments regarding the forecasted fair value of securities, among other factors. The adoption of EITF No. 03-1 did not have a material impact on the Company’s consolidated financial statements.
      In December 2004 FASB issued SFAS 123-Revised, Accounting for Stock-Based Compensation (“SFAS No. 123R”). This Statement supersedes APB 25, Accounting for Stock Issued to Employees, and its related implementation guidance. This statement is effective as of the beginning of the first interim or annual reporting period that begins after June 15, 2005. In addition, SFAS No. 123R amends SFAS No. 95, Statement of Cash Flows, to require that excess tax benefits be reported as a financing cash inflow rather than as a reduction of taxes paid.
      SFAS No. 123R establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods and services (primarily accounting transactions in which an entity obtains employee services in share-based payment transactions, such as stock options). SFAS No. 123R requires a public entity to measure the cost of employee services received in exchange for an equity instrument based on the grant-date fair value of the award, the cost of which will be recognized over the period during which an employee is required to provide the service in exchange for the award (usually the vesting period). The fair-value-based methods in SFAS No. 123R are similar to the fair-value-based method in SFAS No. 123 in most

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — Continued

respects. However, there are several key differences, including the following requirements: (a) liabilities incurred to employees in share-based payment transactions are measured at fair value; (b) entities are required to estimate the number of instruments for which the requisite service is expected to be rendered; and (c) the fair-value of awards is remeasured at each reporting date through the settlement date. Changes in fair-value during the requisite service period are recognized as compensation cost over that period. The effect on the Company’s consolidated financial condition or results of operations upon adoption of SFAS No. 123R is not known at this time.
      In December 2004 FASB issued SFAS No. 153, Exchanges of Nonmonetary Assets (“SFAS No. 153”). This pronouncement amends APB No. 29, Accounting for Nonmonetary Transactions (“APB 29”). SFAS No. 153 is effective for nonmonetary exchanges occurring in fiscal periods beginning after June 15, 2005. SFAS No. 153 eliminates the exception for nonmonetary exchanges of similar productive assets present in APB 29 and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance (i.e., transactions that are not expected to result in significant changes in the cash flows of the reporting entity). The Company does not believe that the adoption of SFAS No. 153 will have a material impact on the consolidated financial statements.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Newsprint
      The primary raw material used in the Company’s operations is newsprint, representing 12.0 percent to 15.7 percent of operating expenses over the last five years. For 2004, the Company consumed approximately 102,000 metric tonnes of newsprint, including its 50 percent share related to the operations of TNI Partners. Based on the Company’s current level of newspaper operations, expected annual newsprint consumption for 2005 is estimated to be in the range of 102,000 metric tonnes. Historically, newsprint has been subject to significant price fluctuations from year to year, unrelated in many cases to general economic conditions. In the last five years, the Company’s average annual cost per metric tonne of newsprint has varied from its lowest price by approximately 27.8 percent. For every one dollar change in the Company’s average annual cost per metric tonne of newsprint, 2005 pre-tax income would change by approximately $102,000, assuming annual newsprint consumption of 102,000 metric tonnes. The Company attempts to obtain the best price available by combining newsprint purchases for its different newspaper locations with those of other newspaper companies. The Company considers its relationship with newsprint producers to be good. The Company has not entered into derivative contracts for newsprint.
Loan/ Swaps
      At December 31, 2004, the Company had $306.0 million of outstanding debt pursuant to the Loan. The Loan bears interest at a fixed annual rate of 8.05 percent. Consequently, if held to maturity, the Loan will not expose the Company to market risks associated with general fluctuations in interest rates.
      The Company is a party to two interest rate swap contracts that convert a portion of the Company’s fixed rate debt to a variable rate. The interest rate swaps have a combined $150.0 million notional amount and mature on April 28, 2009. Under the terms of the agreements, the Company pays interest at a variable rate based upon LIBOR plus a combined adjustment average of 3.34275 percent and receives interest at a fixed rate of 8.05 percent. The floating interest rates re-price semiannually. The Company accounts for the swaps as fair value hedges and employs the short cut method. These transactions result in approximately 49 percent of the Company’s long-term interest cost being subject to variable interest rates.
      As of December 31, 2004, the fair value of the interest rate swaps represented an unrealized gain of $4.6 million, which is offset by an unrealized loss of $4.6 million on the related portion of the Company’s long-term debt.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK — Continued

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
PULITZER INC. AND SUBSIDIARIES

Report of Independent Registered Public Accounting Firm

Consolidated Statements of Income for each of the Three Years in the Period Ended December 31, 2004

Consolidated Statements of Financial Position at December 31, 2004, and December 31, 2003

Consolidated Statements of Stockholders’ Equity and Comprehensive Income for each of the Three Years in the Period Ended December 31, 2004

Consolidated Statements of Cash Flows for each of the Three Years in the Period Ended December 31, 2004

Notes to Consolidated Financial Statements for each of the Three Years in the Period Ended December 31, 2004
The registrant’s fiscal year ends on the last Sunday of the calendar year. For 2004, the Company’s fiscal year began on December 29, 2003 and ended on December 26, 2004. For 2003, the Company’s fiscal year began on December 30, 2002 and ended on December 28, 2003. For 2002, the Company’s fiscal year began on December 31, 2001 and ended on December 29, 2002. In 2004, 2003 and 2002, the fourth quarter was 13 weeks and the year was 52 weeks. For ease of presentation, the Company has presented December 31 as the year-end. Except as otherwise stated, the information in this Report on Form 10-K is as of December 26, 2004, December 28, 2003 and December 29, 2002.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of
Pulitzer Inc.
      We have audited the accompanying consolidated statements of financial position of Pulitzer Inc. and subsidiaries (the “Company”) as of December 26, 2004 and December 28, 2003, and the related consolidated statements of income, stockholders’ equity and comprehensive income, and cash flows for each of the three fiscal years in the period ended December 26, 2004. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
      We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
      In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Pulitzer Inc. and subsidiaries as of December 26, 2004 and December 28, 2003, and the results of their operations and their cash flows for each of the three fiscal years in the period ended December 26, 2004 in conformity with accounting principles generally accepted in the United States of America.
      As discussed in Note 20 to the consolidated financial statements, on January 29, 2005, Pulitzer Inc. entered into an Agreement and Plan of Merger with Lee Enterprises, Incorporated and its wholly-owned subsidiary, LP Acquisition Corp.
      As discussed in Note 21, the accompanying consolidated statements of cash flows for the fiscal years ended December 28, 2003 and December 29, 2002, have been restated.
      We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company’s internal control over financial reporting as of December 26, 2004, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 14, 2005 expressed an unqualified opinion on management’s assessment of the effectiveness of the Company’s internal control over financial reporting and an adverse opinion on the effectiveness of the Company’s internal control over financial reporting because of a material weakness.
/s/ DELOITTE & TOUCHE LLP
St. Louis, Missouri
March 14, 2005

PULITZER INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME

	Years Ended December 31,

	2004	2003	2002

	(In thousands, except earnings per share)
OPERATING REVENUES — NET:
Advertising:
Retail	$123,429	$120,284	$118,741
National	26,876	29,000	26,706
Classified	134,402	122,559	125,777

Total	284,707	271,843	271,224
Preprints	70,064	63,249	55,935

Total advertising	354,771	335,092	327,159
Circulation	81,288	80,639	80,751
Other	7,596	6,933	8,050

Total operating revenues	443,655	422,664	415,960

OPERATING EXPENSES:
Payroll and other personnel expense	187,414	181,422	180,027
Newsprint expense	47,245	43,368	41,055
Depreciation	15,348	14,613	14,286
Amortization	4,850	4,522	4,433
Other expenses	121,760	107,610	111,018

Total operating expenses	376,617	351,535	350,819

Equity in earnings of Tucson newspaper partnership (Note 4)	18,046	16,064	17,744

Operating income	85,084	87,193	82,885
Interest income	5,054	3,687	4,235
Interest expense	(20,013)	(20,395)	(20,593)
Net gain on marketable securities	334	502	1,100
Net loss on investments	(104)	(1,790)	(9,091)
Net other income	32	74	132

INCOME BEFORE PROVISION FOR INCOME TAXES	70,387	69,271	58,668
PROVISION FOR INCOME TAXES (Note 12)	24,843	25,306	22,371
MINORITY INTEREST IN NET EARNINGS OF SUBSIDIARIES (Note 4)	1,430	1,788	1,598

NET INCOME	$44,114	$42,177	$34,699

BASIC EARNINGS PER SHARE OF STOCK (Note 15):
Earnings per share	$2.04	$1.97	$1.63

Weighted average number of shares outstanding	21,591	21,404	21,279

DILUTED EARNINGS PER SHARE OF STOCK (Notes 14 and 15):
Earnings per share	$2.02	$1.95	$1.62

Weighted average number of shares outstanding	21,888	21,627	21,447

(Concluded)
See accompanying notes to consolidated financial statements.

PULITZER INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF FINANCIAL POSITION

	December 31,

	2004	2003

	(In thousands)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$58,152	$27,552
Marketable securities (Note 7)	149,156	148,644
Trade accounts receivable (less allowance for doubtful accounts of $3,710 and $3,843)	60,105	54,700
Inventory	8,479	7,566
Income taxes receivable	0	7,097
Prepaid expenses and other	21,660	9,171

Total current assets	297,552	254,730
PROPERTIES:
Land	9,982	9,758
Buildings	74,450	73,192
Machinery and equipment	147,566	156,425
Construction in progress	877	1,256

Total	232,875	240,631
Less accumulated depreciation	122,251	124,550

Properties — net	110,624	116,081
INTANGIBLE AND OTHER ASSETS:
Goodwill (Note 5)	817,362	811,409
Intangible assets — net of amortization (Note 5)	34,279	37,217
Restricted cash and investments (Notes 7 and 8)	69,810	54,810
Other	57,035	44,996

Total intangible and other assets	978,486	948,432

TOTAL	$1,386,662	$1,319,243

(Continued)

PULITZER INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF FINANCIAL POSITION

	December 31,

	2004	2003

	(In thousands)
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Trade accounts payable	$12,499	$9,995
Salaries, wages and commissions	22,121	15,595
Interest payable	3,944	3,582
Pension obligations (Note 9)	1,365	1,356
Income taxes payable	1,612	0
Deferred revenue	9,883	8,882
Other	3,750	884

Total current liabilities	55,174	40,294
LONG-TERM DEBT (Notes 4, 8 and 17)	306,000	306,000
PENSION OBLIGATIONS (Note 9)	15,795	14,809
POSTRETIREMENT AND POSTEMPLOYMENT BENEFIT OBLIGATIONS (Note 10)	54,129	61,265
OTHER LONG-TERM LIABILITIES	57,415	45,431
COMMITMENTS AND CONTINGENCIES (Note 16) STOCKHOLDERS’ EQUITY (Note 13):
Preferred stock, $.01 par value; authorized — 100,000,000 shares in 2004 and 2003; issued and outstanding — none	0	0
Common stock, $.01 par value; authorized — 100,000,000 shares in 2004 and 2003; issued — 10,044,697 in 2004 and 9,682,134 in 2003	100	97
Class B common stock, convertible, $.01 par value; authorized — 100,000,000 shares in 2004 and 2003; issued — 11,660,942 in 2004 and 11,834,592 in 2003	117	118
Additional paid-in capital	394,528	384,291
Retained earnings	505,153	477,437
Accumulated other comprehensive loss	(1,424)	(10,151)

Total	898,474	851,792
Unamortized restricted stock grant	(72)	(303)
Treasury stock — at cost; 5,137 and 1,061 shares of common stock in 2004 and 2003, respectively, and 0 shares of Class B common stock in 2004 and 2003	(253)	(45)

Total stockholders’ equity	898,149	851,444

TOTAL	$1,386,662	$1,319,243

(Concluded)
See accompanying notes to consolidated financial statements.

PULITZER INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND
COMPREHENSIVE INCOME

					Accumulated
					Other			Total
		Class B	Additional		Comprehensive		Unamortized	Stock-
	Common	Common	Paid-In	Retained	Income	Treasury	Restricted	holders’
	Stock	Stock	Capital	Earnings	(Loss)	Stock	Stock Grant	Equity

	(In thousands)
Balances at January 1, 2002	$97	$131	$430,647	$430,840	$(2,482)	$(61,996)	$(20)	$797,217
Comprehensive income:
Net income				34,699				34,699
Other comprehensive income(loss), net of tax:
Minimum pension liability adjustment					(8,206)			(8,206)
Unrealized gain on marketable securities					325			325

Comprehensive income								26,818

Issuance of common stock grants			841					841
Common stock options exercised	1		4,090					4,091
Conversion of Class B common stock To common stock	2	(2)
Common stock issued under Employee Stock Purchase Plan			904					904
Tax benefit from stock options exercised			328					328
Cash dividends declared $0.70 per Share of common and Class B common				(14,886)				(14,886)
Restricted Stock Grant			250				(250)
Amortization of Restricted Stock							62	62
Retirement of Treasury Stock	(5)	(11)	(62,123)			62,139
Purchase of treasury stock						(157)		(157)

Balances at December 31, 2002	95	118	374,937	450,653	(10,363)	(14)	(208)	815,218
Comprehensive income:
Net income				42,177				42,177
Other comprehensive income(loss), net of tax:
Minimum pension liability adjustment					311			311
Unrealized (loss) on marketable securities					(99)			(99)

Comprehensive income								42,389

Issuance of common stock grants			1,187					1,187
Common stock options exercised	2		6,583					6,585
Common stock issued under Employee Stock Purchase Plan			922					922
Tax benefit from stock options exercised			462					462
Cash dividends declared $0.72 per Share of common and Class B common				(15,393)				(15,393)
Restricted Stock Grant			200				(200)
Amortization of Restricted Stock							105	105
Purchase of treasury stock						(31)		(31)

Balances at December 31, 2003	97	118	384,291	477,437	(10,151)	(45)	(303)	851,444
(Continued)

Comprehensive income:
Net income					44,114					44,114
Other comprehensive income(loss), net of tax:
Minimum pension liability adjustment						9,933				9,933
Unrealized (loss) on marketable securities						(1,206)				(1,206	) -------- 52,841
Comprehensive income			1,437							1,437
Issuance of common stock grants	2		7,299							7,301
Common stock options exercised	1	(1)
Conversion of Class B common stock
To common stock Common stock issued under Employee Stock Purchase Plan			1,046 710							1,046 710
Tax benefit from stock options exercised
Cash dividends declared $0.76 per Share of common and Class B common					(16,398)					(16,398)
Settlement of IRS Issues — Broadcast Transaction			(375	) 120				(120)		(375)
Restricted Stock Grant								151		151
Amortization of Restricted Stock							(200)	200
Cancellation of Restricted Stock							(8)			(8)
Purchase of treasury stock	$100	$117	$394,528		$505,153	$(1,424)	$(253)	$(72)	-------- $	898,149
Balances at December 31, 2004

(Continued)

PULITZER INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

			Class B Common
	Common Stock		Stock

		Held in		Held in
	Issued	Treasury	Issued	Treasury

	(In thousands)
Share Activity:
Balances at January 1, 2002	9,680	(529)	13,059	(1,000)
Common stock options exercised	100
Conversion of Class B common stock to common stock	224		(224)
Common stock issued under Employee Stock Purchase Plan	20
Restricted Stock Grant	6
Retirement of treasury stock	(532)	532	(1,000)	1,000
Purchase of treasury stock		(3)

Balances at December 31, 2002	9,498	0	11,835	0
Common stock options exercised	159
Common stock issued under Employee Stock Purchase Plans	21
Restricted Stock Grant	4
Purchase of treasury stock		(1)

Balances at December 31, 2003	9,682	(1)	11,835	0
Common stock options exercised	165
Conversion of Class B common stock to common stock	174		(174)
Common stock issued under Employee Stock Purchase Plans	22
Restricted Stock Grant	2
Purchase of treasury stock		(4)

Balances at December 31, 2004	10,045	(5)	11,661	0

(Concluded)
See accompanying notes to consolidated financial statements.

PULITZER INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,

	2004	2003	2002

		As	As
		Restated,	Restated,
		See Note 21	See Note 21
	(In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income	$44,114	$42,177	$34,699
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	15,348	14,613	14,286
Amortization	4,850	4,522	4,433
Stock-based compensation	1,608	1,292	903
Deferred income taxes	5,503	22,249	23,256
Net gain on marketable securities	(334)	(502)	(1,100)
Net loss on investments	104	1,790	9,091
Changes in assets and liabilities (net of the effects of the purchase of newspaper properties and routes) which provided (used) cash:
Trade accounts receivable	(5,240)	(664)	(1,738)
Inventory	(913)	(1,398)	(1,041)
Other assets	(2,643)	(14,112)	3,162
Trade accounts payable, other liabilities, and deferred revenue	2,896	(26,220)	(22,891)
Income taxes (receivable)/payable	10,412	(7,033)	7,065

NET CASH FROM OPERATING ACTIVITIES	75,705	36,714	70,125

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(9,491)	(12,526)	(25,124)
Purchases of newspaper properties and routes, net of cash acquired	(7,522)	(17,424)	(9,117)
Acquisition payable	0	0	(9,707)
Purchases of marketable securities	(340,960)	(335,554)	(218,118)
Sales of marketable securities	337,080	298,501	106,256
Cash received from gain on investment	0	825	0
Investment in joint ventures and limited partnerships	(1,153)	(1,584)	(1,689)
Increase in restricted cash and investments	(15,000)	(15,000)	(15,000)
Decrease in notes receivable			200

NET CASH FROM INVESTING ACTIVITIES	(37,046)	(82,762)	(172,299)

CASH FLOWS FROM FINANCING ACTIVITIES:
Dividends paid	(16,398)	(15,393)	(14,886)
Proceeds from exercise of stock options	7,301	6,585	4,091
Proceeds from employee stock purchase plan	1,046	922	904
Purchase of treasury stock	(8)	(31)	(157)

NET CASH FROM FINANCING ACTIVITIES	(8,059)	(7,917)	(10,048)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	30,600	(53,965)	(112,222)
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	27,552	81,517	193,739

CASH AND CASH EQUIVALENTS AT END OF YEAR	$58,152	$27,552	$81,517

(Continued)

PULITZER INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,

	2004	2003	2002

		As	As
		Restated,	Restated,
		See Note 21	See Note 21
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid (received) during the year for:
Interest paid	$20,262	$20,706	$21,586
Interest received	(4,642)	(4,082)	(3,605)
Income taxes	16,899	10,941	2,003
Income tax refunds	(7,055)	(968)	(9,897)
SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND FINANCING ACTIVITIES:
Issuance of restricted stock grants and restricted stock units	(120)	(2,271)	(1,130)
Retirement of treasury stock	0	0	(62,139)
      (Concluded)
See accompanying notes to consolidated financial statements.

PULITZER INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2004, 2003 AND 2002

1.	BASIS OF PRESENTATION
      The consolidated financial statements reflect the results of the newspaper publishing and new-media operations located in 14 United States markets of Pulitzer Inc. and its subsidiaries and affiliated entities (collectively, the “Company”).
      The Company’s newspaper holdings include operations in St. Louis, Missouri, where the St. Louis Post-Dispatch LLC (“PD LLC”) publishes the St. Louis Post-Dispatch (the “Post-Dispatch”) and Suburban Journals of Greater St. Louis LLC (“Suburban Journals LLC”) publishes the Suburban Journals, and in Tucson, Arizona, where Star Publishing Company (“Star Publishing”) publishes the Arizona Daily Star (the “Star”). In Tucson, Star Publishing shares, on an equal basis, the combined results of the Star and the Tucson Citizen (the “Citizen”), published by Citizen Publishing Company, a subsidiary of Gannett Co., Inc. (“Gannett”).
      Pulitzer Newspapers, Inc. and its subsidiaries (the “PNI Group”) publish 12 dailies that serve markets in the Midwest, Southwest and West, and more than 75 weekly newspapers, shoppers and niche publications.
      Pulitzer Inc. was capitalized on March 18, 1999, with approximately $550 million in cash and all the other assets (other than broadcast assets) of Pulitzer Publishing Company (“Old Pulitzer”) as a result of the Spin-off (as defined below) and, through its subsidiaries and affiliated entities, is now operating the principal newspaper publishing and related Internet businesses formerly operated by Old Pulitzer (including subsidiaries) and certain other newspapers acquired since the Broadcast Transaction (as defined below). Pulitzer Inc. was organized as a corporation in 1998 and, prior to the Spin-off, was a wholly-owned subsidiary of Old Pulitzer. Prior to the Broadcast Transaction, Old Pulitzer was engaged in newspaper publishing and television and radio broadcasting.
      Pursuant to an Amended and Restated Agreement and Plan of Merger, dated as of May 25, 1998 (the “HTV Merger Agreement”), by and among Old Pulitzer, Pulitzer Inc. and Hearst-Argyle Television, Inc. (“Hearst-Argyle”), on March 18, 1999, Hearst-Argyle acquired, through the merger of Old Pulitzer with and into Hearst-Argyle (the “HTV Merger”), Old Pulitzer’s television and radio broadcasting operations (collectively, the “Broadcasting Business”) in exchange for the issuance to Old Pulitzer’s stockholders of 37,096,774 shares of Hearst-Argyle’s Series A common stock. Old Pulitzer’s Broadcasting Business consisted of nine network-affiliated television stations and five radio stations owned and operated by Pulitzer Broadcasting Company and its wholly-owned subsidiaries. Prior to the HTV Merger, Old Pulitzer’s newspaper publishing and related Internet businesses were contributed to the Company in a tax-free “spin-off” to Old Pulitzer stockholders (the “Spin-off”). The HTV Merger and Spin-off are collectively referred to as the “Broadcast Transaction.”
      On November 21, 2004, Pulitzer Inc. confirmed that it was engaged in the process of exploring a range of strategic alternatives to enhance shareholder value, including a possible sale of the company (the “Strategic Review Process”). On January 29, 2005, Pulitzer Inc. entered into an Agreement and Plan of Merger (the “Lee Merger Agreement”) with Lee Enterprises, Incorporated, a Delaware corporation (“Lee”), and LP Acquisition Corp., a Delaware corporation and wholly-owned subsidiary of Lee. See Note 20 for a discussion of the Lee Merger Agreement.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
      Basis of Consolidation — The consolidated financial statements include the accounts of Pulitzer Inc. and its subsidiary companies, all of which are wholly-owned except for Pulitzer Inc.’s (together with another subsidiary) 95 percent interest in the results of operations of the PD LLC and STL Distribution Services LLC (“DS LLC”), a distribution company serving the St. Louis market, and 50 percent interest in the results of operations of Tucson Partners, the Tucson newspaper partnership between Star Publishing and Gannett

PULITZER INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2004, 2003 AND 2002 — (Continued)

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES — (Continued)
(“TNI”). All significant intercompany transactions have been eliminated from the consolidated financial statements.
      Revenue Recognition — Advertising revenue is recognized when ads are published. Circulation revenue is recognized when the newspaper is delivered to the customer. Other revenue is recognized when the product or service has been delivered.
      Fiscal Year — The Company’s fiscal year ends on the last Sunday of the calendar year. For 2004, the Company’s fiscal year began on December 29, 2003 and ended on December 26, 2004. For 2003, the Company’s fiscal year began on December 30, 2002 and ended on December 28, 2003. For 2002, the Company’s fiscal year began on December 31, 2001 and ended on December 29, 2002. In 2004, 2003 and 2002, the fourth quarter was 13 weeks and the year was 52 weeks. For ease of presentation, the Company has presented December 31 as the year-end for each of the last three fiscal years.
      Cash Equivalents — For purposes of reporting cash flows, the Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.
      Marketable Securities — Marketable securities consist of fixed income securities, including, but not limited to, debt securities issued by the U.S. government and related agencies, municipal securities, corporate securities and various asset-backed securities. Marketable securities are recorded at fair value with unrealized gains and losses reported, net of tax, as a component of other comprehensive income. The basis of cost used in determining realized gains and losses is specific identification. The fair value of all securities is determined by quoted market prices. All of the Company’s marketable securities represent “available-for-sale” securities as defined by the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 115 (“SFAS No. 115”). The Company periodically evaluates its marketable security portfolio for other-than-temporary impairment using the methodology prescribed in the provisions of Emerging Issues Task Force (“EITF”) Issue No. 03-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments (“EITF No. 03-1”) (See Note 7).
      Accounts receivable — The Company evaluates its allowances for uncollectible trade accounts receivable based on customers’ credit history, payment trends, and other economic factors.
      Inventory Valuation — Inventory, which consists primarily of newsprint, is stated at the lower of cost or market. In the first quarter of fiscal 2002, the Company changed its method of determining the cost of newsprint inventories from the last-in, first-out (“LIFO”) method to the first-in, first-out (“FIFO”) method. The Company believes that the FIFO method better measures the current value of such inventories and provides a more appropriate matching of revenues and expenses. The effect of this change was immaterial to the consolidated financial results of the Company. Ink and other miscellaneous supplies are generally expensed as purchased.
      Property and Depreciation — Property is recorded at cost. Depreciation is computed using the straight-line method over the estimated useful lives of the individual assets. The Company depreciates buildings over 15 to 35 years and all other property over lives ranging from 3 to 15 years.
      Goodwill — The Company accounts for goodwill in accordance with SFAS No. 142, Goodwill and Other Intangible Assets (“SFAS No. 142”). SFAS No. 142 requires that goodwill and other indefinite-lived intangible assets should not be amortized, but should be tested for impairment annually, or more frequently if circumstances indicate potential impairment, through a comparison of fair value to their carrying amount. The Company tests intangible assets, including goodwill, that are not subject to amortization for impairment annually, or more frequently if events or changes in circumstances indicate that the assets might be impaired, using a two step impairment assessment. The first step of the impairment test identifies potential impairment

PULITZER INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2004, 2003 AND 2002 — (Continued)

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES — (Continued)
and compares the fair value of the reporting units with their carrying amount, including goodwill. The Company evaluates impairment at each of its St. Louis (consisting of PD LLC, Suburban Journals LLC, and DS LLC) and PNI Group reporting units. If the fair value exceeds the carrying amount, goodwill is not considered impaired, and the second step of the impairment test is not necessary. If the carrying amount exceeds the fair value, the second step of the impairment test is performed to measure the amount of impairment loss, if any. The Company assessed the fair value by considering each reporting unit’s expected future cash flows; recent purchase prices paid for entities within its industry, and the Company’s market capitalization. The Company’s discounted cash flow evaluation utilizes a discount rate that corresponds to the Company’s weighted average cost of capital. For the periods presented, there has been no impairment. Subsequent impairments, if any, would be classified as an operating expense.
      Intangible Assets Other Than Goodwill — Intangible assets other than goodwill with finite lives are amortized over lives ranging from 4 to 23 years. In addition, the intangible asset relating to the Company’s additional minimum pension liability under SFAS No. 87 is adjusted annually, as necessary, when a new determination of the amount of the additional minimum pension liability is made.
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
      Employee Benefit Plans — The Company has several noncontributory defined benefit pension plans covering a significant portion of their employees. Benefits under the plans are generally based on salary and years of service. The Company’s liability and related expense for benefits under the plans are recorded over the service period of active employees based upon annual actuarial calculations. Plan funding strategies are influenced by tax regulations. Plan assets consist primarily of domestic and foreign corporate equity securities, government and corporate bonds, and cash.
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
      Income Taxes — Deferred tax assets and liabilities are recorded for the expected future tax consequences of events that have been included in either the financial statements or tax returns of the Company. Under this asset and liability approach, deferred tax assets and liabilities are determined based on temporary differences between the financial statement and tax bases of assets and liabilities by applying expected tax rates applicable to future years in which the differences are expected to reverse. A valuation allowance is established to reduce deferred income tax assets if it is more likely than not that a deferred tax asset will not be realized.
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

PULITZER INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2004, 2003 AND 2002 — (Continued)

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES — (Continued)
earnings per share of stock are computed using the weighted average number of common and Class B common shares outstanding and common stock equivalents (see Note 15).
      Segment Information — The Company aggregates its St. Louis operations and its PNI Group operations into one reportable segment, publishing.
      Derivative Instruments and Hedging Activities — The Company applies the provisions of SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities (“SFAS No. 133”) to account for its derivative instruments (principally, fixed-to-floating rate interest rate swap contracts). The Company accounts for all its swap contracts as fair value hedges and employs the short cut method. The Company records gains resulting from terminated swap contracts as an increase in long-term liabilities with subsequent, ratable amortization of those gains as a reduction of interest expense over the remaining life of the original interest rate swap contracts.
      New Accounting Pronouncements — In January 2003 the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation Number (“FIN”) 46, Consolidation of Variable Interest Entities (“FIN 46”). FIN 46 provides guidance surrounding consolidation based on controlling financial interest and provides new quantitative guidelines to various variable interest entities as defined in the statement. This interpretation applied immediately to variable interest entities created after January 31, 2003, and in the first fiscal year or interim period beginning after June 15, 2003 to variable interest entities acquired before February 1, 2003. In December 2003 FASB issued FIN 46R to clarify certain provisions of FIN 46. Application of FIN 46R was required for public entities that have interests in structures commonly referred to as special-purpose entities for periods ending after December 15, 2003. Application by public entities for all other types of variable interest entities was required for periods ending after March 15, 2004. The Company’s adoption of FIN 46 and FIN 46R did not have a material impact on the consolidated financial statements.
      In December 2003 the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the “Act”) was signed into law. The Act introduced a prescription drug benefit under Medicare (Medicare Part D) and a federal subsidy to sponsors of retiree health care benefit plans that provide a benefit that is at least actuarially equivalent (as that term is defined in the Act) to Medicare Part D. FASB Staff Position (“FSP”) 106-1, Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (“FSP 106-1”), which is effective for interim or annual financial statements for fiscal years which ended after December 7, 2003, permits a sponsor of a postretirement health care plan that provides a prescription drug benefit to make a one-time election to defer accounting for the effects of the Act.
      The Company recognized the effects of the Act on the Company’s accumulated postretirement benefit obligation (“APBO”) and postretirement benefit costs initially in the first quarter of 2004. The Company concluded that it qualifies for the subsidy under the Act since the prescription drug benefits provided under the Company’s postretirement healthcare plans generally require lower premiums from covered retirees and have lower deductibles than the benefits provided in Medicare Part D and, therefore, are “actuarially equivalent” to or better than the benefits provided under the Act. In addition, the Company does not anticipate any material change in the participation rate or per capita claims costs as a result of the Act.
      The provisions of the Act lowered the APBO by approximately $12 million, which is being treated as a negative prior service cost that is being amortized beginning on March 8, 2004. This amortization resulted in a $1.2 million reduction to the APBO and postretirement benefit costs in 2004, against which no income tax provision was made in accordance with the Act. Specific authoritative guidance on the accounting for the federal subsidy is pending, and that guidance, when issued, could require the Company to change previously

PULITZER INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2004, 2003 AND 2002 — (Continued)

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES — (Continued)
reported information. The consolidated statements of income incorporated expense reductions of $1.2 million in 2004, against which no income tax provision was made.
      In May 2004 the FASB issued FSP 106-2, which superceded FSP 106-1. There was no material impact on the consolidated financial statements upon adoption.
      In November 2004 FASB issued SFAS No. 151, Inventory Costs (“SFAS No. 151”). This Statement amends Accounting Research Bulletin No. 43, Inventory Pricing (“ARB No. 43”) to clarify the accounting for abnormal amounts of idle facility capacity, freight, handling costs, and wasted material (spoilage) to require that these items be recognized as current-period charges instead of being added to the cost of inventory and expensed when consumed. SFAS No. 151 is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. The Company does not believe that the adoption of SFAS No. 151 will have a material impact on the consolidated financial statements.
      In November 2004 the FASB ratified the consensus reached by EITF No. 03-1. The measurement and recognition guidance in EITF No. 03-1 is effective for annual financial statements for fiscal years ending after June 15, 2004. EITF No. 03-1 requires that certain equity and debt securities be periodically evaluated to determine whether an other-than-temporary impairment has occurred through a comparison of fair value to the cost of the security. Factors used to determine other-than-temporary impairment include the Company’s ability and intent to hold securities for a reasonable recovery period, the severity and duration of an impairment, and judgments regarding the forecasted fair value of securities, among other factors. The adoption of EITF No. 03-1 did not have a material impact on the Company’s consolidated financial statements.
      In December 2004 FASB issued SFAS 123-Revised, Accounting for Stock-Based Compensation (“SFAS No. 123R”). This Statement supersedes APB 25, and its related implementation guidance. This statement is effective as of the beginning of the first interim or annual reporting period that begins after June 15, 2005. In addition, SFAS No. 123R amends SFAS No. 95, Statement of Cash Flows, to require that excess tax benefits be reported as a financing cash inflow rather than as a reduction of taxes paid.
      SFAS No. 123R establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods and services (primarily accounting transactions in which an entity obtains employee services in share-based payment transactions, such as stock options). SFAS No. 123R requires a public entity to measure the cost of employee services received in exchange for an equity instrument based on the grant-date fair value of the award, the cost of which will be recognized over the period during which an employee is required to provide the service in exchange for the award (usually the vesting period). The fair-value-based methods in SFAS No. 123R are similar to the fair-value-based method in SFAS No. 123 in most respects. However, there are several key differences, including the following requirements: (a) liabilities incurred to employees in share-based payment transactions are measured at fair value; (b) entities are required to estimate the number of instruments for which the requisite service is expected to be rendered; and (c) the fair-value of awards is remeasured at each reporting date through the settlement date. Changes in fair-value during the requisite service period are recognized as compensation cost over that period. The effect on the Company’s consolidated financial condition or results of operations upon adoption of SFAS No. 123R is not known at this time.
      In December 2004 FASB issued SFAS No. 153, Exchanges of Nonmonetary Assets (“SFAS No. 153”). This pronouncement amends APB No. 29, Accounting for Nonmonetary Transactions (“APB 29”). SFAS No. 153 is effective for nonmonetary exchanges occurring in fiscal periods beginning after June 15, 2005. SFAS No. 153 eliminates the exception for nonmonetary exchanges of similar productive assets present in APB 29 and replaces it with a general exception for exchanges of nonmonetary assets that do not have

PULITZER INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2004, 2003 AND 2002 — (Continued)

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES — (Continued)
commercial substance (i.e., transactions that are not expected to result in significant changes in the cash flows of the reporting entity). The Company does not believe that the adoption of SFAS No. 153 will have a material impact on the consolidated financial statements.
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
      Reclassifications — Certain reclassifications have been made to the 2003 and 2002 consolidated financial statements to conform to the 2004 presentation.

3.	STOCK-BASED EMPLOYEE COMPENSATION PLAN
      At December 31, 2004, the Company had a stock-based employee compensation plan, which is described more fully in Note 14. The Company accounted for this plan under the recognition and measurement principles of APB Opinion No. 25, and related interpretations. No stock-based employee compensation cost was reflected in net income for this stock option plan as all options granted under this plan had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation (“SFAS No. 123”), to stock-based employee compensation.

	Year Ended December 31,

	2004	2003	2002

	(In thousands, except earnings per
	share)
Net income, as reported	$44,114	$42,177	$34,699
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	1,089	808	549
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effect	(5,264)	(4,949)	(5,136)

Pro forma net income	$39,939	$38,036	$30,112

Pro forma earnings per share:
Basic — as reported	$2.04	$1.97	$1.63
Basic — pro forma	$1.85	$1.78	$1.42
Pro forma earnings per share:
Diluted — as reported	$2.02	$1.95	$1.62
Diluted — pro forma	$1.82	$1.76	$1.40

PULITZER INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2004, 2003 AND 2002 — (Continued)

3.	STOCK-BASED EMPLOYEE COMPENSATION PLAN — Continued
      As required by SFAS No. 123, the Company estimated the fair value of its option grants by using the binomial options pricing model with the following weighted average assumptions:

	Year Ended
	December 31,

	2004	2003	2002

Expected life (years)	7	7	7
Risk-free interest rate	3.8%	3.5%	4.5%
Volatility	22.0%	21.3%	27.0%
Dividend yield	1.5%	1.5%	1.5%
      Stock-based compensation cost associated with restricted stock grants, restricted stock unit awards, and stock options granted to certain TNI employees, was reflected in net income for 2004, 2003 and 2002.

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
      In the event the transactions effectuated in connection with either the formation of the Venture and the Initial Distribution or the organization of DS LLC are recharacterized by the IRS as a taxable sale by Herald, with the result in either case that the tax basis of PD LLC’s assets increases and Herald is required to recognize taxable income as a result of such recharacterization, Herald generally will be entitled to receive a special distribution from PD LLC in an amount that corresponds, approximately, to the present value of the after-tax benefit to the members of PD LLC of the tax basis increase. The adverse financial effect of any such special distribution to Herald on PD LLC (and thus the Company) will be partially offset by the current and

PULITZER INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2004, 2003 AND 2002 — (Continued)

4.	AGENCY AGREEMENTS — Continued
deferred tax benefits arising as a consequence of the treatment of the transactions effectuated in connection with the formation of the Venture and the Initial Distribution or the organization of DS LLC as a taxable sale by Herald. The Company has been advised that the IRS, in the course of examining the 2000 consolidated federal income tax return in which Herald was included, has requested certain information and documents relating to the transactions effectuated in connection with the formation of the Venture and the Initial Distribution.
      Upon termination of PD LLC and DS LLC, which will be on May 1, 2015 (unless Herald exercises the redemption right described above), Herald will be entitled to the liquidation value of its interests in PD LLC and DS LLC, to be paid in cash by Pulitzer Inc. That amount will be equal to the amount of Herald’s capital accounts, after allocating the gain or loss that would result from a cash sale of PD LLC and DS LLC’s assets for their fair market value at that time. Herald’s share of such gain or loss generally will be 5 percent, but will be reduced (but not below 1 percent) to the extent that the present value to May 1, 2000 of the after-tax cash flows to Herald from PD LLC and from DS LLC, including the Initial Distribution, the special distribution described above, if any, and the liquidation amount (based on certain assumptions), exceeds $325.0 million.
      The actual amount payable to Herald either on May 1, 2010 or upon the termination of PD LLC and DS LLC on May 1, 2015 will depend on such variables as future cash flows, the amounts of any distributions to Herald prior to such payment, PD LLC and DS LLC’s rate of growth and market valuations of newspaper properties. While the amount of such payment cannot be predicted with certainty, Pulitzer Inc. currently estimates (assuming a 5 percent annual growth rate in Herald’s capital accounts, no special distribution as described above and consistent newspaper property valuation multiples) that the amount of such payment would not exceed $100 million. Pulitzer Inc. further believes that it will be able to finance such payment either from available cash reserves or with the proceeds of a debt issuance. The redemption of Herald’s interest in PD LLC either on May 1, 2010 or upon termination in 2015 is expected to generate significant deferred tax benefits to the Company as a consequence of the resulting increase in the tax basis of the assets owned by PD LLC and DS LLC and the related depreciation and amortization deductions.
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
TNI Partners
      In Tucson, Arizona, a separate partnership, TNI, acting as agent for the Star Publishing and Gannett, is responsible for printing, delivery, advertising, and circulation of the Star and the Citizen. TNI collects all of the receipts and income relating to the Star and the Citizen and pays all operating expenses incident to the partnership’s operations and publication of the newspapers. Each newspaper is solely responsible for its own news and editorial content. Net income or net loss of TNI is allocated equally to the Star Publishing and Gannett. The Company’s 50 percent share of TNI’s operating results is reported as “Equity in earnings of Tucson newspaper partnership” in the accompanying consolidated statements of income.

PULITZER INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2004, 2003 AND 2002 — (Continued)

4.	AGENCY AGREEMENTS — Continued
      Summarized financial information for TNI is as follows:

	Dec. 31,	Dec. 31,

	2004	2003

	(In thousands)
Current assets	$16,811	$15,935
Current liabilities	$9,031	$9,315
Partners’ equity	$7,780	$6,620

	Year Ended December 31,

	2004	2003	2002

	(In thousands)
Operating revenues	$111,718	$106,807	$104,578
Operating income	$36,092	$32,128	$35,488
Company’s share of operating income before depreciation, amortization, and general and administrative expenses(1)	$18,046	$16,064	$17,744

(1)	Star Publishing’s depreciation, amortization, and general and administrative expenses associated with the operation and administration of TNI are reported as operating expenses in the Company’s consolidated statements of income. In aggregate, these amounts totaled $3.1 million for 2004 and $2.3 million per year for each of 2003 and 2002.

5.	GOODWILL AND OTHER INTANGIBLE ASSETS
      Changes in the carrying amounts of goodwill and intangible assets for the Company for the years ended December 31, 2004 and 2003, were as follows:

		Intangible
	Goodwill	Assets

	(In thousands)
Balance at December 31, 2003	$811,409	$37,217
Additions during the period	5,953	1,912
Amortization expense		(4,850)

Balance at December 31, 2004	$817,362	$34,279

	Goodwill	Intangible Assets

	(In thousands)
Balance at January 1, 2003	$797,719	$38,210
Additions during the period	13,690	3,529
Amortization expense		(4,522)

Balance at December 31, 2003	$811,409	$37,217

PULITZER INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2004, 2003 AND 2002 — (Continued)

5.	GOODWILL AND OTHER INTANGIBLE ASSETS — Continued
      Other intangible assets at December 31, 2004 and December 31, 2003 were as follows:

		Accumulated	Net
	Cost	Amortization	Cost

	(In thousands)
December 31, 2004
Other intangible assets:
Advertising base	$34,872	$9,173	$25,699
Subscriber lists	24,002	16,836	7,166
Long-term pension asset	1,063	0	1,063
Non-compete agreements and other	5,428	5,077	351

Total other intangible assets	$65,365	$31,086	$34,279

December 31, 2003
Other intangible assets:
Advertising base	$33,552	$7,487	$26,065
Subscriber lists	23,300	14,040	9,260
Long-term pension asset	1,260		1,260
Non-compete agreements and other	5,341	4,709	632

Total other intangible assets	$63,453	$26,236	$37,217

      Pretax amortization expense of other intangible assets for the years ended December 31, 2004 and 2003 was $4.9 million and $4.5 million, respectively, and over the next five years is estimated to be: $4.8 million for 2005, $4.6 million for 2006, $2.6 million for 2007, and $2.1 million for 2008 and 2009.

6.	ACQUISITION AND DISPOSITION OF PROPERTIES
      In 2004, Pulitzer Inc. subsidiaries acquired businesses, principally weekly newspapers and niche publications that complement the daily newspaper operations of the PNI Group in Coos Bay, Oregon; Bloomington, Illinois; and Santa Barbara County, California, and St. Louis newspaper distribution businesses, for an aggregate purchase price of approximately $7.6 million.
      In 2003, Pulitzer Inc. subsidiaries acquired businesses, principally those focused on distribution operations in St. Louis, and weekly newspapers and niche publications that complement the PNI Group’s daily newspaper operations in Provo, Utah; Napa, California; Coos Bay, Oregon; and Rhinelander, Wisconsin, for an aggregate purchase price of approximately $17.4 million.
      In 2002, Pulitzer Inc. subsidiaries acquired businesses, principally St. Louis newspaper distribution businesses, for an aggregate purchase price of approximately $9.1 million.
      The pro forma results of the 2004, 2003 and 2002 acquisitions were not material and, therefore, are not presented.

PULITZER INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2004, 2003 AND 2002 — (Continued)

7.	MARKETABLE SECURITIES
      Investments classified as available-for-sale securities at December 31, 2004 and 2003 consisted of the following:

		Gross	Gross
	Amortized	Unrealized	Unrealized
December 31, 2004:	Cost	Gains	Losses	Fair Value

	(In thousands)
Debt securities issued by the U.S. Government and agencies	$157,496	$11	$(1,116)	$156,391
Corporate securities	40,074	4	(389)	39,689
Asset-backed and mortgage-backed securities	22,965	32	(111)	22,886

Total investments(1)	$220,535	$47	$(1,616)	$218,966

		Gross	Gross
	Amortized	Unrealized	Unrealized
December 31, 2003:	Cost	Gains	Losses	Fair Value

	(In thousands)
Debt securities issued by the U.S. Government and agencies	$153,697	$257	$(96)	$153,858
Corporate securities	31,467	141	(95)	31,513
Asset-backed and mortgage-backed securities	15,371	162	(8)	15,525

Total investments(1)	$200,535	$560	$(199)	$200,896

(1)	Fair value of investments included $149.2 million and $69.8 million reported as marketable securities and restricted cash and investments, respectively, on the Company’s Consolidated Statements of Financial Position at December 31, 2004, and $148.6 million and $52.3 million, respectively, at December 31, 2003.
      For the year ended December 31, 2004, proceeds from the sale of marketable securities were $337.1 million resulting in gross realized gains and losses of $590,000 and $256,000, respectively. In addition, net unrealized losses of $1.0 million, after tax, were included in accumulated other comprehensive income for the year ended December 31, 2004.
      For the year ended December 31, 2003, proceeds from sales of marketable securities were $298.5 million, resulting in gross realized gains and losses of $550,000 and $48,000, respectively. In addition, net unrealized gains of $0.2 million, after tax, were included in accumulated other comprehensive income for the year ended December 31, 2003.

PULITZER INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2004, 2003 AND 2002 — (Continued)

7.	MARKETABLE SECURITIES — Continued
      The amortized cost and fair value of available-for-sale securities as of December 31, 2004, by contractual maturity, are shown in the following table. Contractual maturities may differ from actual maturities as borrowers may have the right to call or repay obligations with or without call or prepayment penalties. Asset-backed and mortgage-backed securities are not included in the maturity categories in the following maturity summary, as actual maturities may differ from contractual maturities because the underlying mortgages may be called or prepaid without any penalties.

	Amortized
December 31, 2004:	Cost	Fair Value

	(In thousands)
Due in one year or less	$95,615	$95,288
Due after one year through five years	101,955	100,792
Asset-backed and mortgage-backed securities	22,965	22,886

Total investments	$220,535	$218,966

8.	FINANCING ARRANGEMENTS
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
      The terms of the Loan contain certain covenants and conditions including the maintenance of operating cash flow and minimum net worth requirements and limitations on the incurrence of other debt. In addition, the Loan agreement and the Operating Agreement require that PD LLC maintain a minimum reserve balance, consisting of cash and investments in U.S. government securities, totaling approximately $69.8 million as of December 31, 2004. The Loan agreement and the Operating Agreement provide for a $3.75 million quarterly increase in the minimum reserve balance through May 1, 2010, when the amount will total $150.0 million.
      In December 2001 and August 2003 the Company executed fixed-to-floating interest rate swap contracts in the combined amount of $150.0 million. The swap contracts mature with the Company’s debt on April 28, 2009. The Company accounts for all swaps as fair value hedges and employs the short cut method. These interest rate swap contracts have the effect of converting the interest cost for $150.0 million of the Company’s debt from fixed rate to variable rate at an average cost of LIBOR + 3.34275 percent. As of December 31, 2004, approximately 49 percent of the Company’s long-term interest cost was subject to variable rates.
      In October 2002 the Company terminated other swap contracts totaling $75.0 million, resulting in a net gain of $5.0 million. The Company initially recognized the $5.0 million cash receipt, representing the increased fair value of the long-term debt at the date of the swap terminations, as an increase in long-term liabilities with subsequent, ratable amortization as a reduction of interest expense over the remaining life of the original interest rate swap contracts which would have expired on April 28, 2009. The unamortized balance of $3.3 million and $4.1 million as of December 31, 2004 and 2003, respectively, is presented as a component of other non-current liabilities.

PULITZER INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2004, 2003 AND 2002 — (Continued)

8.	FINANCING ARRANGEMENTS — Continued
      As of December 31, 2004, the fair value of the interest rate swaps represented an unrealized gain of $4.6 million, which was offset by an unrealized loss of $4.6 million on the related portion of the long-term debt. As of December 31, 2003, the fair value of the interest rate swaps represented an unrealized gain of $6.3 million, which was offset by an unrealized loss of $6.3 million on the related portion of the long-term debt.

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
      The Company uses a September 30 measurement date for all of its pension plan obligations.
      The pension cost components for the Company’s pension plans are as follows:

	Year Ended December 31,

	2004	2003	2002

	(In thousands)
Service cost for benefits earned during the year	$4,900	$4,366	$4,228
Interest cost on projected benefit obligation	9,324	9,293	9,127
Expected return on plan assets	(11,103)	(9,862)	(10,379)
Amortization of prior service cost	313	313	284
Amortization of transition obligation	0	55	318
Amortization of unrecognized net actuarial loss	1,453	401	25
Cost for special termination benefits	188	128	127

Net periodic pension cost	$5,075	$4,694	$3,730

	Dec. 31,	Dec. 31,
	2004	2003

	(In thousands)
Change in benefit obligation:
Benefit obligation at beginning of year	$160,302	$147,224
Service cost	4,900	4,366
Interest cost	9,324	9,293
Actuarial loss	5,345	7,499
Benefits paid	(10,026)	(8,767)
Plan amendments	15	559
Special termination benefits	188	128

Benefit obligation at end of year	170,048	160,302

PULITZER INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2004, 2003 AND 2002 — (Continued)

9.	PENSION PLANS — Continued

	Dec. 31,	Dec. 31,
	2004	2003

	(In thousands)
Change in plan assets:
Fair value of plan assets at beginning of year	119,618	97,721
Actual gain on plan assets	15,803	18,067
Employer contributions	25,009	12,597
Benefits paid	(10,026)	(8,767)

Fair value of plan assets at September 30	150,404	119,618

Funded status — benefit obligation in excess of plan assets	19,644	40,684
Unrecognized net actuarial loss	(25,940)	(26,733)
Unrecognized prior service cost	(1,050)	(1,362)

Net amount recognized as of September 30 measurement date	(7,346)	12,589
Fourth quarter contribution	(996)	(23,988)

Net amount recognized (asset)	$(8,342)	$(11,399)

Amounts recognized in the Statement of Financial Position consist of:
Pension asset/other long-term assets	$(23,731)	$(9,570)
Accrued benefit liability	17,160	16,165
Intangible asset (Note 5)	(1,063)	(1,260)
Accumulated other comprehensive income	(708)	(16,734)

Net amount recognized (asset)	$(8,342)	$(11,399)

      The projected benefit obligation, accumulated benefit obligation and fair value of plan assets for the pension plans with accumulated benefit obligations in excess of plan assets were $41.5 million, $19.8 million and $1.7 million, respectively, at September 30, 2004, and $160.3 million, $149.9 million and $119.6 million, respectively, at September 30, 2003.
Additional Information

	Year Ended
	December 31,

	2004	2003

Decrease in minimum liability included in other comprehensive income, net of tax	$(9,933)	$(311)
Assumptions
Weighed-average assumptions used to determine benefit obligations at December 31

	2004	2003

Discount rate	5.75%	6.0%
Rate of compensation increase	3.5%	3.5%

PULITZER INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2004, 2003 AND 2002 — (Continued)

9.	PENSION PLANS — Continued
Weighed-average assumptions used to determine net periodic benefit cost for years ended December 31

	2004	2003	2002

Discount rate	6.0%	6.5%	7.0%
Expected long-term return on plan assets	8.5%	8.5%	9.0%
Rate of compensation increase	3.5%	3.75%	4.0%
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
Plan Assets
      The weighted-average asset allocation of the Company’s pension fund at December 31, 2004 and 2003, was as follows:
Asset Allocation versus Policy Allocation

		Allocation of
		Plan Assets
		at
		December 31

Asset Classes	Policy Allocation	2004	2003

Equities	65% to 70%	71%	68%
Bonds	35% to 30%	29%	32%
Total	100%	100%	100%
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
Cash Flows
Contributions
      Based on the Company forecast at December 31, 2004, the Company expects to contribute $1.4 million to the pension plan in 2005.

PULITZER INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2004, 2003 AND 2002 — (Continued)

9.	PENSION PLANS — Continued
Estimated Future Benefit Payments
      The Company anticipates future benefit payments, which reflect future service, to be paid from the pension trust as follows:

Year	Pension Benefits

(In millions)
2005	$9.7
2006	9.8
2007	10.0
2008	10.2
2009	10.4
Years 2010-2014	$57.3
      Certain of the Company’s employees participate in multi-employer retirement plans sponsored by their respective unions. Amounts charged to operations, representing the Company’s required contributions to these plans, were approximately $0.8 million in 2004, 2003 and 2002. These amounts have been recognized as an operating expense.
      The Company also sponsors an employee savings plan under Section 401(k) of the Internal Revenue Code. This plan covers substantially all employees. Contributions by the Company amounted to approximately $2.2 million for 2004, $1.8 million for 2003 and $2.1 million for 2002.
10. POSTRETIREMENT AND POSTEMPLOYMENT BENEFITS
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
      The Company uses a September 30 measurement date for all of its postretirement plans.
      The net periodic postretirement benefit cost components for the Company’s postretirement plans are as follows:

	Year Ended December 31,

	2004	2003	2002

	(In thousands)
Service cost for benefits earned during the year	$2,843	$2,327	$2,006
Interest cost on projected benefit obligation	6,620	6,680	6,292
Expected return on plan assets	(1,136)	(766)	0
Amortization of prior service cost	(1)	10	(1,143)
Amortization of net gain	688	360	360

Net periodic postretirement benefit cost	$9,014	$8,611	$7,515

PULITZER INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2004, 2003 AND 2002 — (Continued)
10. POSTRETIREMENT AND POSTEMPLOYMENT BENEFITS — Continued
      The Company made postretirement benefit payments of $5.4 million for 2004, $5.5 million for 2003, and $5.9 million for 2002.

	Dec. 31,	Dec. 31,
	2004	2003

	(In thousands)
Benefit obligation at beginning of year	$123,092	$106,378
Service cost	2,843	2,327
Interest cost	6,620	6,680
Actuarial (gain)/loss	(16,192)	13,225
Benefits paid	(5,407)	(5,518)

Benefit obligation at end of year	110,956	123,092
Change in Plan Assets:
Fair value of plan assets at beginning of year	23,090	14,472
Actual return on plan assets	464	651
Employer contributions	13,993	13,485
Benefits paid	(5,407)	(5,518)

Fair value of plan assets at end of year	32,140	23,090

Funded status	78,816	100,002
Unrecognized net actuarial loss	(17,845)	(29,701)
Unrecognized prior service cost	4,367	15

Net amount recognized as of September 30, measurement date	65,338	70,316
Fourth quarter contribution	(14,849)	(12,743)

Net amount recognized — accrued benefit cost	$50,489	$57,573

Assumptions
Weighed-average assumptions used to determine benefit obligations at December 31

	2004	2003

Discount rate	5.75%	6.0%
Expected long-term return on plan assets	5.0%	4.0%
Weighed-average assumptions used to determine net periodic benefit cost for years ended December 31

	2004	2003	2002

Discount rate	6.0%	6.5%	7.0%
Expected long-term return on plan assets	4.0%	4.0%	4.0%
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

PULITZER INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2004, 2003 AND 2002 — (Continued)
10. POSTRETIREMENT AND POSTEMPLOYMENT BENEFITS — Continued
Assumed health care cost trend rates at December 31

	2004	2003

Health care cost trend rate assumed for next year
— Indemnity plans	12.5%-13.5%	13.0%
— PPO plans	11.5%-12.5%	12.0%
— HMO plans	9.5%-10.5%	10.0%
Rate to which the cost trend rate is assumed to decline (the ultimate trend rate)	5.25%	5.5%
Year that the rate reaches the ultimate trend rate	2015	2014
      Administrative costs related to indemnity plans were assumed to increase at a constant annual rate of 6.0 percent for 2004, 2003 and 2002.
      Assumed health care cost trend rates have a significant effect on the amounts reported for the postretirement health care plans. A one-percentage-point change in assumed health care cost trend rates would have the following effects on reported amounts for 2004:

	Income from Operations
	1-percentage-point

	Increase	Decrease

	(In thousands)
Effect on net periodic postretirement benefit cost	$1,686	$(1,302)
Effect on postretirement benefit obligation	$16,177	$(12,727)
Plan Assets
      The weighted-average asset allocation of the Company’s postretirement fund at December 31, 2004 and 2003, was as follows:
Asset Allocation versus Policy Allocation

		Allocation of
		Plan Assets at
		December 31,
	Policy
Asset Classes	Allocation	2004	2003

Equities	0%	0%	0%
Bonds	100%	100%	100%
Total	100%	100%	100%
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

PULITZER INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2004, 2003 AND 2002 — (Continued)
10. POSTRETIREMENT AND POSTEMPLOYMENT BENEFITS — Continued
      The Company’s postemployment benefit obligation, representing certain disability benefits at the Post-Dispatch, was $3.7 million at December 31, 2004 and 2003, respectively.
Cash Flows
Contributions
      Based on its forecast at December 31, 2004, the Company expects to contribute $5.7 million to its postretirement plans in 2005.
Estimated Future Benefit Payments
      The Company anticipates future benefit payments, which reflect future services, to be paid either with future contributions to the plan or directly from plan assets, as follows:

Year	Benefit Plans

(In millions)
2005	$5.7
2006	6.1
2007	6.4
2008	6.6
2009	6.9
Years 2010-2014	$38.4
      See Note 2 for a discussion of the effect which the 2003 Medicare Law had on the liabilities and annual expenses associated with of the Company’s postemployment and postretirement benefit plans.

11.	RELATED PARTY TRANSACTIONS
      The Company retained, and incurred costs for legal services provided by, a law firm, in which a director of the Company is a partner in the approximate amounts of $2.1 million, $1.6 million, and $1.1 million in 2004, 2003 and 2002, respectively. With respect to Pulitzer Inc.’s retention of the same law firm regarding the Strategic Review Process, Pulitzer Inc. agreed, in the event of and upon the closing of the transactions contemplated in connection with the Strategic Review Process, to pay that firm a success bonus in an amount equal to 25% of its aggregate regular fees for time spent by its personnel who participated at any time through the closing in the representation of Pulitzer Inc. relating to the Strategic Review Process.
      The Company retained and compensated a financial advisory services firm, in which another director of the Company is an executive officer, in the approximate amount of $0.2 million per year in 2004, 2003 and 2002. In addition, Pulitzer Inc. engaged that same financial advisory services firm to render financial consulting services in connection with the Strategic Review Process and agreed to pay that firm a fee of $0.5 million in the event of and upon the closing of the transactions contemplated in connection with the Strategic Review Process.
      As of December 31, 2004, no recognition has been given to the contingent payments disclosed in this Note.

PULITZER INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2004, 2003 AND 2002 — (Continued)
12. INCOME TAXES
      Provisions for income taxes consisted of the following:

	Year Ended December 31,

	2004	2003	2002

	(In thousands)
Current:
Federal	$18,805	$2,931	$(815)
State and local	535	126	(70)
Deferred:
Federal	5,348	21,335	21,420
State and local	155	914	1,836

Total	$24,843	$25,306	$22,371

      Factors causing effective tax rates to differ from the statutory Federal income tax rate were:

	Year Ended December 31,

	2004	2003	2002

Federal statutory rate	35.0%	35.0%	35.0%
State and local income taxes (net of Federal tax benefit)	2.1%	2.5%	2.0%
Other	(1.8)%	(1.0)%	1.1%

Total	35.3%	36.5%	38.1%

      The Company’s deferred tax assets and liabilities, net, which have been included in other assets or other liabilities in the consolidated statements of financial position, consisted of the following:

	Dec. 31,	Dec. 31,
	2004	2003

	(In thousands)
Deferred tax assets:
Pensions and employee benefits	$5,836	$8,363
Postretirement benefit costs	19,806	22,187
State operating loss carryforwards	7,872	7,749
Valuation allowances on state operating loss carryforwards	(7,872)	(7,749)
Other	4,182	3,715

Total	29,824	34,265
Deferred tax liabilities:
Depreciation	15,559	16,765
Amortization	52,387	44,232

Total	67,946	60,997

Net deferred tax liability	$38,122	$26,732

      At December 31, 2004, the Company had approximately $190.9 million of operating loss carryforwards for state tax purposes that will expire between 2005 and 2024. The Company has established valuation allowances on these carryforwards.

PULITZER INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2004, 2003 AND 2002 — (Continued)

13.	STOCKHOLDERS’ EQUITY
      Each share of Pulitzer Inc.’s common stock is entitled to one vote, and each share of Class B common stock is entitled to ten votes on all matters. As of December 31, 2004, holders of outstanding shares of Class B common stock represented 92.1 percent of the combined voting power of Pulitzer Inc., with holders of common stock representing the balance of the voting power. As of December 31, 2004, holders of approximately 95.5 percent of the outstanding shares of Class B common stock representing 87.9 percent of the combined voting power had deposited their shares in a voting trust (the “Voting Trust”). Each share of Class B common stock is convertible into one share of common stock at the holder’s option subject to the limitations imposed by the Voting Trust on the shares of Class B common stock deposited thereunder. The Voting Trust permits the conversion of the Class B common stock deposited in the Voting Trust into common stock in connection with certain permitted transfers, including, without limitation, sales which are exempt from the registration requirements of the Securities Act of 1933, as amended, sales which meet the volume and manner of sale requirements of Rule 144 promulgated thereunder and sales which are made pursuant to registered public offerings.
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
      In 2004, 2003, and 2002, Pulitzer Inc. declared and paid cash dividends of $0.76, $0.72 and $0.70, respectively, per share of common stock and Class B common stock.
      On July 16, 1999, the Pulitzer Inc. Board of Directors approved the repurchase of up to $50.0 million of its common stock in the open market. On May 1, 2000, the Board of Directors authorized the repurchase of an additional $50.0 million of the Company’s common stock. During the third quarter of 2000, the Board of Directors amended the repurchase program to provide for both the purchase of Class B shares and the purchase of shares in privately negotiated transactions. On August 16, 2000, Pulitzer Inc. purchased 1,000,000 shares of Class B common stock from Michael E. Pulitzer, the Company’s Chairman of the Board, for approximately $40.1 million. As of December 31, 2004, Pulitzer Inc. had repurchased 1,000,000 shares of Class B common stock and 536,933 shares of common stock for a combined purchase price of approximately $62.4 million, leaving $37.6 million in remaining stock repurchase authority. The repurchased shares have been included in treasury stock of the Company. In 2002, Pulitzer Inc. retired 531,796 shares of common stock and 1,000,000 shares of Class B common stock held in treasury stock. No shares were retired in 2003 or 2004. The Lee Merger Agreement restricts the Company’s ability to repurchase shares of the Company’s common stock or Class B common stock without Lee’s consent.
      On March 18, 1999, the Company entered into an agreement with Emily Rauh Pulitzer, Michael E. Pulitzer and David E. Moore (each of whom was then, and is currently, a director of the Company, except Mr. Moore, who is now a director emeritus of the Company) granting each of them and their heirs, legal representatives, successors and assigns, as well as certain family members and certain related entities and trusts, certain registration rights with respect to the shares of Pulitzer Inc. common stock issuable upon exchange of their shares of Pulitzer Inc. Class B common stock.

PULITZER INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2004, 2003 AND 2002 — (Continued)

14.	COMMON STOCK PLANS
      On May 22, 2003, Pulitzer Inc.’s stockholders approved the adoption of the Pulitzer Inc. 2003 Incentive Plan (the “2003 Incentive Plan”). The 2003 Incentive Plan combined the Pulitzer Inc. 1999 Stock Option Plan (the “Predecessor Option Plan”) and the Pulitzer Inc. 1999 Key Employees’ Restricted Stock Purchase Plan (the “Predecessor Stock Plan”) into a single restated plan. The 2003 Incentive Plan authorizes Pulitzer Inc. to make equity and cash incentive awards to eligible employees and directors of Pulitzer Inc. and its subsidiaries, including stock options, stock appreciation rights, restricted stock and restricted stock unit grants, performance shares, and performance-based cash incentive awards. Pulitzer Inc. may issue up to 4.5 million shares of common stock under the 2003 Incentive Plan, reduced by the combined number of shares issued under the Predecessor Option Plan and the Predecessor Stock Plan (together, the “Predecessor Plans”). Other limitations apply to annual awards that may be made to or earned by individual participants. The Compensation Committee of the Board of Directors administers the 2003 Incentive Plan.
      As of December 31, 2004, of the 4.5 million shares reserved for issuance under the 2003 Incentive Plan (including the Predecessor Plans), 1,383,410 shares remained available for future awards.
      Non-employee directors (with certain exceptions) are eligible to participate in the 2003 Incentive Plan. On the day following the 2004 annual meeting of Pulitzer Inc. stockholders, each non-employee director other than Richard W. Moore received the following awards under the 2003 Incentive Plan: (a) a stock option for 3,000 shares with an exercise price per share of $51.07, and (b) 391 shares of restricted stock with a value per share of $51.07. Within limits, the Compensation Committee (or the Board of Directors in the case of options granted to non-employee directors), acting in its discretion, determines the terms and conditions of options granted under the 2003 Incentive Plan. In general, the exercise price of an option may not be less than the market value of the shares covered by the option on the date it is granted, except that the minimum exercise price is 85% of market value in the case of options granted to employees that are not “incentive stock options” under the Internal Revenue Code. Unless terminated sooner, options granted under the 2003 Incentive Plan expire if they are not exercised within ten years after they are granted. In connection with the Lee Merger (as defined below), the non-employee directors’ options will be converted into cash (based upon a per share value equal to the difference between $64.00 and the option exercise price per share) and their shares of restricted stock will be exchanged for $64.00 per share on the same basis as any other stockholder.

PULITZER INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2004, 2003 AND 2002 — (Continued)

14.	COMMON STOCK PLANS — Continued
Stock Options
      Stock option transactions under the 2003 Incentive Plan (including the Predecessor Option Plan) are summarized as follows:

			Weighted
			Average
	Shares	Price Range	Price

Common Stock Options:
Outstanding, January 1, 2002	1,982,482	$37.31–$54.20	$41.31
Granted (weighted average fair value at grant date of $13.43)	466,324	$42.86–$54.70	$43.41
Canceled	(67,936)	$39.69–$50.45	$45.47
Exercised	(100,607)	$39.69–$50.45	$40.66

Outstanding, December 31, 2002	2,280,263	$37.31–$54.70	$43.53
Exercisable, December 31, 2002	1,340,857	$37.31–$54.20	$42.20
Granted (weighted average fair value at grant date of $13.32)	578,141	$42.49–$52.92	$51.58
Canceled	(66,576)	$42.86–$53.15	$45.71
Exercised	(158,758)	$39.69–$50.45	$41.88

Outstanding, December 31, 2003	2,633,070	$37.31–$54.70	$45.36
Exercisable, December 31, 2003	1,616,871	$37.31–$54.70	$43.19
Granted (weighted average fair value at grant date of $13.23)	28,750	$48.00–$55.13	$51.90
Canceled	(11,413)	$42.86–$52.92	$47.72
Exercised	(164,275)	$39.69–$53.40	$44.28

Outstanding, December 31, 2004(1)	2,486,132	$37.31–$55.13	$45.50

Exercisable, December 31, 2004	1,924,705	$37.31–$54.70	$44.36

(1)	The remaining weighted average life of options outstanding at December 31, 2004 is 7 years.
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

PULITZER INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2004, 2003 AND 2002 — (Continued)

14.	COMMON STOCK PLANS — Continued
      Restricted stock grant transactions under the 2003 Incentive Plan (including the Predecessor Stock Plan) are summarized as follows:

			Weighted
			Average
	Shares	Price Range	Price

Common Stock Grants:
Outstanding, January 1, 2002	8,021	$39.88–$42.88	$40.51
Granted	5,949	$42.03–$42.03	$42.03
Canceled	(660)	$41.88–$42.88	$42.40
Vested	(6,020)	$39.88–$39.88	$39.88

Outstanding, December 31, 2002	7,290	$41.31–$42.88	$42.10
Granted	3,946	$50.69–$50.69	$50.69
Canceled	(572)	$41.31–$42.88	$42.54
Vested	(421)	$41.88–$41.88	$41.88

Outstanding, December 31, 2003	10,243	$42.03–$50.69	$45.39
Granted	2,346	$51.07–$51.07	$51.07
Canceled	(3,946)	$50.69–$50.69	$50.69
Vested	(348)	$42.88–$42.88	$42.88

Outstanding Stock Grants, December 31, 2004	8,295	$42.03–$51.07	$44.58

      Under the 2003 Incentive Plan (including the Predecessor Stock Plan), the Company did not grant any restricted stock unit awards in 2004. In 2003, the Company granted restricted stock unit awards for 41,067 shares of common stock at a weighted average price of $50.44. In 2002, the Company granted restricted stock unit awards for 20,533 shares of common stock at a weighted average price of $42.86. As of December 31, 2004, the Company had 139,680 outstanding stock units at a weighted average price of $45.87. The price range for those outstanding units was $39.88 to $53.06.
      The Company maintains employee stock purchase plans (the “Purchase Plans”) that allow eligible employees to authorize payroll deductions for the periodic purchase of Pulitzer Inc.’s common stock at a price generally equal to 85 percent of the common stock’s then fair market value. In general, all employees of the Company are eligible to participate in the Purchase Plans following their respective hire dates. Subject to appropriate adjustment for stock splits and other capital changes, Pulitzer Inc. may sell a total of 600,000 shares of its common stock under the Purchase Plans. Shares sold under the Purchase Plans may be either authorized and unissued or held by Pulitzer Inc. in its treasury. Pulitzer Inc. sold and issued 22,292, 20,735, and 19,712 shares of common stock under the Purchase Plans for 2004, 2003 and 2002, respectively. As of December 31, 2004, of the 600,000 shares reserved for issuance under the Purchase Plans, 491,956 shares remained available for future sale. In February 2005 the Compensation Committee of Pulitzer Inc.’s Board of Directors suspended operations of the Purchase Plans effective March 31, 2005.

PULITZER INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2004, 2003 AND 2002 — (Continued)

15.	EARNINGS PER SHARE
      Weighted average shares of common and Class B common stock and common stock equivalents used in the calculation of basic and diluted earnings per share are summarized as follows:

	Year Ended December 31,

	2004	2003	2002

	(In thousands)
Weighted average shares outstanding (Basic EPS)	21,591	21,404	21,279
Common stock equivalents	297	223	168

Weighted average shares and equivalents (Diluted EPS)	21,888	21,627	21,447

      Common stock equivalents included in the Diluted EPS calculation were determined using the treasury stock method for the potential dilutive impact of stock options, restricted stock and restricted stock units. Under the treasury stock method and SFAS No. 128, Earnings per Share, outstanding stock options are dilutive when the average market price of Pulitzer Inc. common stock exceeds the option price during a period. In addition, proceeds from the assumed exercise of dilutive options along with the related tax benefit are assumed to be used to repurchase common shares at the average market price of such stock during the period. Options to purchase 538,982, 200,976, and 319,591 shares for the years ended 2004, 2003, and 2002, respectively, were not included in the computation of diluted earnings per share because the options’ respective exercise prices were greater than the average market price of the common stock during the respective periods.

16.	COMMITMENTS AND CONTINGENCIES
Capital Commitments
      At December 31, 2004, the Company had construction and equipment commitments of approximately $1.0 million.
Investment Commitments
      At December 31, 2004, the Company had unfunded capital contribution commitments of up to $4.5 million related to limited partnerships in which it is an investor.
Rental Expense and Lease Commitments
      Rental expense for 2004, 2003 and 2002 amounted to $1.8 million, $2.0 million, and $2.6 million, respectively. Approximate future minimum annual real estate lease payments are as follows:

(In thousands)
2005	$2,418
2006	2,111
2007	1,635
2008	1,342
2009	1,201
Later years	2,524

Total	$11,231

PULITZER INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2004, 2003 AND 2002 — (Continued)

16.	COMMITMENTS AND CONTINGENCIES — Continued
HTV Merger Agreement Indemnification
      Pursuant to the HTV Merger Agreement, Pulitzer Inc. is obligated to indemnify Hearst-Argyle against losses related to: (i) on an after tax basis, certain tax liabilities, including (A) any transfer tax liability attributable to the Spin-off, (B) with certain exceptions, any tax liability of Old Pulitzer, or any subsidiary of Old Pulitzer attributable to any tax period (or portion thereof) ending on or before the closing date of the HTV Merger, including tax liabilities resulting from the Spin-off, and (C) any tax liability of Pulitzer Inc. or any subsidiary of Pulitzer Inc.; (ii) liabilities and obligations under any employee benefit plans of Old Pulitzer not assumed by Hearst-Argyle, and (iii) certain other matters as set forth in the HTV Merger Agreement.
Internal Revenue Service Matters
      In October 2001 the Internal Revenue Service (“IRS”) formally proposed that the taxable income of Old Pulitzer for the tax year ended March 18, 1999 be increased by approximately $80.4 million based on its assertion that Old Pulitzer was required to recognize a taxable gain in that amount as a result of the Spin-off. Under the HTV Merger Agreement, the Company is obligated to indemnify Hearst-Argyle against any tax liability attributable to the Spin-off and has the right to control any proceedings relating to the determination of Old Pulitzer’s tax liability for such tax period. In January 2002, the Company filed a formal written protest of the IRS’ proposed adjustment with the IRS Appeals Office.
      On August 30, 2002, the Company, on behalf of Old Pulitzer, filed with the IRS amended federal corporate income tax returns for the tax years ended December 1997 and 1998 and March 1999 in which tax refunds in the aggregate amount of approximately $8.1 million, plus interest, were claimed. These refund claims were based on the contention that Old Pulitzer was entitled to deduct certain fees and expenses which it had not previously deducted and which Old Pulitzer had incurred in connection with its investigation of several strategic alternatives and potential transactions prior to its decision to proceed with the Broadcast Transaction. Under the HTV Merger Agreement, the Company is entitled to any refunds recovered from the IRS as a result of these claims.
      In late 2003 the IRS Appeals Officer initially indicated that he would sustain substantially the entire amount of the IRS’ proposed adjustment of Old Pulitzer’s taxable gain as a result of the Spin-off. He further indicated that the refund claims filed by the Company on behalf of Old Pulitzer for the December 1997 and 1998 and March 1999 tax years had been referred to the IRS’ Examination Division for review. Subsequently, the Company’s representatives furnished the IRS Appeals Officer with additional information in support of the Company’s position on the issue of Old Pulitzer’s taxable gain as a result of the Spin-off and also requested, in view of this additional information, that this issue be referred back to the IRS’ Examination Division for consideration concurrently with the refund claims filed by the Company on behalf of Old Pulitzer for the December 1997 and 1998 and March 1999 tax years. In July 2004, the IRS Appeals Officer agreed to release jurisdiction over all issues relating to Old Pulitzer’s consolidated federal income tax liability for the December 1997 and 1998 and March 1999 tax years back to the IRS Examination Division.
      After July 2004 the Company’s representatives engaged in a number of substantive discussions with representatives of the IRS Examination Division seeking to resolve the above-described issues. In January 2005, these discussions culminated in an agreement in principle under which the Company’s liability for Old Pulitzer’s net consolidated federal income tax deficiency (excluding applicable interest) for 1998 and the tax year ended March 18, 1999, after taking into account the effects of the refund claims, is not expected to exceed $200,000. This agreement in principle is subject to the completion of final settlement calculations, execution of a definitive agreement with the IRS and review by the U.S. Congressional Joint Committee on Taxation. As a result of this agreement in principle, the Company has recorded an adjustment of $375,000

PULITZER INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2004, 2003 AND 2002 — (Continued)
16. COMMITMENTS AND CONTINGENCIES — Continued
(inclusive of related costs) to additional paid-in capital in order to reflect its obligation to indemnify Hearst-Argyle for Old Pulitzer’s liability for tax and interest for 1998 and the tax year ended March 18, 1999.
PD LLC Operating Agreement Contingent Payments
      See Note 4 regarding certain obligations of PD LLC and Pulitzer Inc. in respect of the Venture.
Legal Contingencies
      In July 2004 PD LLC settled the lawsuit that was filed in the Missouri Circuit Court, Twenty-Second Judicial Circuit (City of St. Louis, Missouri; Case No. 012-10334), against Pulitzer Inc., PD LLC, and Suburban Journals LLC. The lawsuit was brought by 33 newspaper independent carriers (the “Plaintiffs”) engaged in the business of delivering the Post-Dispatch pursuant to home delivery contracts. The lawsuit claimed that the Plaintiffs had the right to deliver the Suburban Journals within each carrier’s alleged exclusive delivery area by virtue of written delivery contracts with PD LLC. The lawsuit was settled with clarification of contract rights in PD LLC’s favor, by a payment from PD LLC of approximately $1.5 million without admission of any liability.
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
      See Note 20.

17.	FAIR VALUE OF FINANCIAL INSTRUMENTS
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
      Other Non-operating Investments — As of December 31, 2004, the carrying amounts of these items is approximately $3.6 million less than their estimated fair value. As of December 31, 2003, the carrying amounts of these items are a reasonable estimate of their fair value.

PULITZER INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2004, 2003 AND 2002 — (Continued)

17.	FAIR VALUE OF FINANCIAL INSTRUMENTS — Continued
      Long-Term Debt and Interest Rate Swaps — Interest rates that are currently available to the Company for issuance of debt with similar terms and remaining maturities are used to estimate fair value for the Company’s long-term debt. As of December 31, 2004, the carrying value and fair-values were:

	Carrying Value	Fair Value

	(In thousands)
2004
Long-term debt	$313,927	$341,373
Deferred gain on interest rate swap terminations	(3,321)
Interest rate swaps (asset)	(4,606)	(4,606)

Total	$306,000	$336,767

	Carrying Value	Fair Value

	(In thousands)
2003
Long-term debt	$316,389	$338,359
Deferred gain on interest rate swap terminations	(4,088)
Interest rate swaps (asset)	(6,301)	(6,301)

Total	$306,000	$332,058

      The fair value estimates presented herein are based on pertinent information available to management as of year-end 2004 and year-end 2003, respectively. Although management is not aware of any facts that would significantly affect the estimated fair value amounts, such amounts have not been comprehensively revalued for purposes of these financial statements since that date, and current estimates of fair value may differ from the amounts presented herein.

18.	NEWSPAPER PUBLISHING REVENUES
      The Company’s consolidated newspaper publishing revenues consist of the following for the years ended:

	Year Ended December 31,

	2004	2003	2002

	(In thousands)
St. Louis Operations	$313,935	$303,918	$298,543
PNI Group	129,720	118,746	117,417

Total	$443,655	$422,664	$415,960

PULITZER INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2004, 2003 AND 2002 — (Continued)

19.	QUARTERLY FINANCIAL DATA (UNAUDITED)
      Operating results for the years ended December 31, 2004 and 2003 by quarter are as follows:

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter	Total

	(In thousands, except earnings per share)
2004
OPERATING REVENUES — NET	$102,735	$113,053	$109,730	$118,137	$443,655
NET INCOME	$8,055	$11,796	$10,600	$13,663	$44,114
BASIC EARNINGS PER SHARE OF STOCK (Note 15):	$0.37	$0.55	$0.49	$0.63	$2.04

DILUTED EARNINGS PER SHARE OF STOCK (Note 15):	$0.37	$0.54	$0.49	$0.62	$2.02

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter	Total

	(In thousands, except earnings per share)
2003
OPERATING REVENUES — NET	$98,232	$107,112	$103,252	$114,068	$422,664
NET INCOME	$7,056	$11,428	$9,380	$14,313	$42,177
BASIC EARNINGS PER SHARE OF STOCK (Note 15):	$0.33	$0.53	$0.44	$0.67	$1.97

DILUTED EARNINGS PER SHARE OF STOCK (Note 15):	$0.33	$0.53	$0.43	$0.66	$1.95

      Net income and earnings per share are computed independently for each of the quarters presented. Therefore, the sum of the quarterly net income and earnings per share may not equal the total for the year.

20.	SUBSEQUENT EVENTS
Lee Merger Agreement
      On January 29, 2005, Pulitzer Inc. entered into the Lee Merger Agreement with Lee and LP Acquisition Corp., a Delaware corporation and a wholly-owned subsidiary of Lee (the “Purchaser”). The Lee Merger Agreement provides for the Purchaser to be merged with and into Pulitzer Inc. (the “Lee Merger”), with Pulitzer Inc. as the surviving corporation. Each share of Pulitzer Inc.’s common stock and Class B common stock outstanding immediately prior to the effective time of the Lee Merger will be converted into the right to receive from the surviving corporation in cash, without interest, an amount equal to $64.00 per share. The total enterprise value of Pulitzer Inc. under the Lee Merger Agreement is approximately $1.46 billion based upon a value of $64.00 per share.
      The Lee Merger will effect a change of control of Pulitzer Inc. At the effective time of the Lee Merger and as a result of the Lee Merger, Pulitzer Inc. will become an indirect, wholly-owned subsidiary of Lee, the directors of the Purchaser will become the directors of the surviving corporation, and the officers of the Purchaser will become the officers of the surviving corporation.
      Consummation of the Lee Merger is subject to customary conditions, including the adoption of the Lee Merger Agreement by the required vote of the Company’s stockholders and the expiration or termination of any waiting period (and any extension thereof) under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended (the “HSR Act”). Lee and Pulitzer Inc. filed notification and report forms under the HSR Act with the Federal Trade Commission (“FTC”) and the United States Department of Justice on

PULITZER INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2004, 2003 AND 2002 — (Continued)

20.	SUBSEQUENT EVENTS — Continued
February 11, 2005. On February 22, 2005, Pulitzer Inc. and Lee received from the FTC notification of early termination of the waiting period under the HSR Act.
      The Lee Merger Agreement includes customary representations, warranties and covenants by Pulitzer Inc., including covenants (i) to cause a stockholders’ meeting to be called and held as soon as reasonably practicable to vote on the adoption of the Lee Merger Agreement, (ii) to cease immediately any discussions and negotiations with respect to an alternate acquisition proposal, (iii) not to solicit any alternate acquisition proposal and, with certain exceptions, not to enter into discussions concerning or furnish information in connection with any alternate acquisition proposal, and (iv) subject to certain exceptions, for Pulitzer Inc.’s board of directors not to withdraw or modify its recommendation that the stockholders vote to adopt the Lee Merger Agreement. The Lee Merger Agreement contains certain termination rights for both Pulitzer Inc. and Lee and further provides that, upon termination of the Lee Merger Agreement under specified circumstances, Pulitzer Inc. may be required to pay Lee a fee of up to $55 million.
      On January 31, 2005, Todd M. Veeck, an alleged owner of common stock of Pulitzer Inc., filed a lawsuit in The Court of Chancery of the State of Delaware in New Castle County against Pulitzer Inc. and the members of its board of directors. The Veeck complaint purports to be a class action brought on behalf of all stockholders other than the defendants, and it asserts that the announced sale of Pulitzer Inc. to Lee should be preliminarily and permanently enjoined because the agreed-upon consideration is unfair and does not maximize stockholder value. The Veeck complaint also seeks monetary damages. On February 2, 2005, James Fern, an alleged owner of common stock of Pulitzer Inc., filed a lawsuit in The Court of Chancery of the State of Delaware in New Castle County against Pulitzer Inc. and members of its board of directors making essentially the same allegations and seeking essentially the same relief as the Veeck complaint. Pulitzer Inc. believes that the allegations of the Veeck and Fern complaints are without merit. On February 25, 2005, the Court of Chancery entered an order consolidating the Veeck and Fern actions under the consolidated case caption In re Pulitzer Inc. Shareholders Litigation, Civil Action No. 1063-N.
      Pulitzer Inc. has determined to pay the attorneys’ fees and expenses incurred in defending the members of its board of directors in these or related legal actions, and each member of the board of directors has undertaken and agreed to repay his or her share of such fees and other expenses if it shall be ultimately determined that he or she is not entitled to be indemnified by Pulitzer Inc.
      The boards of directors of Pulitzer Inc. and Lee have unanimously approved the Lee Merger Agreement. The Lee Merger is expected to close in the second quarter of calendar 2005.
      In conjunction with the Strategic Review Process, the Company entered into transaction-related and retention incentive agreements with certain executive officers and other key employees aggregating up to approximately $11.9 million. Payment of these incentives is contingent upon consummation of a transaction involving the sale or merger of the Company (which for this purpose includes the Lee Merger).
      On December 28, 2004, the Company terminated its non-qualified deferred compensation plan and distributed the participants’ account balances aggregating approximately $5.6 million (all of which was fully funded by a current asset presented as Prepaid and Other Assets-Current in the Company’s financial statements).
      The Lee Merger Agreement provides that the Company will (i) convert outstanding vested options and restricted stock units into cash (with an estimated total cost of approximately $42.8 million); (ii) convert outstanding unvested options and restricted stock units into cash (with an estimated total cost of approximately $11.7 million); and (iii) seek to terminate the split dollar life insurance arrangements maintained with five current and former executives (with an estimated total cost of up to approximately $6.4 million

PULITZER INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2004, 2003 AND 2002 — (Continued)
20. SUBSEQUENT EVENTS — Continued
(approximately $4.5 million of which is included in the policies’ cash values)). The Lee Merger Agreement also provides for the conversion of the Pulitzer Inc. Supplemental Executive Benefit Pension Plan (the “Supplemental Plan”) into an individual account plan which would be liquidated on May 1, 2008 or earlier under certain circumstances. The aggregate amount of the initial individual account balances will be approximately equal to the amount of the Supplemental Plan liability reflected on the Company’s financial statements (exclusive of potential severance-related enhancements that may be triggered under the Executive Transition Plan and related agreements). Under the Lee Merger Agreement, certain consulting agreements will terminate upon the consummation of the Lee Merger with a final terminating payment of approximately $0.7 million.
      The Company is contractually committed to make contingent payments totaling an estimated $16.2 million for financial advisory, legal, consulting and other professional services provided in connection with the Strategic Review Process and the Lee Merger, all of which are contingent upon consummation of the Lee Merger.
      Severance and severance-related obligations may arise in conjunction with the Lee Merger, including, without limitation, obligations under the Pulitzer Inc. Executive Transition Plan adopted in September 2001 and related agreements, which provide severance and other payments and benefits upon termination of a participating executive’s employment with the Company in conjunction with a change in control. The Lee Merger will constitute a change in control for purposes of the Executive Transition Plan and related agreements.

21.	RESTATEMENT OF CONSOLIDATED STATEMENTS OF CASH FLOWS
      Subsequent to the issuance of the consolidated financial statements for the fiscal years ended December 31, 2003 and 2002, the Company determined that the cash flows related to the Company’s discretionary funding of retirement obligations should have been classified as an operating activity rather than as an investing activity. As a result, the consolidated statements of cash flows for the years ended December 31, 2003 and 2002 have been restated to reflect the cash flows related to the Company’s discretionary funding of retirement obligations as an operating activity rather than an investing activity. A summary of the effect of the restatement on cash flows from operating and investing activities is as follows (in thousands):

	As Previously
	Reported	As Restated

Year ended December 31, 2003
Cash flows from operating activities	$80,676	$36,714
Cash flows from investing activities	$(126,724)	$(82,762)

Year ended December 31, 2002
Cash flow from operating activities	$98,222	$70,125
Cash flow from investing activities	$(200,396)	$(172,299)
* * * * * *

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of
  Pulitzer Inc.
      We have audited the consolidated financial statements of Pulitzer Inc. and its subsidiaries (the “Company”) as of December 26, 2004 and December 28, 2003, and for each of the three fiscal years in the period ended December 26, 2004, management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of December 26, 2004, and the effectiveness of the Company’s internal control over financial reporting as of December 26, 2004, and have issued our reports thereon dated March 14, 2005 (which express unqualified opinions on the consolidated financial statements and management’s assessment of the effectiveness of the Company’s internal control over financial reporting and an adverse opinion on the effectiveness of the Company’s internal control over financial reporting because of a material weakness; and which report on the consolidated financial statements includes explanatory paragraphs regarding the Company’s entering into an Agreement and Plan of Merger between the Company, Lee Enterprises, Incorporated and LP Acquisition Corp. on January 29, 2005 and relating to the restatement of the consolidated statements of cash flows for the years ended December 28, 2003 and December 29, 2002); such consolidated financial statements and reports are included elsewhere in this Form 10-K. Our audits also included the consolidated financial statement schedule of the Company listed in the accompanying index at Item 15(a)2.(iii). This consolidated financial statement schedule is the responsibility of the Company’s management. Our responsibility is to express an opinion based on our audits. In our opinion, such consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.
/s/ Deloitte & Touche LLP
St. Louis, Missouri
March 14, 2005

SCHEDULE II
PULITZER INC. AND SUBSIDIARIES
Schedule II — Valuation & Qualifying Accounts & Reserves
For The Years Ended December 31, 2004, 2003 & 2002

	Balance At	Charged to	Charged to				Balance
	Beginning	Costs &	Other				At End
Description	Of Period	Expenses	Accounts		Deductions		Of Period

	(In thousands)
Year Ended December 31, 2004
Valuation Accounts:
Allowance for Doubtful Accounts	$3,843	$2,130	$493	(a)	$2,756	(b)	$3,710
Reserves:
Accrued (Prepaid) Medical Plan	(545)	16,773			13,087	(c)	3,141
Workers Compensation	932	3,049			2,417		1,564
Year Ended December 31, 2003
Valuation Accounts:
Allowance for Doubtful Accounts	$4,004	$3,150	$555	(a)	$3,866	(b)	$3,843
Reserves:
Accrued (Prepaid) Medical Plan	(3,030)	16,015			13,530	(c)	(545)
Workers Compensation	2,254	1,736			3,058		932
Year Ended December 31, 2002
Valuation Accounts:
Allowance for Doubtful Accounts	$6,024	$5,206	$506	(a)	$7,732	(b)	$4,004
Reserves:
Accrued (Prepaid) Medical Plan	(207)	5,738			8,561	(c)	(3,030)
Workers Compensation	2,592	2,518			2,856		2,254

(a)	Accounts reinstated, cash recoveries.

(b)	Accounts written off

(c)	Amount represents:

	2004	2003	2002

Claims paid	$14,466	$11,439	$6,291
Prepaid contributions	(2,821)	789	1,460
Service fees	1,442	1,302	810

	$13,087	$13,530	$8,561

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
      Not applicable.

ITEM 9A.	CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
      As of the end of the period covered by this report, the Company’s management, including the President and Chief Executive Officer and Senior Vice President-Finance and Chief Financial Officer, carried out an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-15. Based upon that evaluation, the Company’s President and Chief Executive Officer and Senior Vice President-Finance and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are not effective in alerting them to material information, on a timely basis, required to be included in the Company’s periodic SEC filings.
Internal Control Reporting
a) Management’s Report on Internal Control
      The management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting for the Company. The Company’s internal control system was designed to provide reasonable assurance to the Company’s management and board of directors regarding the preparation and fair presentation of published financial statements. All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.
      Beginning in fiscal year 2002, the Company began making discretionary contributions to its pension and post-retirement medical benefits trusts. The discretionary contributions totaled $28.1 million in fiscal year 2002, $44.0 million in fiscal year 2003 and $10.0 million in fiscal year 2004. For the fiscal years ended December 2003 and 2002, the Company classified its discretionary contributions to those trusts as a component of Cash Flows From Investing Activities. Management and the audit committee of the board of directors of the Company (the “Audit Committee”) gave consideration to and concluded that this classification was appropriate.
      On March 10, 2005, during the last phase of the close process with respect to the Company’s 2004 financial statements, management of the Company became aware of a possible control issue with respect to the classification of its discretionary contributions to its pension and post-retirement medical benefits trusts as a component of Cash Flows From Investing Activities rather than as a component of Cash Flows From Operating Activities. On March 14, 2005, the Audit Committee concurred with management’s assessment that the Company’s discretionary contributions to its pension and post-retirement medical benefit trusts should be classified as a component of Cash Flows From Operating Activities and that the Company’s Consolidated Statements of Cash Flows for the fiscal years ended 2003 and 2002 should be restated. The restatement did not have any effect on the determination of any aspect of net income, financial position, or changes in stockholders equity.
      Restatement of previously issued financial statements to reflect the correction of a misstatement is a strong indicator of the existence of a material weakness in internal control over financial reporting as defined in the Public Company Accounting Oversight Board’s Auditing Standard No. 2, “An Audit of Internal Control Over Financial Reporting Performed in Conjunction With an Audit of Financial Statements.” In light of the determination that previously issued Consolidated Statements of Cash Flows for the fiscal years ended December 2003 and 2002 should be restated, management concluded that a material weakness existed in the Company’s internal control over financial reporting (as defined under standards established by the Public Company Accounting Oversight Board). The material weakness related to the internal review processes that led to the classification of discretionary contributions to the Company’s pension and post-retirement medical benefit trusts in the Consolidated Statements of Cash Flows.

ITEM 9A.	CONTROLS AND PROCEDURES — Continued

      Company management assessed the effectiveness of the Company’s internal control over financial reporting as of December 26, 2004. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework. Based on this assessment, which included the matters discussed above, management believes that, as of December 26, 2004, the Company’s internal control over financial reporting was not effective based on those criteria. The Company’s independent registered public accounting firm has issued an attestation report on management’s assessment of the Company’s internal control over financial reporting. This report appears in Item 9A (b) below.
b) Report of Independent Registered Public Accounting Firm
To the Board of Directors and Stockholders of
     Pulitzer Inc.
      We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control, that Pulitzer Inc. and subsidiaries (the “Company”) did not maintain effective internal control over financial reporting as of December 26, 2004, because of the effect of the material weakness identified in management’s assessment based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.
      We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.
      A company’s internal control over financial reporting is a process designed by, or under the supervision of, the company’s principal executive and principal financial officers, or persons performing similar functions, and effected by the company’s board of directors, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
      Because of the inherent limitations of internal control over financial reporting, including the possibility of collusion or improper management override of controls, material misstatements due to error or fraud may not be prevented or detected on a timely basis. Also, projections of any evaluation of the effectiveness of the internal control over financial reporting to future periods are subject to the risk that the controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

ITEM 9A.	CONTROLS AND PROCEDURES — Continued

      A material weakness is a significant deficiency, or combination of significant deficiencies, that results in a more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. The following material weakness has been identified and included in management’s assessment. As of December 26, 2004, the Company did not maintain effective internal control over the application of accounting principles generally accepted in the United States of America, which resulted in a restatement of the Company’s Consolidated Statements of Cash Flows for the years ended December 28, 2003 and December 29, 2002, as described in Note 21 to the Company’s consolidated financial statements. Discretionary contributions to fund certain retirement obligations were classified as investing activities rather than operating activities. For the years ended December 28, 2003 and December 29, 2002, the discretionary contributions to fund certain retirement obligations were $44.0 million and $28.1 million, respectively. This material weakness was considered in determining the nature, timing, and extent of audit tests applied in our audit of the consolidated financial statements of the Company as of and for the year ended December 26, 2004, and this report does not affect our report on such financial statements.
      In our opinion, management’s assessment that the Company did not maintain effective internal control over financial reporting as of December 26, 2004, is fairly stated, in all material respects, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Also in our opinion, because of the effect of the material weakness described above on the achievement of the objectives of the control criteria, the Company has not maintained effective internal control over financial reporting as of December 26, 2004, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.
      We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended December 26, 2004, of the Company and our report dated March 14, 2005 expressed an unqualified opinion on those financial statements and included an explanatory paragraph regarding the Company’s entering into an Agreement and Plan of Merger with Lee Enterprises, Incorporated and LP Acquisition Corp., on January 29, 2005.
/s/ Deloitte & Touche llp
St. Louis, Missouri
March 14, 2005
c) Changes in Internal Control
      Beginning in fiscal year 2002, the Company began making discretionary contributions to its pension and post-retirement medical benefits trusts. The discretionary contributions totaled $28.1 million in fiscal year 2002, $44.0 million in fiscal year 2003 and $10.0 million in fiscal year 2004. For the fiscal years ended December 2003 and 2002, the Company classified its discretionary contributions to those trusts as a component of Cash Flows From Investing Activities. Management and the audit committee of the board of directors of the Company (the “Audit Committee”) gave consideration to and concluded that this classification was appropriate. Management and the Audit Committee then reviewed this classification with the Company’s independent registered public accounting firm which rendered unqualified opinions on the Company’s financial statements for the fiscal years ended December 2003 and 2002.
      On March 10, 2005, during the last phase of the close process with respect to the Company’s 2004 financial statements, management of the Company became aware of a possible control issue with respect to the classification of its discretionary contributions to its pension and post-retirement medical benefits trusts as

ITEM 9A. CONTROLS AND PROCEDURES — Continued
a component of Cash Flows From Investing Activities rather than as a component of Cash Flows From Operating Activities, and on March 11, 2005 so advised the Audit Committee.
      Because the Company’s Annual Report on Form 10-K for the fiscal year ended December 26, 2004 was due on March 11, 2005, management recommended delaying the filing of that report and filing a Form 12b-25 with the SEC for a fifteen-day extension on the due date of that report in order to give management time to address the classification of that one item in the Company’s Consolidated Statements of Cash Flows for the fiscal years ended December 2004, 2003 and 2002. The Audit Committee concurred with this recommendation. On March 14, 2005, the Company filed the Form 12b-25 and a Current Report on Form 8-K to report the filing extension.
      On March 12 and March 14, 2005, management and the Audit Committee discussed the above-described classification issue with the Company’s independent registered public accounting firm. On March 14, 2005, the Audit Committee concurred with management’s assessment that the Company’s discretionary contributions to its pension and post-retirement medical benefit trusts should be classified as a component of Cash Flows From Operating Activities and that the Company’s audited Consolidated Statements of Cash Flows for the fiscal years ended 2003 and 2002 should be restated. The restatement did not have any effect on the determination of any aspect of net income, financial position, or changes in stockholders equity.
      In response to the material weakness described above in “Management’s Report on Internal Control” and the preceding four paragraphs, the Company’s management reviewed its analysis of the Company’s internal control policies and procedures with the Audit Committee and the Company’s independent registered public accounting firm. The Company then enhanced its internal control over financial reporting by (i) restating its Consolidated Statements of Cash Flows for the fiscal years ended December 28, 2003 and December 29, 2002 in this Annual Report on Form 10-K to classify discretionary contributions to its pension and post-retirement medical benefit trusts in those years as a component of Cash Flows From Operating Activities, (ii) classifying its discretionary contributions to those trusts in fiscal year 2004 as a component of Cash Flows From Operating Activities in its Consolidated Statements of Cash Flows for the fiscal year ended December 26, 2004 in this Annual Report on Form 10-K and (iii) the Company has begun the process of enhancing its internal controls over financial reporting by requiring periodic review of a wider variety of current technical accounting literature. Based on the foregoing, the Company’s management has concluded that the material weakness is being remediated and that, subject to further testing, its disclosure controls and procedures are now effective at the reasonable assurance level.
      Other than as described above, there have been no significant changes in the Company’s internal controls or in other factors which could significantly affect internal controls during the fiscal quarter ended December 26, 2004 and subsequent to the date as of which the Company’s management carried out its evaluation.
ITEM 9B. OTHER INFORMATION
      Not applicable.

PART III

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
MANAGEMENT
      The following table sets forth certain information concerning Pulitzer Inc.’s executive officers and directors.

		Date of		Term
		Employment by	Director	Expires
Name, Age and Class	Positions with Pulitzer Inc.	Pulitzer Inc.(1)	Since(1)	In

Class A Directors
Emily Rauh Pulitzer; 71(2)	Director	—	1999	2005
James M. Snowden, Jr.; 61	Director	—	1999	2005
Robert C. Woodworth; 57	Director; President and Chief Executive Officer	1999	1999	2005
Class B Directors
William Bush; 58	Director	—	1999	2006
Michael E. Pulitzer; 75(2)	Director; Chairman of the Board	—	1998	2006
Ronald H. Ridgway; 66	Director	—	1998	2006
Class C Directors
Susan T. Congalton; 58	Director	—	2001	2007
Ken J. Elkins; 67	Director	—	1999	2007
Alice B. Hayes; 67	Director	—	1999	2007
Richard W. Moore; 55(3)	Director	—	2003	2007
Director Emeritus
David E. Moore; 81(2)(3)(4)	Director Emeritus	—	—	2004
Other Executive Officers
Terrance C.Z. Egger; 47	Senior Vice President	1999	—	—
Matthew G. Kraner; 41	Vice President	1999	—	—
James V. Maloney; 55	Secretary	1999	—	—
Alan G. Silverglat; 58	Senior Vice President — Finance and Chief Financial Officer	2001	—	—
Jon H. Holt; 41	Treasurer and Assistant Secretary	1999	—	—
Jan Pallares; 42	Corporate Controller	2002	—	—

(1)	Any service as a director of or employment by Old Pulitzer is discussed individually in the biographies that follow this table.

(2)	Michael E. Pulitzer and David E. Moore are cousins, and Michael E. Pulitzer is the brother-in-law of Emily Rauh Pulitzer.

(3)	Richard W. Moore is the son of David E. Moore.

(4)	David E. Moore served as a director of Pulitzer Inc. between 1999 and the 2003 Annual Meeting of Stockholders, following which he was appointed a director emeritus.
SUSAN T. CONGALTON has served as Chairman of the Board and Chief Executive Officer and a director of California Amforge Corporation since October 2002, and has been Managing Director of Lupine L.L.C. (formerly Lupine Partners) since 1989. She served from 1987 until 1989 as Senior Vice President, Finance and Law of Carson Pirie Scott & Company and as its Vice President, General Counsel and Secretary from 1985 until 1987.
KEN J. ELKINS served as Old Pulitzer’s Senior Vice President — Broadcasting Operations from April 1986 through mid-March 1999 and prior thereto, from April 1984 through March 1986, served as Old Pulitzer’s Vice President — Broadcast Operations. Mr. Elkins is a director of Hearst-Argyle and a member of its audit committee. Mr. Elkins served as a director of Old Pulitzer from 1983 until 1999.

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT — Continued

ALICE B. HAYES served as President of the University of San Diego from July 1995 until her retirement in June 2003, and is now President Emerita. From July 1989 through May 1995, Dr. Hayes was Executive Vice President and Provost of St. Louis University, St. Louis, Missouri, and prior to that held various academic positions at Loyola University of Chicago. Dr. Hayes served as a director of Old Pulitzer from 1993 until 1999. Dr. Hayes currently serves as a director of Jack in the Box Inc. (and is a member of its compensation committee) and ConAgra Foods, Inc. (and is a member of its corporate affairs and corporate governance committees).
RICHARD W. MOORE has been a partner of the law firm of Meaders, Duckworth & Moore in New York City since 1990. Prior to that, Mr. Moore practiced law with several other New York City law firms.
EMILY RAUH PULITZER is the widow of Joseph Pulitzer, Jr. Mrs. Pulitzer was a curator of the St. Louis Art Museum from 1964 through 1973. She currently serves as President of the Pulitzer Foundation for the Arts and also serves on boards and committees of certain other St. Louis and national charitable, civic and arts organizations. Mrs. Pulitzer has entered into a consulting agreement with Pulitzer Inc. pursuant to which it has agreed to use its best efforts to cause Mrs. Pulitzer to be elected a member of its Board of Directors, which agreement will terminate upon the closing under the Lee Merger Agreement. Mrs. Pulitzer served as a director of Old Pulitzer from 1993 until 1999.
JAMES M. SNOWDEN, Jr. has been an Executive Vice President of Huntleigh Securities Corporation (“Huntleigh”) since November 6, 1995. Mr. Snowden was a Vice President of A.G. Edwards & Sons, Inc. from June 1984 through November 3, 1995 and was a director of A.G. Edwards & Sons, Inc. from March 1988 through February 1994. The Company has retained and compensated, and intends to retain and compensate in the future, Huntleigh as a financial advisor in connection with such financial matters as the Company deems appropriate. In addition, the Company engaged Huntleigh to render financial consulting services in connection with the Company’s Strategic Review Process. Mr. Snowden served as a director of Old Pulitzer from 1986 until 1999.
ROBERT C. WOODWORTH has served as the President and Chief Executive Officer of Pulitzer Inc. since January 1999. Mr. Woodworth was a Vice President — Newspapers of Knight Ridder, Inc. from May 1997 until December 1998. Prior to that, Mr. Woodworth worked for Capital Cities/ ABC, Inc., most recently as Publisher of The Kansas City Star and Senior Vice President — Metro Newspapers. Mr. Woodworth, who joined Capital Cities in 1973, previously served in various capacities at a number of Capital Cities properties, including Executive Vice President and General Manager of The Fort-Worth Star Telegram and Vice President — Operations of The Belleville News-Democrat.
WILLIAM BUSH has been a partner in the law firm of Fulbright & Jaworski L.L.P. (and its predecessor firm, Reavis & McGrath) since 1977. He is the partner in charge of the New York office and a member of the Executive Committee of the firm. The Company has retained and compensated, and intends to retain and compensate in the future, Fulbright & Jaworski L.L.P. as attorneys in connection with such legal matters as the Company deems appropriate. In addition, the Company engaged Fulbright & Jaworski L.L.P. in connection with the Company’s Strategic Review Process. Mr. Bush served as a director of Old Pulitzer from 1997 until 1999.
MICHAEL E. PULITZER has been Chairman of the Board of Pulitzer Inc. since May 1998, serving as Executive Chairman of Pulitzer Inc. from June 1, 1999 until May 31, 2001, and thereafter as non-executive Chairman of Pulitzer Inc. He served as the President and Chief Executive Officer of Pulitzer Inc. from May 1998 through December 1998. Mr. Pulitzer was elected Chairman of the Board of Old Pulitzer in June 1993 and served as its President and Chief Executive Officer from April 1986 through mid March 1999. Mr. Pulitzer served as Vice Chairman of the Board of Old Pulitzer from April 1984 through March 1986 and as its President and Chief Operating Officer from April 1979 through March 1984. Mr. Pulitzer has a consulting agreement with Pulitzer Inc. pursuant to which it has agreed to use its best efforts to cause Mr. Pulitzer to be elected as a member of its Board of Directors, which agreement will terminate upon the

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT — Continued

closing under the Lee Merger Agreement. Mr. Pulitzer served as a director of Old Pulitzer from 1964 until 1999. Mr. Pulitzer is a director of Hearst-Argyle and a member of its compensation committee.
RONALD H. RIDGWAY served as the Senior Vice President — Finance of Pulitzer Inc. from May 1998 through August 2001, retiring on October 1, 2001, and served as Old Pulitzer’s Senior Vice President — Finance from March 1986 through mid March 1999. Prior to that, Mr. Ridgway served as Old Pulitzer’s Vice President — Finance from April 1984 through March 1986, as Treasurer from April 1979 through March 1986 and as Secretary and Assistant Treasurer from January 1978 through March 1979. Mr. Ridgway served as a director of Old Pulitzer from 1979 until 1999.
DAVID E. MOORE, lifelong journalist, founded Harrison Independent (Westchester County, NY), Connecticut Business Journal in association with Westchester Business Journal, and International Business magazine. Mr. Moore served as a director of Old Pulitzer from 1984 until 1999.
TERRANCE C.Z. EGGER has served as a Senior Vice President of Pulitzer Inc. since July 2002. Mr. Egger served as a Vice President of Pulitzer Inc. from February 1999 until July 2002, and served as a Vice President of Old Pulitzer from March 1996 until March 1999. Mr. Egger has served as Publisher of the St. Louis Post-Dispatch (the “Post-Dispatch”) since July 1999, and served as General Manager of the Post-Dispatch from March 1996 until November 1999. Prior to joining Old Pulitzer, Mr. Egger served as Vice President and Advertising Director for TNI Partners.
MATTHEW G. KRANER has served as a Vice President of Pulitzer Inc. and as General Manager of the Post-Dispatch since November 8, 1999. Prior to joining Pulitzer Inc., Mr. Kraner worked for Knight Ridder, Inc. as Vice President of Advertising at The Kansas City Star.
JAMES V. MALONEY has served as Secretary of Pulitzer Inc. since May 1998 and served as Old Pulitzer’s Secretary from January 1984 through mid March 1999. Mr. Maloney was appointed Director of Shareholder Relations for Pulitzer Inc. in May 1999 and served as Director of Shareholder Relations for Old Pulitzer from June 1987 through mid March 1999.
ALAN G. SILVERGLAT has served as Senior Vice President-Finance and Chief Financial Officer of Pulitzer Inc. since September 2001. Mr. Silverglat was Corporate Vice President/ Treasurer at Knight Ridder, Inc. from June 1995 to August 2001. From 1980 through 1995, he served as Senior Vice President/ Finance and Administration and Chief Financial Officer for Knight Ridder’s Business Information Division, based in Kansas City, Missouri. Prior to joining Knight Ridder, Mr. Silverglat was with Ernst & Young. Mr. Silverglat is a Certified Public Accountant.
JON H. HOLT has served as Treasurer of Pulitzer Inc. since March 1999 and served as Controller of Pulitzer Inc. from March 1999 until January 2002, and served as Assistant Treasurer and Controller of Old Pulitzer from September 1993 until March 1999. Prior to joining Old Pulitzer, Mr. Holt was with Deloitte & Touche LLP, where he served as Audit Manager from September 1991 until September 1993, Audit Senior from September 1988 until September 1991 and Staff Accountant from September 1986 until September 1988.
JAN PALLARES has served as Corporate Controller of Pulitzer Inc. since January 2002. Prior to joining Pulitzer Inc., Mr. Pallares worked for Knight Ridder, Inc. from 1987 to 2002, where he held a number of financial management positions at various newspapers, most recently as Vice President/ Finance and New Business Development at the (Myrtle Beach, SC) Sun News. Mr. Pallares is a Certified Public Accountant.
Section 16(a) Beneficial Ownership Reporting Compliance
      Section 16(a) of the Securities Exchange Act of 1934, as amended, requires Pulitzer Inc.’s directors and certain officers, and persons who own more than ten percent (10%) of a registered class of its equity securities, to file with the Securities and Exchange Commission (“SEC”) initial reports of ownership and reports of changes in ownership of Common Stock and other equity securities of Pulitzer Inc. Pulitzer Inc. believes that during the 2004 fiscal year, the officers, directors and holders of more than 10% of Pulitzer Inc.’s Common Stock and Class B Common Stock complied with all Section 16(a) filing requirements.

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT — Continued

Information Regarding the Board’s Audit Committee
      The Board of Directors has determined that four of its ten members (Susan T. Congalton, Ken J. Elkins, Alice B. Hayes and Ronald H. Ridgway) are independent directors under the NYSE listing standards.
      The Pulitzer Inc. Audit Committee currently consists of Alice B. Hayes, Susan T. Congalton and Ken J. Elkins, each of whom, as determined by the Board in its business judgment (i) qualifies as an “independent” director under the regulations adopted by the SEC and the NYSE, (ii) is financially literate, (iii) qualifies as an “audit committee financial expert” under SEC regulations and (iv) has accounting or related financial management expertise.
Additional Information
      Pulitzer Inc.’s Corporate Governance Guidelines provide that the Board shall hold, as and when appropriate, regular executive sessions where non-management directors meet without management participation. The Board has selected Michael E. Pulitzer to act as the presiding director at these executive sessions and has met in executive session following each regularly scheduled Board meeting, beginning in October 2003. If a stockholder desires to communicate with Mr. Pulitzer, a stockholder may do so by writing to him at Pulitzer Inc., c/o James V. Maloney, Secretary, 900 N. Tucker Blvd., St. Louis, MO 63101-1069.
      The Company’s Code of Ethics for Senior Financial Officers, Code of Business Conduct and Ethics, Corporate Governance Guidelines, Audit Committee Charter, Compensation Committee Charter, Corporate Governance Committee Charter and Nominating Committee Charter are available on the Company’s website at www.pulitzerinc.com. Copies of these documents are also available in print to any stockholder who requests a copy. The Company intends to disclose any amendments to, or waivers granted with respect to, a provision of the Code of Ethics for Senior Financial Officers on the Company’s website within five business days following the date of the amendment or waiver.

ITEM 11.	EXECUTIVE COMPENSATION
Compensation of Directors
      Each non-employee director of Pulitzer Inc. is entitled to receive annual fixed compensation of $20,000 ($30,000 for non-employee directors who serve on the Audit Committee) plus a $1,500 attendance fee for each meeting of the Board of Directors or any of its committees (whether attended in person or by telephone). A $1,500 travel allowance and a per diem payment of $300 is also provided to non-employee directors for travel away from home and overnight stays in connection with their attendance at any meeting of the Board of Directors or any of its committees.
      Effective as of the day following the 2004 Annual Meeting of Stockholders, each non-employee director other than Richard W. Moore received the following awards under the Pulitzer Inc. 2003 Incentive Plan: (a) an option to purchase 3,000 shares of Common Stock at an exercise price per share of $51.07 per share (the date-of-grant value) and (b) 391 shares of restricted stock having a date-of-grant value of $51.07 per share. In connection with the Lee Merger, all of the directors’ options will be converted into the right to receive cash, on the same basis as all other then outstanding options, and the directors’ shares of restricted stock will be exchanged for cash as part of the Lee Merger on the same basis as other outstanding shares of Pulitzer Inc. stock. See “Compensation Committee Report on Executive Compensation — Lee Merger-Related Compensation Arrangements.”
      Michael E. Pulitzer, Chairman of the Board of Directors, is party to an employment and consulting agreement dated June 1, 1999, pursuant to which Mr. Pulitzer served as Executive Chairman of the Company until his retirement on May 31, 2001, and under which Mr. Pulitzer now serves as non-executive Chairman and senior advisor to the Company through May 31, 2006. Mr. Pulitzer is entitled to an annual consulting/advisory fee of $700,000 for his services as senior advisor to the Company. If Mr. Pulitzer dies before May 31, 2006, his surviving spouse, if any, will be entitled to an annual payment, payable in equal monthly

ITEM 11.	EXECUTIVE COMPENSATION — Continued

installments, equal to 50% of the advisory fee Mr. Pulitzer would have received if he had lived. Upon consummation of the Lee Merger, Mr. Pulitzer’s employment and consulting agreement will terminate and Mr. Pulitzer will receive a single sum cash payment equal to the balance of the remaining consulting/advisory fees. For example, if the Lee Merger is consummated on May 31, 2005, Mr. Pulitzer would receive a cash termination payment of $700,000 on that date. See “Certain Relationships and Related Transactions” for additional benefits that may be provided to or for the benefit of Mr. Pulitzer, as well as Messrs. Ken J. Elkins and Ronald H. Ridgway, in connection with the Lee Merger.
      Emily Rauh Pulitzer, a director, is party to a consulting agreement with the Company, dated March 18, 1999, pursuant to which Mrs. Pulitzer provides, at the request of the Chairman of the Board of Directors, advice regarding the business operations of the Company and its subsidiaries, and general advice regarding long-term strategic planning. For her services under the agreement, Mrs. Pulitzer was paid at an annual rate of $183,180 for 2004, and is being paid on a monthly basis at the same annual rate in 2005. Mrs. Pulitzer’s consulting agreement will terminate upon consummation of the Lee Merger.
      David E. Moore serves as a director emeritus of the Company. Mr. Moore receives $1,500 for each meeting of the Board and the Planning Committee that he attends (either in person or by telephone) as well as a $1,500 travel allowance and a $300 per diem allowance for all meetings away from home which Mr. Moore attends in person. Mr. Moore is the father of Richard W. Moore, a director of the Company.
Compensation Committee Report On Executive Compensation
      In general, the objectives of the Company’s executive compensation policy have been to attract and retain key executives, promote improved corporate performance and enhance stockholder value. The guidelines used in carrying out these objectives have included:

a) Base salaries should be maintained at competitive levels.

b) Executives should have a meaningful portion of their annual compensation at risk, tied to the performance of the Company.

c) Executives should have long-term incentives which align their interests with those of the stockholders.

d) Executive compensation should be subject to periodic review by the Compensation Committee.
      The Company’s Compensation Committee is comprised of five directors. Robert C. Woodworth, the President and Chief Executive Officer, is the only member who is an employee of the Company. Mr. Woodworth does not participate in discussions and decisions of the Compensation Committee relating to his compensation. In the past, the Compensation Committee has utilized the services of independent compensation consultants. In the latter part of 2004 and early 2005, much of the Compensation Committee’s efforts related to the Company’s Strategic Review Process. The Compensation Committee retained and utilized the services of Pearl Meyer & Partners (“PM&P”), a nationally recognized compensation consulting firm. PM&P reviewed and analyzed existing compensatory arrangements and provided recommendations, advice and assistance regarding the development and implementation of strategies designed to properly compensate and ensure the retention, continued focus and motivation of the Company’s executive officers and other key personnel through the conclusion of the Strategic Review Process and the consummation of any resulting transaction. The principal compensation arrangements adopted at the recommendation of PM&P are described in this report under the heading “Lee Merger-Related Compensation Arrangements.”
Executive Compensation Components
      Executive compensation has been comprised of three key components:
      Base Salary — Base salaries for the executive officers, including the executives named in the Summary Compensation Table (the “Named Executives”), are reviewed annually by the Compensation Committee. In

ITEM 11.	EXECUTIVE COMPENSATION — Continued

reviewing executive salaries (as well as other elements of executive compensation), the Compensation Committee considers information regarding other companies’ pay practices and other factors, including (i) individual performance, level of experience, ability and knowledge of the job, (ii) overall performance of the Company and, as appropriate, performance of business units and subsidiaries of the Company and (iii) other relevant facts and circumstances.
      Annual Incentive Compensation — The Compensation Committee believes that a significant portion of the Named Executives’ annual cash compensation should be at risk. Toward that end, the Company has an annual incentive plan under which bonuses for a year may be earned if pre-established performance goals are met. The performance goals for a year are set at the beginning of the year using Company-wide and/or business unit operating income as the principal measure. Each Named Executive is assigned a target bonus opportunity expressed as a percentage (ranging from 50% to 100%) of salary. If the applicable performance goal(s) for a year is met, then the individual’s bonus is 100% of the target. The Company uses a grid pursuant to which a lower bonus is earned if actual performance is between 65% and 100% of the goal(s), and a higher bonus is earned if actual performance is between 100% and 120% (or more) of the goal(s). No bonus is earned for a year if actual performance is less than 65% of the goal(s) for the year. Bonuses paid for 2004, measured as a percentage of the goal(s) established for 2004, ranged from 98% to 114%. As a group, the Named Executives earned incentive bonuses for 2004 equal to approximately 71% of their combined base salaries. The Named Executives’ incentive bonus awards earned for 2004 (with the percentage of salary in parentheses) were: $185,815 for Mr. Contreras (57.0%), $254,274 for Mr. Egger (58.8%), $143,822 for Mr. Kraner (49.0%), $223,398 for Mr. Silverglat (52.0%), and $780,297 for Mr. Woodworth (104.0%). Each Named Executive received a portion of his 2004 bonus before the end of the Company’s 2004 fiscal year, with the balance being paid in early fiscal year 2005.
      Long-Term Incentive Compensation — Long-term incentive compensation for the Company has traditionally taken the form of equity-based compensation awards, including stock options, restricted stock and restricted stock units. These equity-based incentives provide participants an opportunity to increase their ownership of Company stock, and thereby align their interests more closely with those of the Company’s stockholders. Ordinarily, the Compensation Committee makes equity awards in December of each year. However, in light of the November 2004 public disclosure of the Company’s Strategic Review Process, the Compensation Committee decided against making equity compensation awards in December 2004. Instead, the Compensation Committee, with advice from PM&P and approval of the Board of Directors, made cash bonus awards in lieu of option grants to the Named Executives and other key employees who would otherwise have received option grants. Payment of these cash bonuses is contingent upon consummation of the Lee Merger. The potential cash bonus payment in lieu of options for each Named Executive is set forth in the first table under the heading “Lee Merger — Related Compensation Arrangements.”
Deduction of Compensation
      Section 162(m) of the Internal Revenue Code of 1986, as amended (the “Code”), limits the deductibility of executive compensation paid by public companies. In general, under the applicable limitations, the Company may not deduct annual compensation paid to certain executive officers in excess of $1,000,000. Non-deductibility would result in additional tax cost to the Company. In making compensation decisions, the Compensation Committee gives consideration to the net cost to the Company (including, for this purpose, the potential limitation on deductibility of executive compensation). Deferred compensation is not taken into account in applying the deduction limitations. Accordingly, to lessen the likelihood that a portion of a senior executive’s compensation for any year would not be deductible, the Compensation Committee has previously imposed deferral requirements on certain compensation that would not be currently deductible. It is anticipated that Section 162(m) will not apply to any compensation that is paid during the short fiscal year beginning December 27, 2004 and ending on the date of the Lee Merger, assuming the consummation thereof.

ITEM 11.	EXECUTIVE COMPENSATION — Continued

Compensation of the Chief Executive Officer
      On December 18, 1998, Pulitzer Inc. entered into an employment agreement with Robert C. Woodworth pursuant to which Mr. Woodworth serves as President and Chief Executive Officer of Pulitzer Inc.. The initial term of Mr. Woodworth’s agreement was three years, beginning January 1, 1999. At the end of each year, the agreement automatically renews for an additional year. For 2004, Mr. Woodworth received base salary of $750,286 and earned an incentive bonus of $780,297. If Mr. Woodworth terminates his employment for “good reason” or Pulitzer Inc. terminates his employment without “cause,” then Mr. Woodworth will be entitled to severance of up to three years’ salary plus accelerated vesting of certain stock option and restricted stock unit awards. If the Lee Merger is consummated, Mr. Woodworth may be entitled to severance payments and other benefits under Pulitzer Inc.’s Executive Transition Plan. See “Employment Contracts and Change in Control Arrangements — Pulitzer Inc. Executive Transition Plan.” In January 2002, Pulitzer Inc. entered into a split dollar life insurance arrangement pursuant to which Pulitzer Inc. agreed to make premium payments under a $5 million life insurance policy on the joint lives of Mr. Woodworth and his wife. Pulitzer Inc.’s interest in the policy at any time is equal to the greater of the premiums paid by Pulitzer Inc. or the cash surrender value of the policy. Pulitzer Inc. has deferred payment of premiums payable after July 30, 2002 pending clarification of certain technical issues raised by the Sarbanes-Oxley Act of 2002. Pursuant to the Lee Merger Agreement, it is anticipated that Pulitzer Inc. will seek to negotiate the termination of Mr. Woodworth’s split dollar arrangement in exchange for a release of its interest in the policy and additional payments of up to approximately $222,500 (the aggregate deferred premiums).
Lee Merger-Related Compensation Arrangements
      The Compensation Committee, acting with the advice of PM&P and with approval of the Board of Directors, implemented certain transaction-related participation and retention incentive arrangements for the Named Executives and other key employees. These arrangements took the form of (a) transaction participation bonuses and (b) retention bonuses. A significant portion of the transaction participation bonuses includes bonuses in lieu of 2004 stock option grants (see “Executive Compensation Components — Long-Term Incentive Compensation”). In general, the bonuses in lieu of 2004 stock option grants and the other transaction participation bonuses are payable (if at all) upon consummation of the Lee Merger, and the retention bonuses are payable three months after consummation of the Lee Merger, subject to continuing employment until the date of the Lee Merger (for the bonuses in lieu of option grants and the other transaction participation bonuses) or the date three months after the Lee Merger (in the case of the retention bonuses), or earlier if employment is terminated by Lee without cause. A bonus will not be payable to a participant who voluntarily terminates employment or whose employment is terminated by Pulitzer Inc. (or its successor) for “cause” before the date the bonus is earned. The potential amounts of such transaction-related and retention bonuses that may be earned by each of the Named Executives and by all other eligible key employees as a group are described in the table below. These bonuses are in addition to any rights or entitlements under, and subject to the limitations provided by, the Executive Transition Plan and related agreements previously made with the Named Executives and certain other key employees. See “Employment Contracts and Change in Control Arrangements.”

	Transaction	Bonus in Lieu of	Retention
	Incentive	2004 Options	Incentive

Named Executives:
Mark G. Contreras	$0	$0	$0
Terrance C.Z. Egger	75,000	195,000	675,000
Matthew G. Kraner	75,000	138,000	456,750
Alan G. Silverglat	75,000	192,000	666,972
Robert C. Woodworth	0	420,450	388,273
All other employees as a group	2,100,693 *	2,751,000	3,632,724

ITEM 11.	EXECUTIVE COMPENSATION — Continued

*	Up to approximately $1.6 million of this amount is allocated to a bonus pool. The Compensation Committee, acting in its discretion, is authorized to make bonus awards from this pool.
      Immediately prior to the Lee Merger, each then outstanding option to purchase common stock of the Company (whether or not otherwise vested) will be converted into the right to receive cash equal to its intrinsic value (i.e., the number of shares covered by the option multiplied by the difference between the per share Lee Merger Consideration over the option exercise price per share). Similarly, each then outstanding restricted stock unit (whether or not vested) will be converted into the right to receive cash equal to the per share Lee Merger Consideration. Each then outstanding share of restricted stock will be exchanged for cash as part of the Lee Merger transaction. The cashout values of the non-vested equity awards held as of February 25, 2005 by the Named Executives and by all other employees as a group are set forth in the table below.

	Options Cashout	Cashout Value of
	Value of	Non-Vested Restricted Stock
Named Executives:	Non-Vested Options	and Stock Units

Robert C. Woodworth	$1,931,704	$3,942,400
Alan G. Silverglat	614,570	0
Terrance C.Z. Egger	470,405	380,736
Mark G. Contreras	NA	NA
Matthew G. Kraner	318,423	0
All other employees and directors as a group	4,237,394	150,144
Other compensation-related actions taken or to be taken in connection with the Lee Merger include: (a) provision of severance protection (consisting of one year’s salary and bonus and group health benefits) to certain key employees who are not covered by the Pulitzer Inc. Executive Transition Plan, (b) provision for the potential termination of split dollar life insurance arrangements for certain current and former executives and directors, (c) termination of the Company’s non-qualified deferred compensation plan and distribution of account balances to plan participants, (d) conversion of the Company’s Supplemental Executive Benefit Pension Plan into an individual account plan, with all account balances to be distributed on May 1, 2008, or earlier under certain conditions, and (e) provision of outplacement services to a limited number of non-bargaining unit employees of the Company in the event of the termination of their employment in conjunction with the Lee Merger. See “Certain Relationships and Related Transactions,” “Executive Compensation,” “Defined Benefit Plans” and “Employment Contracts and Change in Control Arrangements” for more information regarding severance and other benefits and payments relating to the Lee Merger.

Compensation Committee
of the Board of Directors:

WILLIAM BUSH, Chairman
MICHAEL E. PULITZER
KEN J. ELKINS
JAMES M. SNOWDEN, JR.
ROBERT C. WOODWORTH
Compensation Committee Interlocks and Insider Participation
      Michael E. Pulitzer, a member of the Company’s Compensation Committee, serves as a senior advisor to and Chairman of the Board of Pulitzer Inc. He previously served as the Company’s Executive Chairman and prior thereto as its President and Chief Executive Officer. See “Compensation of Directors.”

ITEM 11.	EXECUTIVE COMPENSATION — Continued

      William Bush, Chairman of the Company’s Compensation Committee, is a partner in Fulbright & Jaworski L.L.P. In 2004, the Company retained, and incurred costs for legal services provided by, Fulbright & Jaworski L.L.P. in the approximate amount of $2.1 million. With respect to Pulitzer Inc.’s retention of the same law firm regarding its Strategic Review Process, Pulitzer Inc. agreed, in the event of and upon the closing of the transactions contemplated in connection with its Strategic Review Process, to pay that firm a success bonus in an amount equal to 25% of its aggregate regular fees for time spent by its personnel who participated at any time through the closing in the representation of Pulitzer Inc. relating to the Company’s Strategic Review Process. The amount of the success bonus is expected to be approximately $0.6 million. The Company may retain and compensate Fulbright & Jaworski L.L.P. in the future as attorneys in connection with such legal matters as the Company deems appropriate.
      James M. Snowden, Jr., a member of the Company’s Compensation Committee, is an Executive Vice President of Huntleigh. Huntleigh has a retainer relationship with the Company with respect to general financial advisory services. In 2004, the Company incurred costs for financial advisory services provided by Huntleigh in the approximate amount of $0.2 million. In addition, Pulitzer Inc. engaged that same financial advisory services firm to render financial consulting services in connection with the Company’s Strategic Review Process and agreed to pay that firm a fee of $0.5 million in the event of and upon the closing of the transactions contemplated in connection with the Company’s Strategic Review Process. The Company may retain and compensate Huntleigh in the future as a financial advisor in connection with such financial matters as the Company deems appropriate.
      Robert C. Woodworth, a member of Pulitzer Inc.’s Compensation Committee, serves as the President and Chief Executive Officer of Pulitzer Inc. See “Management” in Item 10 and “Compensation Committee Report on Executive Compensation.”
Certain Relationships and Related Transactions
      Michael E. Pulitzer, Ken J. Elkins and Ronald H. Ridgway, each a director of Pulitzer Inc., receive annual pension payments of approximately $714,000, $210,000 and $181,000, respectively, as well as retiree and other insurance benefits in connection with their prior service as employees of Pulitzer Inc. or Old Pulitzer. A significant portion of these pension payments is provided under the Pulitzer Inc. Supplemental Executive Benefit Pension Plan (the “Supplemental Plan”). Under the Lee Merger Agreement, the Supplemental Plan will be converted into an individual account plan and the account balances, including those of Messrs. Pulitzer, Elkins and Ridgway, will be cashed out on May 1, 2008, or earlier under certain conditions. See “Defined Benefit Plans.”
      Michael E. Pulitzer, Ken J. Elkins and Ronald H. Ridgway are covered by cash value life insurance policies under which Pulitzer Inc. is required to make a series of annual premium payments pursuant to split dollar life insurance agreements made in connection with their prior employment. The split dollar agreements provide that, at any time, Pulitzer Inc.’s interest in each policy is equal to the greater of the premiums paid by Pulitzer Inc. or the cash surrender value of the policy. Pulitzer Inc.’s interest in each policy is secured by a collateral assignment of the policy. Pulitzer Inc. has deferred payment of premiums payable after July 30, 2002 pending clarification of certain technical issues raised by the Sarbanes-Oxley Act of 2002. Pursuant to the Lee Merger Agreement, Pulitzer Inc. will seek to negotiate the termination of the split dollar arrangements for Messrs. Pulitzer, Elkins and Ridgway in exchange for a release of its interest in the policies and make additional payments of up to approximately $1,125,000, $340,000 and $230,000, respectively (the aggregate deferred premiums). Pulitzer Inc. will also seek to negotiate the termination of a similar arrangement that is in force for Mr. Woodworth. See “Compensation Committee Report on Executive Compensation.” The surviving corporation in the Lee Merger is required to continue to maintain and fund any of the split dollar arrangements that is not so terminated.

ITEM 11.	EXECUTIVE COMPENSATION — Continued

Executive Compensation
      The following Summary Compensation Table shows the compensation earned (inclusive of deferred amounts) by the five most highly compensated executive officers (the “Named Executives”) of Pulitzer Inc. for fiscal years ended 2004, 2003 and 2002:
Summary Compensation Table

						Long-Term Compensation

	Annual Compensation					Awards			Payouts

				Other Annual		Restricted		Options/	LTIP	All Other
				Compensation		Stock Awards		SARs	Payouts	Compensation
Name and Principal Position	Year	Salary($)	Bonus($)	($)		($)		(#)(5)	($)	($)(6)

Robert C. Woodworth	2004	750,286	781,125	106,157	(1)	0		0	0	4,745
President and Chief	2003	738,288	653,181	76,546	(1)	2,071,417	(2)	125,667	0	4,730
Executive Officer	2002	699,930	774,873	54,656	(1)	880,044	(2)	62,330	0	5,401
Alan G. Silverglat	2004	429,612	224,396	0		0		0	0	6,599
Senior Vice	2003	420,923	186,894	0		0		40,000	0	6,680
President — Finance	2002	393,404	201,578	0		0		20,000	0	109,488
and Chief Financial Officer
Terrance C. Z. Egger	2004	432,438	254,600	12,116	(1)	0		0	0	4,700
Senior Vice	2003	411,923	194,174	11,442	(1)	0		43,333	0	4,598
President	2002	371,760	256,337	8,435	(1)	250,036	(3)	21,667	0	4,600
Mark G. Contreras	2004	325,992	186,048	2,999	(1)	0		0	0	1,993
Senior Vice	2003	294,079	141,391	0		200,062	(4)	33,333	0	4,538
President	2002	259,901	141,065	0		0		16,667	0	4,599
Matthew G. Kraner	2004	293,513	144,160	0		0		0	0	4,700
Vice President	2003	276,462	130,884	0		0		29,333	0	4,650
	2002	254,519	170,746	0		0		14,667	0	4,650

(1)	Reflects (i) amounts paid to Mr. Woodworth as dividend equivalents with respect to his restricted stock unit awards; (ii) $7,595, $7,159 and $6,340 in benefits in 2004, 2003 and 2002, respectively, related to participation in the 1999 Pulitzer Inc. Employee Stock Purchase Plan by Mr. Egger, (iii) $4,521, $4,283 and $2,095 paid to Mr. Egger in 2004, 2003 and 2002, respectively, as dividends with respect to his restricted stock awards, and (iv) $2,999 paid to Mr. Contreras in 2004 as dividend equivalents with respect to his restricted stock award.

(2)	Reflects the grant of 10,267 restricted stock units valued at an average market price of $42.58 per share on February 21, 2003 and 30,800 restricted stock units valued at an average market price of $53.06 per share on December 10, 2003, 20,533 restricted stock units valued at an average price of $42.86 per share on December 11, 2002, and 28,000 shares of restricted stock units valued at the average market price of $48.22 per share on December 6, 2001. Pulitzer Inc. will pay Mr. Woodworth dividend equivalents related to his restricted stock units according to the terms of Pulitzer Inc.’s normal dividend declarations. As of December 26, 2004, Mr. Woodworth held a total of 139,680 restricted stock units with an aggregate market value of approximately $8,932,536 based on the closing market price of Pulitzer Inc.’s Common Stock of $63.95 per share on December 23, 2004.

(3)	Reflects the grant of 5,949 shares of restricted stock to Mr. Egger valued at an average market price of $42.03 per share on July 24, 2002, the date of the award. Pulitzer Inc. will pay Mr. Egger dividends on his restricted shares according to the terms of Pulitzer Inc.’s normal dividend declarations. As of December 26, 2004, Mr. Egger held a total of 5,949 shares of restricted stock with an aggregate value of approximately $380,439 based on the closing market price of Pulitzer Inc.’s Common Stock of $63.95 per share on December 23, 2004.

ITEM 11.	EXECUTIVE COMPENSATION — Continued

(4)	Reflects the grant of 3,946 shares of restricted stock to Mr. Contreras valued at an average market price of $50.69 per share on October 29, 2003, the date of the award. Pulitzer Inc. paid Mr. Contreras dividends on his restricted shares according to the terms of Pulitzer Inc.’s normal dividend declarations. As of December 26, 2004, Mr. Contreras held a total of 3,946 shares of restricted stock with an aggregate value of approximately $252,347 based on the closing market price of Pulitzer Inc.’s Common Stock of $63.95 per share on December 23, 2004. These shares were forfeited by Mr. Contreras upon his resignation from the Company effective January 3, 2005. See “Employment Contracts and Change in Control Arrangements.”

(5)	No options were granted in 2004 to the Named Executive Officers.

(6)	Includes (i) imputed income related to life insurance and pension benefits of $112, $88 and $810 in the case of Mr. Woodworth for 2004, 2003 and 2002, respectively, (ii) contributions to the Pulitzer Retirement Savings Plan, in the amount of $4,633, $4,559, $4,700, $1,993, $4,700, respectively, in the cases of Messrs. Woodworth, Silverglat, Egger, Contreras, and Kraner, (iii) medical opt-out payments of $2,040, $2,080 and $2,040 for Mr. Silverglat, in 2004, 2003 and 2002, respectively, and (iv) moving expenses of $102,979 in the case of Mr. Silverglat in 2002.
      The following table provides information on option exercises in fiscal 2004 by the Named Executives of Pulitzer Inc. and the value of unexercised options of each such officer and all other employees and directors of the Company as a group at December 26, 2004:
Aggregate Option Exercises in Last Fiscal Year
and December 26, 2004 Option Values

					Value of Unexercised
			Number of Unexercised		In-the-Money
	Shares		Options/SARs (Shares)		Options/SARs ($)(1)
	Acquired	Value
Name	on Exercise	Realized ($)	Exercisable	Unexercisable	Exercisable	Unexercisable

Robert C. Woodworth(2)	0	0	462,133	125,667	9,699,765	1,925,417
Alan G. Silverglat	0	0	72,500	40,000	1,199,108	612,567
Terrance C.Z. Egger(2)	0	0	159,190	36,110	3,075,682	546,286
Mark G. Contreras	0	0	111,723	27,777	2,265,871	420,212
Matthew G. Kraner	0	0	79,557	24,443	1,541,866	369,793
All other employees and directors as a group	—	—	1,039,602	307,430	19,920,460	4,292,829

(1)	Computed based upon the difference between the closing market price of the Common Stock of $63.95 per share on December 23, 2004, the last stock trading day of the Company’s 2004 fiscal year, and the exercise price.

(2)	This table does not reflect restricted stock units held by Mr. Woodworth and shares of restricted stock held by Mr. Egger and non-employee directors. Mr. Woodworth holds 139,680 restricted stock units (each being equivalent to one share of common stock) of which 78,080 units (with a Lee Merger transaction value of $4,997,120) are vested and 61,600 units (with a Lee Merger transaction value of $3,942,400) are not vested. Mr. Egger holds 5,949 shares of restricted stock (with a Lee Merger transaction value of $380,736), none of which are currently vested. Non-employee directors hold 2,346 shares of restricted stock (with a Lee Merger transaction value of $150,144), none of which are currently vested. As in the case of the Company’s stock options, all restricted stock units and shares of vested and non-vested restricted stock will be cashed out in connection with the Lee Merger transaction, with a per share Lee Merger transaction value of $64.00.

ITEM 11.	EXECUTIVE COMPENSATION — Continued

Defined Benefit Plans
      Pulitzer Inc. Pension Plan. The Pulitzer Inc. Pension Plan (the “Pension Plan”) is a qualified defined benefit plan under Section 401(a) of the Code. In general, the Pension Plan covers only non-union employees who are not covered by the Pulitzer Inc. Cash Balance Plan, including the Company’s executive officers. The Pension Plan provides for payment of a monthly retirement income which, expressed as a single life annuity beginning at normal retirement age (later of age 65 or the completion of five years of participation), is approximately equal to the sum of (i) 1.5% of monthly earnings for each year of service up to 25 years, (ii) 1% of monthly earnings for each year of service beyond 25 years, (iii) 0.5% of monthly earnings in excess of “covered compensation” for each year of service up to a total of 35 years (subject to certain limitations), and (iv) the benefit, if any, earned under a predecessor plan as of December 31, 1988. Generally, monthly earnings means the monthly average of an employee’s base earnings in the specified years, covered compensation means base compensation with respect to which social security benefits are earned, and service includes prior service with Old Pulitzer. Pension Plan benefits become vested upon completion of five years of service. A covered employee may retire with reduced benefits after attaining age 55 and completing five years of service.
      Total estimated annual retirement benefits for Robert C. Woodworth, Alan G. Silverglat, Terrance C.Z. Egger, Mark G. Contreras and Matthew G. Kraner under the Pension Plan, assuming they all were to continue service with the Company at their most recent levels of compensation and retire at age 65 are $50,984, $37,184, $93,492, $99,147 and $102,720, respectively, payable in the form of a single life annuity. The estimated annual retirement benefits earned by those individuals under the Pension Plan as of December 31, 2004, expressed as a single life annuity beginning at age 65, are $20,264, $12,218, $27,768, $19,273 and $17,346, respectively. The following table shows the estimated annual pension payable under the Pension Plan to persons retiring at age 65 and reflects the fact that the benefits provided by the Pension Plan’s formula are subject to certain constraints under the Code. For 2005, the maximum annual benefit is $170,000 under Code Section 415. Furthermore, under Code Section 401(a)(17), the maximum annual compensation that may be reflected in 2005 is $210,000. These dollar amounts are subject to cost of living increases in the future.
Pension Plan Table

	Estimated Annual Pension Benefits
	For Years of Services Indicated
Annual Compensation
At Retirement	15 yrs.	20 yrs.	25 yrs.	30 yrs.	35 yrs.

$150,000	$29,044	$34,386	$38,309	$39,101	$39,373
200,000	39,942	47,472	53,108	54,570	55,338
250,000	50,841	60,557	67,906	70,038	71,302
300,000	59,348	73,642	82,705	85,507	87,267
350,000	59,348	79,130	97,503	100,975	103,232
400,000	59,348	79,130	98,913	113,446	119,197
450,000	59,348	79,130	98,913	113,446	127,978
500,000	59,348	79,130	98,913	113,446	127,978
      Supplemental Executive Benefit Pension Plan. The Supplemental Plan is an unfunded defined benefit plan which provides for the payment of a minimum annual retirement income to executive officers and other designated highly compensated employees, taking into account employer provided benefits earned under the Pension Plan. In general, the retirement pension earned by a Supplemental Plan participant, expressed as an annual single life annuity beginning at the participant’s normal retirement date (age 65 and 5 years of service), is equal to 40% of the participant’s final three-year average compensation multiplied by a fraction, the numerator of which is the number of the participant’s years of credited service (not to exceed 25), and the denominator of which is 25. The amount of a participant’s benefit, as so determined, is payable by the Company to the extent it is not covered by the employer-provided benefit payable to the participant under the

ITEM 11.	EXECUTIVE COMPENSATION — Continued

Pension Plan. Participants become vested in their Supplemental Plan benefits after the completion of five years of service. Vested participants who retire between age 55 and 65 may elect to begin receiving reduced annual payments before age 65. The early retirement reduction factor may be waived in specific cases. Subject to certain conditions, the Supplemental Plan also provides for the payment of a 50% survivor annuity to the surviving spouse of a deceased participant.
      The following table shows the estimated annual pension benefits that would be payable under the existing Supplemental Plan formula, without regard to offsets for the employer-provided benefit payable under the Pension Plan, to persons retiring at age 65 in the specified compensation and years-of-service classifications. The estimated annual Supplemental Plan benefits for Robert C. Woodworth, Alan G. Silverglat, Terrance C.Z. Egger, Mark G. Contreras and Matthew G. Kraner, assuming continued service at their 2004 levels of compensation and retirement at age 65, payable in the form of a 50% joint and survivor annuity, are $255,098, $65,982, $180,856, $97,541 and $85,926, respectively.
Supplemental Plan Table

	Estimated Annual Pension Benefits
	For Years of Service Indicated
Annual Compensation
At Retirement	15 yrs.	20 yrs.	25 yrs.	30 yrs.	35 yrs.

$150,000	$36,000	$48,000	$60,000	$60,000	$60,000
200,000	48,000	64,000	80,000	80,000	80,000
250,000	60,000	80,000	100,000	100,000	100,000
300,000	72,000	96,000	120,000	120,000	120,000
350,000	84,000	112,000	140,000	140,000	140,000
400,000	96,000	128,000	160,000	160,000	160,000
450,000	108,000	144,000	180,000	180,000	180,000
500,000	120,000	160,000	200,000	200,000	200,000

ITEM 11.	EXECUTIVE COMPENSATION — Continued

      Pursuant to the Lee Merger Agreement, the Supplemental Plan will be amended and converted into an individual account plan. A bookkeeping account will be set up in the name of each participant and will be credited with (1) an amount representing the present value of the participant’s accrued benefit under the Supplemental Plan, and (2) periodic interest at a fixed annual rate of 5.75%. The Supplemental Plan, as amended, will be liquidated on or about May 1, 2008 (or, if earlier, upon another change in control transaction), at which time each participant will be entitled to receive a lump sum cash payment equal to the balance in his or her account. Retired participants will continue to receive their Supplemental Plan annuity payments (charged against their plan accounts) until the liquidation of the Supplemental Plan. Under the Executive Transition Plan, each Named Executive (other than Mr. Contreras) may be entitled to additional Supplemental Plan benefits based upon two additional years of service credit and, in the case of Mr. Woodworth, waiver of early retirement benefit reduction. See “Employment Contracts and Change in Control Arrangements — Pulitzer Inc. Executive Transition Plan.” The opening account balances and the potential severance-related additional credits for each Named Executive and for all other eligible employees and retirees as a group, are set forth in the table below.

	Opening
	Balance as of	Maximum Potential Severance-
	May 1, 2005	Related Additional Credits(1)

Named Executives:
Mark G. Contreras	$68,531	$0
Terrance C.Z. Egger	268,612	83,380
Matthew G. Kraner	54,609	39,449
Alan G. Silverglat	163,620	147,551
Robert C. Woodworth	822,227	1,233,236
Certain Directors:
Ken J. Elkins	2,106,617	0
Michael E. Pulitzer	6,755,885	0
Ronald H. Ridgway	1,507,046	0
Other Eligible Employees and Retirees as a Group	$6,016,691	$418,350

(1)	Excludes interest credited from January 1, 2005 at an annual rate of 5.75 percent until the termination date (if applicable).
Employment Contracts and Change in Control Arrangements
      For a description of Mr. Woodworth’s employment agreement, see “Compensation Committee Report on Executive Compensation — Compensation of the Chief Executive Officer.”
      The Company is party to an employment agreement with Terrance C.Z. Egger, which was entered into on August 26, 1998. The initial term ended on March 18, 2001; however, unless terminated, the agreement will continue for successive one-year renewal terms. Under his employment agreement, Mr. Egger is entitled to annual salary, annual incentive compensation and participation in Company benefit plans. If Mr. Egger’s employment is terminated by the Company without “cause” or by him for “good reason,” he will be entitled to severance of up to one year of salary and bonus, continuing group health and life coverage for at least one year, and accelerated vesting of outstanding stock options and restricted stock awards. Mr. Egger may be entitled to additional severance payments and benefits pursuant to the Executive Transition Plan described below.
      On December 10, 2004, Pulitzer Inc. entered into a letter agreement with Mark G. Contreras, a then Senior Vice President of the Company, relating to certain aspects of the termination of his employment with the Company and its affiliates (including their successors and assigns). The agreement (i) recognized that Mr. Contreras’ employment and all officer and director positions with the Company would terminate on

ITEM 11.	EXECUTIVE COMPENSATION — Continued

January 3, 2005, (ii) contains restrictions on Mr. Contreras’ use or disclosure of confidential information and on the hiring, prior to October 1, 2005, of any employee of the Company, and (iii) provides for a cash payment to Mr. Contreras of $300,000 payable in two installments: one promptly after January 3, 2005, which payment has been made, and one promptly after October 1, 2005.
      The Lee Merger Agreement provides for outplacement services for up to 10 non-bargaining unit employees of the Company whose employment is terminated in conjunction with the Lee Merger. The individuals, if any, who may receive these outplacement services are to be determined by a person selected by a committee consisting of three members of the board of directors of Pulitzer Inc. (the “Designation Committee”). The board of directors of Pulitzer Inc. has not yet appointed the members of the Designation Committee. Accordingly, the criteria for designating which non-bargaining unit employees, if any, may receive these outplacement services, including whether any executive officer of Pulitzer Inc. might qualify to receive outplacement services, has not yet been determined.
      Pulitzer Inc. Executive Transition Plan. The Pulitzer Inc. Executive Transition Plan (“Executive Transition Plan”), which was adopted in September 2001, provides severance and other payments and benefits upon termination of a participating executive’s employment with the Company and its subsidiaries. The Executive Transition Plan is administered by the Compensation Committee. The rights of each participating executive are fixed by the Compensation Committee in accordance with parameters set forth in the Executive Transition Plan. These parameters include (a) severance of up to three years’ pay, and continuing group insurance benefits for up to three years following an involuntary termination of employment (whether or not in conjunction with a change in control), (b) accelerated vesting of stock options and other equity-based compensation awards upon a change in control of the Company (whether or not the executive’s employment is terminated), and (c) enhanced supplemental pension benefits for a participating executive whose employment terminates in conjunction with a change in control. The Lee Merger will constitute a change in control for purposes of the Executive Transition Plan and related agreements.
      All of the Named Executives have been awarded participation in the Executive Transition Plan. Under the terms of their participation, each of Messrs. Silverglat, Egger and Kraner will be entitled to receive 1.5 times his annual salary plus bonus, and continuing group health and life coverage for up to 1.5 years if his employment is terminated by the Company without “cause,” other than in connection with a change in control of the Company which, for this purpose, would include the Lee Merger. As a result of the termination of his employment with the Company, however, Mr. Contreras will not be entitled to receive any payments or benefits under the Executive Transition Plan. If, in contemplation of or within 2 years after the Lee Merger, any such executive’s employment is terminated by the Company without “cause” or by the executive for “good reason,” then, subject to certain limitations, he will be entitled to the following payments and benefits: severance equal to two times salary plus bonus, continuing group health coverage for two years, and two years of additional service credit under the Company’s Supplemental Plan (the value of which would be added to the executive’s account under the Supplemental Plan, as amended — see “Defined Benefit Plans — Supplemental Executive Benefit Pension Plan”). In addition, each such executive’s stock options and/or restricted stock or restricted stock units, as applicable, will be fully vested upon the Lee Merger, whether or not his employment is terminated.
      Under the terms of his participation in the Executive Transition Plan, Mr. Egger is eligible to receive the same benefits as those described above with the following additional provisions: (i) if Mr. Egger’s employment terminates in contemplation of, or within two years after, the Lee Merger, then Mr. Egger will be entitled to an additional cash payment sufficient to make him whole if he is required to pay excise tax under Section 4999 of the Code in connection with payments and benefits deemed contingent upon consummation of the Lee Merger and (ii) Mr. Egger may receive reduced severance (including one times salary and bonus, plus excise tax protection) if he voluntarily terminates his employment during the thirteenth month following the Lee Merger. The projected maximum amount of such additional cash payment is approximately $0.9 million if Mr. Egger’s employment is severed. In order to avoid duplication, Mr. Egger’s entitlements under the Executive Transition Plan will be offset by any corresponding entitlements under his employment agreement.

ITEM 11.	EXECUTIVE COMPENSATION — Continued

      Under the terms of his participation in the Executive Transition Plan, if Mr. Woodworth’s employment is terminated by the Company without “cause” or by him for “good reason” (otherwise than in conjunction with a change in control of the Company which, for this purpose, would include the Lee Merger), then Mr. Woodworth will be entitled to receive up to three times his annual salary plus two times his average annual bonus, continuing group health and life insurance coverage for up to three years and accelerated vesting of stock options and restricted stock unit awards. If the termination of Mr. Woodworth’s employment occurs in contemplation of, or within two years after, the Lee Merger, then Mr. Woodworth will be entitled to the following payments: severance equal to three times salary plus bonus, continuing group health coverage for three years, accelerated vesting and enhanced benefits under the Supplemental Plan (including up to two years of additional benefit accrual and a waiver of the actuarial reduction for early payment, the value of which would be credited to Mr. Woodworth’s account under the amended Supplemental Plan). Mr. Woodworth may receive reduced severance (including two times salary and bonus, plus excise tax protection) if he voluntarily terminates his employment during the thirteenth month following the Lee Merger. Mr. Woodworth’s stock options and restricted stock unit awards will be fully vested upon the Lee Merger, whether or not his employment is terminated. In addition, Mr. Woodworth would be entitled to receive a cash payment sufficient to make him whole if he is required to pay excise tax under Section 4999 of the Code in connection with payments and benefits deemed contingent upon consummation of the Lee Merger. The projected maximum amount of such additional cash payment is approximately $3.8 million if Mr. Woodworth’s employment is severed. In order to avoid duplication, Mr. Woodworth’s entitlements under the Executive Transition Plan will be offset by any corresponding entitlements under his employment agreement.
STOCK PERFORMANCE GRAPH
      The Stock Price Performance Graph below shall not be deemed incorporated by reference by any general statement incorporating by reference this proxy statement into any filing under the Securities Act of 1933, as amended, or under the Securities Exchange Act of 1934, as amended, except to the extent Pulitzer Inc. specifically incorporates this information by reference, and shall not otherwise be deemed filed under such Acts.
The total cumulative return on investment (change in the year-end stock price plus reinvested dividends) for the past five years for Pulitzer Inc., the S&P 500 Index and the S&P 500 Publishing Index is based on the stock price or composite index at December 31, 1999.

ITEM 11.	EXECUTIVE COMPENSATION — Continued

      The above graph compares the performance of Pulitzer Inc. with that of the S&P 500 Index and the S&P 500 Publishing Index, with the investment weighted on market capitalization. Companies included in the S&P 500 Publishing Index are: (i) Dow Jones & Company, Inc., (ii) Gannett Co., Inc., (iii) Knight Ridder, Inc., (iv) McGraw-Hill Companies, (v) Meredith Corp., (vi) The New York Times Company and (vii) Tribune Company.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
EQUITY COMPENSATION PLANS
      The following table provides information as of the last day of the 2004 fiscal year regarding securities issued under Pulitzer Inc.’s equity compensation plans that were in effect during fiscal 2004:
Equity Compensation Plan Information

Number of
securities
	Number of		remaining available
	securities to be		for future issuance
	issued upon	Weighted-average	under equity
	exercise of	exercise price of	compensation
	outstanding	outstanding	plans (excluding
	options, warrants	options, warrants	securities reflected
Plan category	and rights(1)	and rights(1)	in column (a))(2)

	(a)	(b)	(c)
Equity compensation plans approved by security holders	2,486,132	$45.50	1,383,410
Equity compensation plans not approved by security holders	0	0	0
Total	2,486,132	$45.50	1,383,410

(1)	Excludes: (i) 139,680 restricted stock units with a purchase price of $0.01 per share, and (ii) shares issuable under the Company’s employee stock purchase plans.

(2)	Under the Lee Merger Agreement, Pulitzer Inc. may not issue any new rights or options to acquire any shares of Common Stock except with the consent of Lee.

PRINCIPAL STOCKHOLDERS
      The following table sets forth certain information regarding the beneficial ownership of Pulitzer Inc.’s Common Stock and Class B Common Stock as of February 25, 2005, (i) by each director of Pulitzer Inc., (ii) by each person known by the Company to own beneficially 5% or more of its Common Stock, (iii) by the executive officers named in the Summary Compensation Table (see “Executive Compensation” in Item 11) and (iv) by all directors and officers of Pulitzer Inc. as a group.

			Class B		Percent of Aggregate
	Common Stock		Common Stock		Voting Power of
					Common Stock and
	Number of		Number of		Class B
Directors, Officers and 5% Stockholders†	Shares	Percent	Shares	Percent	Common Stock

Trustees of Pulitzer Inc. Voting Trust(1)	—	—	10,948,995	95.5%	87.5%
Emily Rauh Pulitzer(2)(3)	192,596	1.9%	6,284,843	54.8%	50.4%
Michael E. Pulitzer(2)(4)(5)	264,800	2.6%	1,462,496	12.8%	11.9%
David E. Moore(2)(6)	1,877	*	2,851,073	24.9%	22.8%
Richard W. Moore(7)	—	*	217,003	1.9%	1.7%
Ken J. Elkins(8)	21,423	*	—	—	**
James M. Snowden, Jr.(8)	22,057	*	—	—	**
William Bush(8)	18,391	*	—	—	**
Susan T. Congalton(9)	13,391	*	—	—	**
Alice B. Hayes(8)	18,391	*	—	—	**
Robert C. Woodworth(2)(10)	462,133	4.5%	—	—	**
Ronald H. Ridgway(11)	28,802	*	—	—	**
Alan G. Silverglat(2)(12)	74,292	*	—	—	**
Mark G. Contreras(13)	—	—	—	—	—
Terrance C.Z. Egger(14)	178,544	1.7%	—	—	**
Matthew G. Kraner(15)	82,001	*	—	—	**
Castlerigg Master Investments LTD (16)	589,400	5.7%	—	—	**
c/o Citco Fund Services (Curacao) N.V. Kaya Flamboyan 9 P.O. Box 812 Curacao, Netherlands, Antilles
Gabelli Asset Management, Inc.(17)	3,720,652	35.8%	—	—	3.0%
One Corporate Center Rye, New York 10580-1434
Wachovia Corporation(18)	569,449	5.5%	—	—	**
One Wachovia Center Charlotte, North Carolina 28288
All directors and officers as a group (18 persons)(2)(19)	1,490,735	14.4%	10,815,415	94.3%	87.7%

†	Unless otherwise indicated, the address of each person or entity named in the table is c/o Pulitzer Inc., 900 North Tucker Boulevard, St. Louis, Missouri 63101.

*	Represents less than 1% of the outstanding Common Stock.

**	Represents less than 1% of the aggregate voting power of Common Stock and Class B Common Stock.

(1)	The Trustees of the Pulitzer Inc. Voting Trust are David E. Moore, Michael E. Pulitzer, Emily Rauh Pulitzer, Alan G. Silverglat, Ellen Soeteber and Robert C. Woodworth. The Pulitzer Inc. Voting Trust

and each of the individual Trustees may be reached at 900 North Tucker Boulevard, St. Louis, Missouri 63101.

(2)	Excludes shares that would otherwise be deemed to be beneficially owned solely because of service as a trustee of the Pulitzer Inc. Voting Trust.

(3)	Represents 6,477,439 shares held in trusts. These shares are beneficially owned by Mrs. Pulitzer.

(4)	Includes 1,438,716 shares held in trust and 22,780 shares held in a private foundation. These shares are beneficially owned by Mr. Pulitzer. Also includes 1,000 shares held in trust for the benefit of the wife of Michael E. Pulitzer. Mr. Pulitzer disclaims beneficial ownership of these shares.

(5)	Includes 264,800 shares of Common Stock which may be acquired upon the exercise of options under the Pulitzer Inc. 2003 Incentive Plan which are exercisable within 60 days of the date hereof.

(6)	Includes 50,998 shares of Class B Common Stock and 182 shares of Common Stock beneficially owned by the wife of David E. Moore. Mr. Moore disclaims beneficial ownership of these shares.

(7)	Includes 37,003 shares beneficially owned by the wife and a daughter of Richard W. Moore. Mr. Moore disclaims beneficial ownership of these shares.

(8)	Includes 18,000 shares which may be acquired upon the exercise of options under the 2003 Incentive Plan which are exercisable within 60 days of the date hereof and 391 shares of restricted stock under the 2003 Incentive Plan, subject to a one-year vesting condition.

(9)	Includes 12,000 shares which may be acquired upon the exercise of options under the 2003 Incentive Plan which are exercisable within 60 days of the date hereof and 391 shares of restricted stock under the 2003 Incentive Plan, subject to a one-year vesting condition.

(10)	Represents shares which may be acquired upon the exercise of options under the 2003 Incentive Plan which are exercisable within 60 days of the date hereof. Does not include 78,080 shares covered by vested restricted stock units which are not distributable within 60 days of the date hereof.

(11)	Includes 22,070 shares which may be acquired upon the exercise of options under the 2003 Incentive Plan which are exercisable within 60 days of the date hereof and 391 shares of restricted stock under the 2003 Incentive Plan, subject to a one-year vesting condition.

(12)	Includes 72,500 shares which may be acquired upon the exercise of options under the 2003 Incentive Plan which are exercisable within 60 days of the date hereof.

(13)	Mr. Contreras resigned from the Company effective January 3, 2005.

(14)	Includes 162,801 shares which may be acquired upon the exercise of options under the 2003 Incentive Plan which are exercisable within 60 days of the date hereof and 5,949 shares of restricted stock under the Pulitzer Inc. 2003 Incentive Plan, subject to a three-year vesting condition.

(15)	Represents shares which may be acquired upon the exercise of options under the 2003 Incentive Plan which are exercisable within 60 days of the date hereof.

(16)	This figure is based on information set forth in Schedule 13G, dated March 9, 2005, filed by Castlerigg Master Investments LTD and certain entities affiliated with Castlerigg Master Investments LTD with the Securities and Exchange Commission. The Schedule 13G states that each of (i) Castlerigg Master Investments LTD, (ii) Sandell Asset Management, (iii) Castlerigg International Limited, (iv) Castlerigg International Holdings Limited, and (v) Thomas E. Sandell has the shared power to vote, or direct the vote of, and the shared power to dispose, or direct the disposition of, 589,400 of such shares.

(17)	This figure is based on information set forth in Amendment No. 31 to the Schedule 13D, dated January 27, 2005, filed by Gabelli Asset Management Inc. and certain entities affiliated with Gabelli Asset Management Inc. with the Securities and Exchange Commission. The Schedule 13D states that (i) Gabelli Funds, LLC has the sole power to vote, or direct the vote of, and the sole power to dispose or direct the disposition of, 471,000 of such shares, (ii) GAMCO Investors, Inc. has the sole power to vote, or direct the vote of, 2,982,164 of such shares and the sole power to dispose, or direct the disposition of, 3,246,652 of such shares, and (iii) MJG Associates, Inc. has the sole power to vote, or direct the vote of, 3,000 of such shares and the sole power to dispose, or direct the disposition of, 3,000 of such shares.

(18)	This figure is based on information set forth in Amendment No. 1 to the Schedule 13G, dated January 26, 2005, filed by Wachovia Corporation with the Securities and Exchange Commission. The Schedule 13G states that Wachovia Corporation has the sole power to vote, or direct the vote of, 568,849 of such shares, has the shared power to vote, or direct the vote of 600 of such shares and the sole power to dispose, or direct the disposition of 557,349 of such shares.

(19)	Includes 1,259,356 shares which may be acquired upon the exercise of options under the 2003 Incentive Plan which are exercisable within 60 days of the date hereof.
Voting Trust
      See “Lee Merger Agreement” in Item 1 and see Item 5.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
      See “Certain Relationships and Related Transactions” in Item 11.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES
Independent Registered Public Accounting Firm’s Fees
      The following table summarizes the aggregate fees billed to Pulitzer Inc. by its independent registered public accounting firm, Deloitte & Touche LLP:

	2004	2003

Audit Fees(a)	$629,000	$419,175
Audit-Related Fees(b)	27,980	224,750
Tax Fees(c)	102,570	46,715
All Other Fees	0	0

Total	$759,550	$690,640

(a) Fees for audit services billed in 2004 and 2003 consisted of:

•	Audit of the Company’s annual financial statements

•	Sarbanes-Oxley Act, Section 404 attestation services

•	Reviews of the Company’s quarterly financial statements

•	Consents and other services related to SEC matters
(b) Fees for audit-related services billed in 2004 and 2003 consisted of:

•	Sarbanes-Oxley Act, Section 404 advisory services

•	Financial accounting and reporting consultations
(c) Fees for tax services billed in 2004 and 2003 consisted of:

•	Tax compliance services (i.e. services rendered based upon facts already in existence or transactions that have already occurred to document, compute, and obtain government approval for amounts to be included in tax filings) with respect to:
        i. Federal, state and local income tax return assistance
        ii. Assistance with tax audits and appeals

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES — Continued

•	There were no fees in 2004 or 2003 for tax planning and advice

	2004	2003

Ratio of Tax Planning and Advice Fees and All Other Fees to Audit Fees, Audit-Related Fees and Tax Compliance Fees	0:1.0	0:1.0
      The Audit Committee of the Board of Directors has approved 100 percent of the above services, and has determined that the performance of services related to “All Other Fees” is compatible with maintaining the independence of Deloitte & Touche LLP.
Pre-Approval Policy
      Pursuant to the Sarbanes-Oxley Act of 2002, the Board of Directors of Pulitzer Inc. has instructed the Audit Committee to approve all audit and permissible non-audit services to be performed by Pulitzer Inc.’s independent registered public accounting firm in order to assure that the provision of such services does not impair its independence. Accordingly, it is the Audit Committee’s policy that it pre-approve all audit and permissible non-audit services to be performed by Pulitzer Inc.’s independent registered public accounting firm, the fees to be paid for those services and the time period over which those services are to be provided.
      The independent registered public accounting firm or management will advise the Audit Committee regarding each audit or permissible non-audit service proposed to be pre-approved by it and whether the service is consistent with the Sarbanes-Oxley Act of 2002 and any other then-applicable laws, rules and regulations.
PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
(a) DOCUMENT LIST
1. Financial Statements

The following financial statements are set forth in Part II, Item 8 of this Annual Report.
PULITZER INC. AND SUBSIDIARIES:

(i) Report of Independent Registered Public Accounting Firm.

(ii) Consolidated Statements of Income for each of the Three Years in the Period Ended December 31, 2004.

(iii) Consolidated Statements of Financial Position at December 31, 2004, and December 31, 2003.

(iv) Consolidated Statements of Stockholders’ Equity and Comprehensive Income for each of the Three Years in the Period Ended December 31, 2004.

(v) Consolidated Statements of Cash Flows for each of the Three Years in the Period Ended December 31, 2004.

(vi) Notes to Consolidated Financial Statements for each of the Three Years in the Period Ended December 31, 2004.
2. Supplementary Data and Financial Statement Schedules

(i) Supplementary unaudited data with respect to quarterly results of operations is set forth in Part II, Item 8 of this Annual Report.

(ii) Report of Independent Registered Public Accounting Firm.

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES — Continued

(iii) Financial Statement Schedule II — Valuation & Qualifying Accounts & Reserves as set forth in Part II, Item 8 of this Annual Report.
      All other schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and, therefore, have been omitted.
3. Exhibits Required by Securities and Exchange Commission Regulation S-K
      (a) The following exhibits are filed as part of this Annual Report:

Exhibit
No.

10.51	Letter Agreement between the Company and Mark G. Contreras, a then Senior Vice President of Pulitzer Inc., dated as of December 10, 2004.
10.53	Incentive Opportunities Term Sheet for Terrance C.Z. Egger.
10.54	Incentive Opportunities Term Sheet for Jon H. Holt.
10.55	Incentive Opportunities Term Sheet for Matthew G. Kraner.
10.56	Incentive Opportunities Term Sheet for James V. Maloney.
10.57	Incentive Opportunities Term Sheet for Jan P. Pallares.
10.58	Incentive Opportunities Term Sheet for Alan G. Silverglat.
10.59	Incentive Opportunities Term Sheet for Robert C. Woodworth.
10.60	Pulitzer Inc. Executive Transition Agreement, by and between Pulitzer Inc. and Terrance C.Z. Egger, dated as of January 1, 2002.
10.61	Pulitzer Inc. Executive Transition Agreement, by and between Pulitzer Inc. and Jon H. Holt, dated as of January 1, 2002.
10.62	Pulitzer Inc. Executive Transition Agreement, by and between Pulitzer Inc. and Matthew G. Kraner, dated as of January 1, 2002.
10.63	Pulitzer Inc. Executive Transition Agreement, by and between Pulitzer Inc. and James V. Maloney, dated as of January 1, 2002.
10.64	Pulitzer Inc. Executive Transition Agreement, by and between Pulitzer Inc. and Jan P. Pallares, dated as of January 1, 2003.
10.65	Pulitzer Inc. Executive Transition Agreement, by and between Pulitzer Inc. and Alan G. Silverglat, dated as of January 1, 2002.
10.66	Pulitzer Inc. Executive Transition Agreement, by and between Pulitzer Inc. and Robert C. Woodworth, dated as of January 1, 2002.
21	Subsidiaries of the Registrant.
22	Consent of Independent Registered Public Accounting Firm.
23	Power of Attorney.
31.1	Certification by Robert C. Woodworth, President and Chief Executive Officer of Pulitzer Inc., pursuant to Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, in connection with Pulitzer Inc.’s Annual Report on Form 10-K for the year ended December 26, 2004.
31.2	Certification by Alan G. Silverglat, Senior Vice President-Finance and Chief Financial Officer of Pulitzer Inc., pursuant to Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, in connection with Pulitzer Inc.’s Annual Report on Form 10-K for the year ended December 26, 2004.

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES — Continued

Exhibit
No.

32.1	Certification by Robert C. Woodworth, President and Chief Executive Officer of Pulitzer Inc., pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, in connection with Pulitzer Inc.’s Annual Report on Form 10-K for the year ended December 26, 2004.
32.2	Certification by Alan G. Silverglat, Senior Vice President-Finance and Chief Financial Officer of Pulitzer Inc., pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, in connection with Pulitzer Inc.’s Annual Report on Form 10-K for the year ended December 26, 2004.
      (b) The following exhibits are incorporated herein by reference:

Exhibit No.

3.1		—	Restated Certificate of Incorporation of Pulitzer Inc.(viii)
3.2		—	Amended and Restated By-laws of Pulitzer Inc.(xix)
4.1		—	Form of Pulitzer Inc. Common Stock Certificate.(viii)
9.1		—	Pulitzer Inc. Voting Trust Agreement, dated as of March 18, 1999, between the holders of voting trust certificates and Michael E. Pulitzer, Emily Rauh Pulitzer, Ronald H. Ridgway, Cole C. Campbell, David E. Moore and Robert C. Woodworth.(ix)
10.1		—	Agreement, dated March 1, 1961, effective January 1, 1961, between The Pulitzer Publishing Company, a Missouri corporation, and the Globe-Democrat Publishing Company, as amended on September 4, 1975, April 12, 1979 and December 22, 1983.(viii)
10	.2.1	—	Amended and Restated Joint Operating Agreement, dated December 22, 1988, between Star Publishing Company and Citizen Publishing Company.(viii)
10	.2.2	—	Partnership Agreement, dated December 22, 1988, between Star Publishing Company and Citizen Publishing Company.(viii)
10	.3.1	—	Amendment, dated September 16, 1997, to Pulitzer Retirement Savings Plan.(v)
10	.3.2	—	Amendment, dated January 28, 1997, to Pulitzer Retirement Savings Plan.(iv)
10	.3.3	—	Amendment, dated October 30, 1996, to Pulitzer Retirement Savings Plan.(iv)
10	.3.4	—	Amendment, dated July 31, 1996, to Pulitzer Retirement Savings Plan.(iv)
10	.3.5	—	Amendment, dated October 25, 1995, to Pulitzer Retirement Savings Plan.(iv)
10	.3.6	—	Amendment, dated October 25, 1995, to Pulitzer Retirement Savings Plan.(ii)
10	.3.7	—	Amendment, dated January 24, 1995, to Pulitzer Retirement Savings Plan.(i)
10	.3.8	—	Amended and Restated Pulitzer Retirement Savings Plan.(i)
10	.4.1	—	Amendment, dated October 25, 1995, to Pulitzer Publishing Company Pension Plan.(iv)
10	.4.2	—	Amended and Restated Pulitzer Publishing Company Pension Plan.(i)
10	.5.1	—	Amendment, dated October 29, 1997, to Pulitzer Publishing Company Supplemental Executive Benefit Pension Plan.(viii)
10	.5.2	—	Amendment, dated June 23, 1992, to Pulitzer Publishing Company Supplemental Executive Benefit Pension Plan.(viii)
10	.5.3	—	Amendment, dated January 1, 1992, to Pulitzer Publishing Company Supplemental Executive Benefit Pension Plan.(viii)
10	.5.4	—	Amendment, dated January 18, 1990, to Pulitzer Publishing Company Supplemental Executive Benefit Pension Plan.(viii)
10	.5.5	—	Amendment, dated October 26, 1989, to Pulitzer Publishing Company Supplemental Executive Benefit Pension Plan.(viii)
10	.5.6	—	Amendment, dated November 6, 1987, to Pulitzer Publishing Company Supplemental Executive Benefit Pension Plan.(viii)

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES — Continued

Exhibit No.

10	.5.7	—	Pulitzer Publishing Company Supplemental Executive Benefit Pension Plan dated March 18, 1986.(viii)
10	.5.8	—	Amendment, dated January 29, 2003, to the Pulitzer Inc. Supplemental Executive Benefit Pension Plan.(xviii)
10.6		—	Employment Agreement, dated October 1, 1986, between the Pulitzer Publishing Company and Joseph Pulitzer, Jr.(viii)
10.7		—	Stock Purchase Agreement by and among Pulitzer Publishing Company and Mr. Edward W. Scripps, Mrs. Betty Knight Scripps, and the Edward W. Scripps and Betty Knight Scripps Charitable Remainder Unitrust dated as of May 4, 1996.(iii)
10.8		—	Split Dollar Life Insurance Agreement, dated December 27, 1996, between Pulitzer Publishing Company and Richard A. Palmer, Trustee of the Michael E. Pulitzer 1996 Life Insurance Trust.(iv)
10.9		—	Split Dollar Life Insurance Agreement, dated December 31, 1996, between Pulitzer Publishing Company and Rebecca H. Penniman and Nicholas G. Penniman V, Trustees of the Nicholas G. Penniman IV Irrevocable 1996 Trust.(iv)
10.10		—	Amended and Restated Agreement and Plan of Merger by and among Pulitzer Publishing Company, Pulitzer Inc. and Hearst-Argyle Television, Inc., dated as of May 25, 1998.(vi)
10.11		—	Contribution and Assumption Agreements, dated as of March 18, 1999 by and between Pulitzer Publishing Company and Pulitzer Inc.(ix)
10.12		—	Letter Agreement, dated May 25, 1998, by and among Pulitzer Publishing Company, Pulitzer Inc. and Hearst-Argyle Television, Inc.(viii)
10.13		—	Letter Agreement, dated March 18, 1999, between Pulitzer Inc. and Emily Rauh Pulitzer.(ix)
10.14		—	Letter Agreement, dated March 18, 1999, between Pulitzer Inc. and David E. Moore.(ix)
10.15		—	Pulitzer Inc. Registration Rights Agreement.(ix)
10.16		—	Pulitzer Inc. 1999 Key Employees’ Restricted Stock Purchase Plan.(viii)
10.17		—	Pulitzer Inc. 1999 Stock Option Plan.(viii)
10.18		—	Pulitzer Inc. 1999 Employee Stock Purchase Plan.(viii)
10.19		—	Employment Agreement, dated December 18, 1998, between Pulitzer Inc. and Robert C. Woodworth.(vii)
10.20		—	Employment Agreement, dated August 26, 1998 between Pulitzer Inc. and Terrance C.Z. Egger.(viii)
10.21		—	Employment and Consulting Agreement, dated as of June 1, 1999, between Pulitzer Inc. and Michael E. Pulitzer.(x)
10.22		—	Employment Agreement, dated as of June 1, 1999, between Pulitzer Inc. and Ronald H. Ridgway(x)
10.23		—	Split Dollar Life Insurance Agreement, dated as of June 16, 1999, by and among Pulitzer Inc. and James E. Elkins and Diana K. Walsh.(x)
10.24		—	Split Dollar Life Insurance Agreement, dated as of June 24, 1999, by and among Pulitzer Inc. and Tansy K. Ridgway and Brian H. Ridgway.(x)
10.25		—	Asset Purchase Agreement, as of October 4, 1999, by and between The Chronicle Publishing Company and Pulitzer Inc.(x)
10.26		—	Joint Venture Agreement, dated as of May 1, 2000, among Pulitzer Inc., Pulitzer Technologies, Inc., The Herald Company, Inc. and St. Louis Post-Dispatch LLC.(xi)
10.27		—	Operating Agreement of St. Louis Post-Dispatch LLC, dated as of May 1, 2000.(xi)
10.28		—	Indemnity Agreement, dated as of May 1, 2000, between The Herald Company, Inc. and Pulitzer Inc.(xi)
10.29		—	St. Louis Post-Dispatch LLC Note Agreement, dated as of May 1, 2000.(xii)

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES — Continued

Exhibit No.

10.30		—	Pulitzer Inc. Guaranty Agreement, dated as of May 1, 2000.(xii)
10.31		—	License Agreement, dated as of May 1, 2000, by and between Pulitzer Inc. and St. Louis Post-Dispatch LLC.(xii)
10.32		—	Non-Confidentiality Agreement, dated as of May 1, 2000.(xii)
10.33		—	Asset Sale and Purchase Agreement among Journal Register Company, Journal Register East, Inc., Suburban Newspapers of Greater St. Louis, LLC, Journal Company, Inc. and Pulitzer Inc. and SLSJ LLC dated as of June 24, 2000.(xiii)
10.34		—	Pulitzer Inc. Deferred Compensation Plan.(xiv)
10.35		—	Pulitzer Inc. 2000 Stock Purchase Plan, as Amended and Restated.(xiv)
10.36		—	Robert C. Woodworth Restricted Stock Unit Award dated December 11, 2000.(xiv)
10.37		—	Amendment No. 1 dated as of June 1, 2001, to Operating Agreement of St. Louis Post-Dispatch LLC, dated May 1, 2000.(vx)
10.38		—	Pulitzer Inc. Executive Transition Plan.(xvi)
10.39		—	Pulitzer Inc. Annual Incentive Compensation Plan.(xvi)
10	.39.1	—	Amendment 2002-1 of Pulitzer Inc. Annual Incentive Plan(xviii)
10.40		—	Robert C. Woodworth Restricted Stock Unit Award dated as of December 6, 2001(xvii)
10.41		—	Split Dollar Life Insurance Agreement Dated as of January 24, 2002, by and among Pulitzer, Inc. and Robert C Woodworth (xvii)
10.42		—	Robert C. Woodworth Restricted Stock Unit Award dated as of December 11, 2002.(xviii)
10.43		—	Robert C. Woodworth Restricted Stock Unit Award dated as of February 21, 2003.(xviii)
10.44		—	Form of Stock Option Award for Robert C. Woodworth and Alan G. Silverglat dated as of February 21, 2003.(xviii)
10.45		—	Robert C. Woodworth Restricted Stock Unit Award dated as of December 10, 2003.(xix)
10.46		—	Form of Restricted Stock Unit Award for Robert C. Woodworth dated as of December 10, 2003.(xix)
10.47		—	Robert C. Woodworth Stock Option Award dated as of December 10, 2003.(xix)
10.48		—	Form of Stock Option Award for Robert C. Woodworth dated as of December 10, 2003.(xix)
10.49		—	Stock Option Award for Alan G. Silverglat dated as of December 10, 2003.(xix)
10.50		—	Form of Stock Option Award for Alan G. Silverglat dated as of December 10, 2003.(xix)
10.52		—	Agreement and Plan of Merger, dated as of January 29, 2005, among Pulitzer Inc., Lee Enterprises, Incorporated and LP Acquisition Corp.(xx)

(i)	Incorporated by reference to Pulitzer Publishing Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1994.

(ii)	Incorporated by reference to Pulitzer Publishing Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1995.

(iii)	Incorporated by reference to Pulitzer Publishing Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 1996.

(iv)	Incorporated by reference to Pulitzer Publishing Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1996.

(v)	Incorporated by reference to Pulitzer Publishing Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1997.

(vi)	Incorporated by reference to Pulitzer Publishing Company’s Current Report on Form 8-K filed on January 22, 1999.

(vii)	Incorporated by reference to Pulitzer Publishing Company’s Registration Statement (File No. 333-69701) on Form S-3.

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES — Continued

(viii)	Incorporated by reference to Pulitzer Inc.’s Report on Form 10 (File No. 1-14541), as amended.

(ix)	Incorporated by reference to Pulitzer Publishing Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1998.

(x)	Incorporated by reference to Pulitzer Inc.’s Annual Report on Form 10-K for the fiscal year ended December 31, 1999.

(xi)	Incorporated by reference to Pulitzer Inc.’s Current Report on Form 8-K dated May 1, 2000 and filed on May 2, 2000.

(xii)	Incorporated by reference to Pulitzer Inc.’s Quarterly Report on Form 10-Q for the quarterly period ended March 26, 2000.

(xiii)	Incorporated by reference to Pulitzer Inc.’s Quarterly Report on Form 10-Q for the quarterly period ended June 25, 2000.

(xiv)	Incorporated by reference to Pulitzer Inc.’s Annual Report on Form 10-K for the fiscal year ended December 31, 2000.

(xv)	Incorporated by reference to Pulitzer Inc.’s Quarterly Report on Form 10-Q for the quarterly period ended July 1, 2001.

(xvi)	Incorporated by reference to Pulitzer Inc.’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2001.

(xvii)	Incorporated by reference to Pulitzer Inc.’s Annual Report on Form 10-K for the fiscal year ended December 30, 2001.

(xviii)	Incorporated by reference to Pulitzer Inc.’s Annual Report on Form 10-K for the fiscal year ended December 29, 2002.

(xix)	Incorporated by reference to Pulitzer Inc.’s Annual Report on Form 10-K for the fiscal year ended December 28, 2003.

(xx)	Incorporated by reference to Pulitzer Inc.’s Current Report on Form 8-K dated January 29, 2005 and filed on February 3, 2005.

SIGNATURES
      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 16th day of March, 2005.

Pulitzer Inc.

By:	/s/ Robert C. Woodworth

Robert C. Woodworth,
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant in the capacities indicated on the dates indicated.

Signature	Title	Date

/s/ Robert C. Woodworth (Robert C. Woodworth)	Director; President and Chief Executive Officer (Principal Executive Officer)	March 16, 2005
/s/ Alan G. Silverglat (Alan G. Silverglat)	Senior Vice President — Finance (Principal Financial and Accounting Officer)	March 16, 2005

/s/ William Bush* (William Bush)	Director	March 16, 2005

/s/ Susan T. Congalton* (Susan T. Congalton)	Director	March 16, 2005

/s/ Ken J. Elkins* (Ken J. Elkins)	Director	March 16, 2005

/s/ Alice B. Hayes* (Alice B. Hayes)	Director	March 16, 2005

/s/ Richard W. Moore* (Richard W. Moore)	Director	March 16, 2005

/s/ Emily Rauh Pulitzer* (Emily Rauh Pulitzer)	Director	March 16, 2005

/s/ Michael E. Pulitzer* (Michael E. Pulitzer)	Director; Chairman	March 16, 2005

/s/ Ronald H. Ridgway* (Ronald H. Ridgway)	Director	March 16, 2005

/s/ James M. Snowden, Jr.* (James M. Snowden, Jr.)	Director	March 16, 2005

By:	/s/ Alan G. Silverglat

Alan G. Silverglat*
attorney-in-fact

PULITZER INC.
Report on Form 10-K for the Fiscal Year Ended
December 26, 2004
EXHIBIT INDEX

10.51	Letter Agreement between Pulitzer Inc. and Mark G. Contreras, a then Senior Vice President of Pulitzer Inc., dated as of December 10, 2004
10.53	Incentive Opportunities Term Sheet for Terrance C.Z. Egger
10.54	Incentive Opportunities Term Sheet for Jon H. Holt
10.55	Incentive Opportunities Term Sheet for Matthew G. Kraner
10.56	Incentive Opportunities Term Sheet for James V. Maloney
10.57	Incentive Opportunities Term Sheet for Jan P. Pallares
10.58	Incentive Opportunities Term Sheet for Alan G. Silverglat
10.59	Incentive Opportunities Term Sheet for Robert C. Woodworth
10.60	Pulitzer Inc. Executive Transition Agreement, by and between Pulitzer Inc. and Terrance C.Z. Egger, dated as of January 1, 2002
10.61	Pulitzer Inc. Executive Transition Agreement, by and between Pulitzer Inc. and Jon H. Holt, dated as of January 1, 2002
10.62	Pulitzer Inc. Executive Transition Agreement, by and between Pulitzer Inc. and Matthew G. Kraner, dated as of January 1, 2002
10.63	Pulitzer Inc. Executive Transition Agreement, by and between Pulitzer Inc. and James V. Maloney, dated as of January 1, 2002
10.64	Pulitzer Inc. Executive Transition Agreement, by and between Pulitzer Inc. and Jan P. Pallares, dated as of January 1, 2003
10.65	Pulitzer Inc. Executive Transition Agreement, by and between Pulitzer Inc. and Alan G. Silverglat, dated as of January 1, 2002
10.66	Pulitzer Inc. Executive Transition Agreement, by and between Pulitzer Inc. and Robert C. Woodworth, dated as of January 1, 2002
21	Subsidiaries of the Registrant
22	Consent of Independent Registered Public Accounting Firm
23	Power of Attorney
31.1	Certification by Robert C. Woodworth, President and Chief Executive Officer of Pulitzer Inc., pursuant to Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, in connection with Pulitzer Inc.’s Annual Report on Form 10-K for the year ended December 26, 2004
31.2	Certification by Alan G. Silverglat, Senior Vice President-Finance and Chief Financial Officer of Pulitzer Inc., pursuant to Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, in connection with Pulitzer Inc.’s Annual Report on Form 10-K for the year ended December 26, 2004
32.1	Certification by Robert C. Woodworth, President and Chief Executive Officer of Pulitzer Inc., pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, in connection with Pulitzer Inc.’s Annual Report on Form 10-K for the year ended December 26, 2004
32.2	Certification by Alan G. Silverglat, Senior Vice President-Finance of Pulitzer Inc., pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, in connection with Pulitzer Inc.’s Annual Report on Form 10-K for the year ended December 26, 2004