Form 10-Q
period 2005-03-27
PULITZER INC
filed 2005-05-02
CIK 1068848

FORM 10-Q

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended March 27, 2005

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from ___to___

Commission File Number 1-14541

PULITZER INC.

(Exact name of registrant as specified in its charter)

Delaware	43-1819711
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

900 North Tucker Boulevard, St. Louis, Missouri 63101
(Address of principal executive offices) (zip code)

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

Class	Outstanding 4/22/05
Common Stock	10,386,943
Class B Common Stock	11,468,998

Part I. FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

PULITZER INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited — In thousands, except earnings per share)

	First Quarter Ended
	March 27,	March 28,
	2005	2004
OPERATING REVENUES:
Advertising Retail	$27,837	$27,829
National	6,209	6,161
Classified	33,337	32,247

Subtotal	67,383	66,237
Preprints	17,094	14,218

Total advertising	84,477	80,455
Circulation	19,917	20,568
Other	1,749	1,712

Total operating revenues	106,143	102,735
OPERATING EXPENSES:
Payroll and other personnel expenses	47,460	46,359
Newsprint expense	10,989	11,036
Depreciation	3,624	3,736
Amortization	1,234	1,192
Other expenses	30,529	28,108

Total operating expenses	93,836	90,431
Equity in earnings of Tucson newspaper partnership	4,462	3,917

Operating income	16,769	16,221
Interest income	1,819	1,159
Interest expense	(5,348)	(4,694)
Net gain on marketable securities	0	552
Net loss on investments	(79)	(42)
Net other income	8	4

INCOME BEFORE PROVISION FOR INCOME TAXES	13,169	13,200
PROVISION FOR INCOME TAXES	5,910	4,884
MINORITY INTEREST IN NET EARNINGS OF SUBSIDIARIES	253	261

NET INCOME	$7,006	$8,055

(Continued)

	First Quarter Ended
	March 27,	March 28,
	2005	2004
BASIC EARNINGS PER SHARE OF STOCK:
Basic earnings per share	$0.32	$0.37

Weighted average number of shares outstanding	21,593	21,541

DILUTED EARNINGS PER SHARE OF STOCK:
Diluted earnings per share	$0.32	$0.37

Weighted average number of shares outstanding	22,138	21,855

See notes to condensed consolidated financial statements.

(Concluded)

PULITZER INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited-— In thousands)

	First Quarter Ended
	March 27,	March 28,
	2005	2004
NET INCOME	$7,006	$8,055
OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAX:
Unrealized holding gains (losses) on marketable securities arising during the period	(619)	408
Realized gains arising during the period	0	(342)

Other comprehensive (loss) income items	(619)	66

COMPREHENSIVE INCOME	$6,387	$8,121

See notes to condensed consolidated financial statements.

PULITZER INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL POSITION
(Unaudited-— In thousands)

	March 27,	Dec. 26,
	2005	2004
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$110,297	$58,152
Marketable securities	121,122	149,156
Trade accounts receivable (less allowance for doubtful Accounts of $3,797 and $3,710)	52,520	60,105
Inventory	9,950	8,479
Prepaid expenses and other	15,019	21,660

Total current assets	308,908	297,552

PROPERTIES:
Land	9,982	9,982
Buildings	74,509	74,450
Machinery and equipment	148,047	147,566
Construction in progress	1,131	877

Total	233,669	232,875
Less accumulated depreciation	125,797	122,251

Properties – net	107,872	110,624

INTANGIBLE AND OTHER ASSETS:
Goodwill	821,782	817,362
Intangible assets — net of accumulated amortization	33,214	34,279
Restricted cash and investments	73,560	69,810
Other	54,752	57,035

Total intangible and other assets	983,308	978,486

TOTAL	$1,400,088	$1,386,662

(Continued)

PULITZER INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL POSITION
(Unaudited-— In thousands, except share data)

	March 27,	Dec. 26,
	2005	2004
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Trade accounts payable	$12,915	$12,499
Salaries, wages and commissions	15,101	22,121
Interest payable	6,305	3,944
Pension obligations	1,365	1,365
Income taxes payable	1,410	1,612
Deferred revenue	11,010	9,883
Other	4,317	3,750

Total current liabilities	52,423	55,174
LONG-TERM DEBT	306,000	306,000
PENSION OBLIGATIONS	16,284	15,795
POSTRETIREMENT AND POSTEMPLOYMENT BENEFIT OBLIGATIONS	55,422	54,129
OTHER LONG-TERM LIABILITIES	61,670	57,415
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS’ EQUITY:
Preferred stock, $.01 par value; 100,000,000 shares authorized; Issued and outstanding – none	0	0
Common stock, $.01 par value; 100,000,000 shares authorized; Issued 10,380,086 in 2005 and 10,044,697 in 2004	104	100
Class B common stock, convertible, $.01 par value; 100,000,000 Shares authorized; issued – 11,468,998 in 2005 and 11,660,942 in 2004	115	117
Additional paid-in capital	402,570	394,528
Retained earnings	507,817	505,153
Accumulated other comprehensive loss	(2,043)	(1,424)

Total	908,563	898,474
Unamortized restricted stock grants	(21)	(72)
Treasury stock – at cost; 5,137 shares of common stock in 2005 and 2004 and 0 shares of Class B common stock in 2005 and 2004	(253)	(253)

Total stockholders’ equity	908,289	898,149

TOTAL	$1,400,088	$1,386,662

(Concluded)

See notes to condensed consolidated financial statements.

PULITZER INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited-— In thousands)

	Three Months Ended
	March 27,	March 28,
	2005	2004
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$7,006	$8,055
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	3,624	3,736
Amortization	1,234	1,192
Stock-based compensation	296	407
Deferred income taxes	4,960	(667)
Net gain on sale of assets	0	(552)
Net loss on investments	79	42
Changes in current assets and liabilities (net of the effects of the purchase and sale of properties) which provided (used) cash:
Trade accounts receivable	7,585	7,222
Inventory	(1,471)	(2,890)
Prepaid and other assets	7,967	(3,582)
Trade accounts payable, deferred revenue and other liabilities	(1,102)	1,828
Income taxes payable	801	12,508

NET CASH FROM OPERATING ACTIVITIES	30,979	27,299

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(893)	(1,222)
Purchase of newspaper properties and distribution businesses, net of cash acquired	(4,589)	(704)
Purchases of marketable securities	(6,710)	(164,245)
Sales of marketable securities	33,361	159,028
Net return of capital from investments in limited partnership	1,293	566
Increase in restricted cash and investments	(3,750)	(3,750)

NET CASH FROM INVESTING ACTIVITIES	18,712	(10,327)

CASH FLOWS FROM FINANCING ACTIVITIES:
Dividends paid	(4,342)	(4,089)
Proceeds from exercise of stock options	6,518	2,387
Proceeds from employee stock purchase plan	278	251
Purchase of treasury stock	0	(8)

NET CASH FROM FINANCING ACTIVITIES	2,454	(1,459)

NET INCREASE IN CASH AND CASH EQUIVALENTS	52,145	15,513
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	58,152	27,552

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$110,297	$43,065

(Continued)

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid (received) during the period for:
Interest paid	$3,140	$3,139
Interest received	(1,349)	(1,243)
Income taxes paid	7	10
Income tax refunds	0	(7,000)

(Concluded)

See notes to condensed consolidated financial statements.

PULITZER INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Fiscal Year – Pulitzer Inc. and its subsidiaries and affiliated entities’ (the “Company”) fiscal year ends on the last Sunday of the calendar year. For 2005, the Company’s fiscal year began on December 27, 2004 and will end on December 25, 2005. For 2004, the Company’s fiscal year began on December 29, 2003 and ended on December 26, 2004.

     Basis of Consolidation – The condensed consolidated financial statements include the accounts of Pulitzer Inc. and its subsidiary companies, all of which are wholly-owned except for Pulitzer Inc.’s (together with another subsidiary) 95 percent interest in the results of operations of the St. Louis Post-Dispatch LLC (“PD LLC”) and STL Distribution Services LLC (“DS LLC”), a distribution company serving the St. Louis market, and 50 percent interest in the results of operations of TNI Partners (“TNI”), the Tucson newspaper partnership between Star Publishing and Gannett. All significant intercompany transactions have been eliminated from the condensed consolidated financial statements.

     Interim Adjustments – In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the Company’s condensed consolidated financial position as of March 27, 2005 and December 26, 2004 and the results of operations and cash flows for the three-month periods ended March 27, 2005 and March 28, 2004. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 26, 2004. Consolidated results of operations and cash flows for interim periods are not necessarily indicative of the results to be expected for the full year.

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

	First Quarter Ended
	March 27,	March 28,
	2005	2004
	(In thousands)
Weighted average shares outstanding (Basic EPS)	21,593	21,541
Common stock equivalents	545	314

Weighted average shares outstanding and Common stock equivalents (Diluted EPS)	22,138	21,855

     Common stock equivalents included in the diluted earnings per share calculation were determined using the treasury stock method. Under the treasury stock method, outstanding stock options are dilutive when the average market price of the Company’s common stock exceeds the option exercise price during a period. In addition, proceeds from the assumed exercise of dilutive options along with the related tax benefit are assumed to be used to repurchase common shares at the average market price of such stock during the period. Options to purchase 531,028 shares for the quarter ended March 28, 2004 were not included in the computation of diluted earnings per share because the options’ respective exercise prices were greater than the average market price of the common stock during the period. For the quarter ended March 27, 2005, the average market price of the common stock was greater than all of the options’ respective exercise prices.

     Financing Arrangements – In December 2001 and August 2003 the Company executed fixed-to-floating interest rate swap contracts in the current combined amount of $150.0 million. The swap contracts mature with the Company’s debt on April 28, 2009. The Company accounts for all swaps as fair value hedges and employs the short cut method. These interest rate swap contracts have the effect of converting the interest cost for $150.0 million of the Company’s debt from fixed rate to variable rate. As of March 27, 2005, approximately 49 percent of the Company’s long-term interest cost was subject to variable rates.

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

     Stock-Based Compensation – The Company has a stock-based employee compensation plans. The Company accounts for this plan under the recognition and measurement principles of Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (“APB 25”), and related interpretations. No stock-based employee compensation cost is reflected in net income for Company stock option plans as all options granted under those plans had an exercise price equal to the fair market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of the Financial Accounting Standards Board (“FASB”) Statement No. 123, Accounting for Stock-Based Compensation (“SFAS No. 123”), to stock-based employee compensation. The Company has estimated the fair value of its option grants by using the binomial options pricing model.

	First Quarter Ended
	March 27,	March 28,
	2005	2004
	(In thousands, except
	earnings per share)
Net income, as reported	$7,006	$8,055
Add: Stock-based compensation expense included in reported net income, net of related tax effects	214	244
Deduct: Total stock-based compensation expense determined under fair value based method for all awards, net of related tax effects	(907)	(1,313)

Pro forma net income	$6,313	$6,986

Pro forma earnings per share:
Basic — as reported	$0.32	$0.37
Basic — pro forma	$0.29	$0.32
Pro forma earnings per share:
Diluted — as reported	$0.32	$0.37
Diluted — pro forma	$0.29	$0.32

     Stock-based compensation cost associated with restricted stock grants, restricted stock awards, and stock options granted to certain TNI employees, is reflected in net income for 2005 and 2004.

     New Accounting Pronouncements

     In December 2004 FASB issued SFAS No. 123-Revised, Accounting for Stock-Based Compensation (“SFAS No. 123R”). This Statement supersedes APB 25, and its related implementation guidance. This statement was originally effective as of the beginning of the first interim or annual reporting period that begins after June 15, 2005. On April 14, 2005, the Securities and Exchange Commission (the “SEC”) announced the adoption of a rule that defers the required effective date of SFAS No. 123R. The SEC rule provides that SFAS No. 123R is now effective for registrants as of the beginning of the first fiscal year beginning after June 15, 2005, instead of at the beginning of the first quarter after June 15, 2005 (as prescribed originally by the FASB statement). In addition, SFAS No. 123R amends SFAS No. 95, Statement of Cash Flows, to require that excess tax benefits be reported as a financing cash inflow rather than as a reduction of taxes paid.

     SFAS No. 123R establishes standards for accounting for transactions in which an entity exchanges its equity instruments for goods and services (primarily accounting transactions in which an entity obtains employee services in share-based payment transactions, such as stock options). SFAS No. 123R requires a public entity to measure the cost of employee services received in exchange for an equity instrument based on the grant-date fair value of the award. In general, the cost will be recognized over the period during which an employee is required to provide the service in exchange for the award (usually the vesting period). The fair-value-based methods in SFAS No. 123R are similar to the fair-value-based method in SFAS No. 123 in most respects. In March 2005 the SEC issued Staff Accounting Bulletin 107, Share Based Payment (“SAB 107”), to provide public companies additional guidance in applying the provisions of SFAS No. 123R. Among other things, SAB 107 describes the SEC’s staff expectations in determining the assumptions that underlie the fair value estimates and discusses the interaction of SFAS No. 123R with certain existing SEC guidance. The Company has not determined which transition alternative it will elect upon adoption of SFAS No. 123R and, as a result, the effect of this adoption on the Company’s consolidated financial condition or results of operations is not known at this time. Based upon shares outstanding at December 26, 2004 and assuming no new grants, significant forfeiture activity, or modifications, the Company estimates the after-tax 2005 full–year impact of expensing stock options in accordance with SFAS No. 123R to be approximately $3.6 million.

     In December 2004 FASB issued SFAS No. 153, Exchanges of Nonmonetary Assets (“SFAS No. 153”). This pronouncement amends APB No. 29, Accounting for Nonmonetary Transactions (“APB 29”). SFAS No. 153 is effective for nonmonetary exchanges occurring in fiscal periods beginning after June 15, 2005. SFAS No. 153 eliminates the exception for nonmonetary exchanges of similar productive assets present in APB 29 and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance (i.e., transactions that are not expected to result in significant changes in the cash flows of the reporting entity). The adoption of SFAS No. 153 did not have a material impact on the condensed consolidated financial statements.

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

     Reclassifications – Certain reclassifications have been made to the 2004 condensed consolidated financial statements to conform with the presentation made in 2005.

OTHER

     On November 21, 2004, Pulitzer Inc. confirmed that it was engaged in the process of exploring a range of strategic alternatives to enhance shareholder value, including a possible sale of the company (the “Strategic Review Process”). On January 29, 2005, Pulitzer Inc. entered into an Agreement and Plan of Merger (the “Lee Merger Agreement”) with Lee Enterprises, Incorporated, a Delaware corporation (“Lee”), and LP Acquisition Corp., a Delaware corporation and wholly-owned subsidiary of Lee. See Note 8 for a discussion of the Lee Merger Agreement.

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

Summarized financial information for TNI is as follows:

	March 27,	Dec. 26,
	2005	2004
	(In thousands)
Current assets	$18,058	$16,811
Current liabilities	$8,293	$9,031
Partners’ equity	$9,765	$7,780

	First Quarter Ended
	March 27,	March 28,
	2005	2004
	(In thousands)
Operating revenues	$28,672	$27,046
Operating income	$8,924	$7,834
Company’s share of operating income before depreciation, amortization, and general and administrative expense (1)	$4,462	$3,917

(1)	Star Publishing’s depreciation, amortization, and general and administrative expenses associated with the operation and administration of TNI are reported as operating expenses in the Company’s condensed consolidated statements of income. In aggregate, these amounts totaled $813,000 and $765,000 for the first quarter of 2005 and 2004, respectively.

3. ACQUISITION OF PROPERTIES

     In the first quarter of 2005, Pulitzer Inc. subsidiaries acquired newspaper distribution businesses for an aggregate price of approximately $4.6 million. In the first quarter of 2004, Pulitzer Inc. subsidiaries acquired businesses, principally weekly newspapers and niche publications that complement Pulitzer Newspapers, Inc. and its subsidiaries’ (the “PNI Group”) daily newspaper operations in Coos Bay, Oregon and Bloomington, Illinois, for an aggregate price of approximately $0.7 million. The pro forma results of these acquisitions were not material and, therefore, are not presented.

4. GOODWILL AND OTHER INTANGIBLE ASSETS

     Changes in the carrying amounts of goodwill and other intangible assets of the Company for the three months ended March 27, 2005 were as follows:

		Other
		Intangible
(In thousands)	Goodwill	Assets

Balance at December 26, 2004	$817,362	$34,279
Additions during the period	4,420	169
Amortization expense	0	(1,234)

Balance at March 27, 2005	$821,782	$33,214

     Other intangible assets at March 27, 2005 and December 26, 2004 were as follows:

		Accumulated	Net
(In thousands)	Cost	Amortization	Cost

March 27, 2005
Other intangible assets:
Advertising base	$34,872	$9,604	$25,268
Subscriber lists	24,171	17,544	6,627
Long-term pension asset	1,063	0	1,063
Non-compete agreements and other assets	5,428	5,172	256

Total other intangible assets	$65,534	$32,320	$33,214

December 26, 2004
Other intangible assets:
Advertising base	$34,872	$9,173	$25,699
Subscriber lists	24,002	16,836	7,166
Long-term pension asset	1,063	0	1,063
Non-compete agreements and other	5,428	5,077	351

Total other intangible assets	$65,365	$31,086	$34,279

     Pretax amortization expense of other intangible assets for the first quarter ended March 27, 2005 was $1.2 million and annually over the next six years is estimated to be: $4.8 million for 2005, $4.6 million for 2006, $2.6 million for 2007, $2.1 million for 2008 and 2009, and $2.0 million for 2010.

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

     In addition, the Company provides retiree medical and life insurance benefits under varying postretirement plans at several of its operating locations. The level and adjustment of participant contributions vary depending on the specific postretirement plan. In addition, PD LLC provides postemployment disability benefits to certain employee groups prior to retirement at the St. Louis Post-Dispatch (“Post-Dispatch”). The Company’s liability and related expense for benefits under the postretirement plans are recorded over the service period of active employees based upon annual actuarial calculations. The Company accrues postemployment disability benefits when it becomes probable that such benefits will be paid and when sufficient information exists to make reasonable estimates of the amounts to be paid.

     The Company uses a September 30 measurement date for all of its pension and postretirement medical plan obligations.

     The cost components for the Company’s pension and postretirement medical plans are as follows:

			Postretirement
	Pension Benefits		Medical Benefits
	First Quarter Ended
	March 27,	March 28,	March 27,	March 28,
	2005	2004	2005	2004
	(In thousands)
Service cost for benefits earned during the period	$1,427	$1,225	$731	$712
Interest cost on projected benefit obligation	2,372	2,331	1,554	1,757
Expected return on plan assets	(2,760)	(2,776)	(479)	(284)
Amortization of prior service cost	77	78	(72)	0
Amortization of loss	569	364	139	282

Net periodic cost	$1,685	$1,222	$1,873	$2,467

     Based on the Company’s forecast at March 27, 2005, the Company expects to contribute $1.4 million to its pension plans and $5.7 million to its postretirement plans in 2005.

6. COMMITMENTS AND CONTINGENCIES

Capital Commitments

     As of March 27, 2005, the Company had construction and equipment commitments of approximately $1.2 million.

Investment Commitments

     As of March 27, 2005, the Company had unfunded capital contribution commitments of up to $3.7 million related to limited partnerships and other companies in which it is an investor.

Merger Agreement Indemnification

     Pursuant to an Amended and Restated Agreement and Plan of Merger, dated as of May 25, 1998 (the “HTV Merger Agreement”), by and among Pulitzer Inc., Pulitzer Publishing Company (Pulitzer Inc.’s predecessor) (“Old Pulitzer”) and Hearst-Argyle Television, Inc. (“Hearst-Argyle”) on March 18, 1999, Hearst-Argyle acquired, through the merger (the “HTV Merger”) of Old Pulitzer with and into Hearst-Argyle, Old Pulitzer’s television and radio broadcasting operations (collectively, the “Broadcasting Business”) in exchange for the issuance to Old Pulitzer’s stockholders of 37,096,774 shares of Hearst-Argyle’s Series A common stock. Old Pulitzer’s Broadcasting Business consisted of nine network-affiliated television stations and five radio stations owned and operated by Pulitzer Broadcasting Company and its wholly owned subsidiaries. Prior to the HTV Merger, Old Pulitzer’s newspaper publishing and related new media businesses were contributed to Pulitzer Inc. in a tax-free “spin-off” to Old Pulitzer stockholders (the “Spin-off”). The HTV Merger and Spin-off are collectively referred to as the “Broadcast Transaction.”

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

     After July 2004 the Company’s representatives engaged in a number of substantive discussions with representatives of the IRS Examination Division seeking to resolve the above-described issues. In January 2005, these discussions culminated in an agreement in principle under which the Company’s liability for Old Pulitzer’s net consolidated federal income tax deficiency (excluding applicable interest) for 1998 and the tax year ended March 18, 1999, after taking into account the effects of the refund claims, is not expected to exceed $200,000. This agreement in principle is subject to the execution of a definitive agreement with the IRS and review by the U.S. Congressional Joint Committee on Taxation. As a result of this agreement in principle, the Company recorded in fiscal 2004 an adjustment of $375,000 (inclusive of related costs) to additional paid-in capital in order to reflect its obligation to indemnify Hearst-Argyle for Old Pulitzer’s liability for tax and interest for 1998 and the tax year ended March 18, 1999.

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

     In the event the transactions effectuated in connection with either the formation of the Venture and the Initial Distribution or the organization of DS LLC are recharacterized by the IRS as a taxable sale by Herald, with the result in either case that the tax basis of PD LLC’s assets increases and Herald is required to recognize taxable income as a result of such recharacterization, Herald generally will be entitled to receive a special distribution from PD LLC in an amount that corresponds, approximately, to the present value of the after-tax benefit to the members of PD LLC of the tax basis increase. The adverse financial effect of any such special distribution to Herald on PD LLC (and thus the Company) will be partially offset by the current and deferred tax benefits arising as a consequence of the treatment of the transactions effectuated in connection with the formation of the Venture and the Initial Distribution or the organization of DS LLC as a taxable sale by Herald. The Company has been advised that the IRS, in the course of examining the 2000 consolidated federal income tax return in which Herald was included, has requested certain information and documents relating to the transactions effectuated in connection with the formation of the Venture and the Initial Distribution. The Company expects to participate in the formulation of Herald’s response to this IRS request for information and documents.

     Upon termination of PD LLC and DS LLC, which will be on May 1, 2015 (unless Herald exercises the redemption right described above), Herald will be entitled to the liquidation value of its interests in PD LLC and DS LLC, to be paid in cash by Pulitzer Inc. That amount would be equal to the amount of Herald’s capital accounts, after allocating the gain or loss that would result from a cash sale of PD LLC and DS LLC’s assets for their fair market value at that time. Herald’s share of such gain or loss generally will be 5 percent, but will be reduced (but not below 1 percent) to the extent that the present value to May 1, 2000 of the after-tax cash flows to Herald from PD LLC and from DS LLC, including the Initial Distribution, the special distribution described above, if any, and the liquidation amount (based on certain assumptions), exceeds $325.0 million.

     The actual amount payable to Herald either on May 1, 2010 or upon the termination of PD LLC and DS LLC on May 1, 2015 will depend on such variables as future cash flows, the amounts of any distributions to Herald prior to such payment, PD LLC and DS LLC’s rate of growth and market valuations of newspaper properties. While the amount of such payment cannot be predicted with certainty, Pulitzer Inc. currently estimates (assuming a 5 percent annual growth rate in Herald’s capital accounts, no special distribution as described above and consistent newspaper property valuation multiples) that the amount of such payment would not exceed $100 million. Pulitzer Inc. further believes that it will be able to finance such payment either from available cash reserves or with the proceeds of a debt issuance. The redemption of Herald’s interest in PD LLC either on May 1, 2010 or upon termination of PD LLC in 2015 is expected to generate significant deferred tax benefits to the Company as a consequence of the resulting increase in the tax basis of the assets owned by PD LLC and DS LLC and the related depreciation and amortization deductions.

Legal Contingencies

     On March 17, 2005, a group of independent delivery carriers engaged in the business of delivering the Post-Dispatch pursuant to home delivery contracts (the “Plaintiffs”) filed a lawsuit against Pulitzer Inc., PD LLC, and Suburban Journals of Greater St. Louis LLC (the “Defendants”) in Missouri Circuit Court, 22nd Judicial Circuit (City of St. Louis, Missouri). The Plaintiffs seek unspecified damages in excess of $25,000 plus punitive damages in an unspecified amount. The Plaintiffs’ Petition sets forth three claims for relief. First, the Petition alleges that the decision to purchase the Suburban Journals with its separate delivery system and separate carriers breached the Plaintiffs’ exclusive territorial delivery rights under the Plaintiffs’ contracts with PD LLC. The Petition further alleges that PD LLC and Suburban Journals of Greater St. Louis LLC are alter egos of Pulitzer Inc., and that Pulitzer Inc. on its own and through its control, ownership and authority over its alter egos, violated the exclusive territories of the Plaintiffs. Finally, the Petition alleges that the purchase of the Suburban Journals and certain other conduct constitute a tortious interference with the Plaintiffs’ contractual rights. The Defendants will deny any liability, intend to vigorously defend the lawsuit and believe they have meritorious defenses. While the ultimate outcome of litigation can not be predicted with certainty, management, based on its understanding of the facts, does not believe that the ultimate outcome of this litigation will have a material adverse effect on the Company’s consolidated financial position. A litigation settlement reserve relating to the potential settlement cost of this lawsuit and related matters is included in Current Liabilities – Other on the Company’s condensed consolidated statements of financial position at March 27, 2005 and December 26, 2004.

     For additional legal information, see Note 8 – Lee Merger Agreement.

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

7. OPERATING REVENUES

     The Company’s consolidated operating revenues consist of the following:

	First Quarter Ended
	March 27, 2005	March 28, 2004
	(In thousands)
Combined St. Louis operations	$74,260	$73,382
Pulitzer Newspapers, Inc.	31,883	29,353

Total	$106,143	$102,735

8. LEE MERGER AGREEMENT

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

     Consummation of the Lee Merger is subject to customary conditions, including the adoption of the Lee Merger Agreement by the required vote of the Company’s stockholders. On February 22, 2005, Pulitzer Inc. and Lee received from the Federal Trade Commission notification of early termination of the waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976 as amended. The proposed transaction will be submitted to Pulitzer Inc.’s stockholders for their consideration, and Pulitzer Inc. will file with the SEC a definitive proxy statement to be used to solicit the stockholders’ approval of the proposed transaction, as well as other relevant documents concerning the proposed transaction.

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

     On April 27, 2005, the plaintiffs in the shareholder litigation pending in The Court of Chancery of the State of Delaware in New Castle County captioned In Re Pulitzer Inc. Shareholder Litigation, Civil Action No. 1063-N (the “Consolidated Action”) filed a consolidated and amended class action complaint (the “Amended Complaint”). The Amended Complaint purports to be a class action brought on behalf of all public stockholders of Pulitzer Inc. common stock other than the defendants (Pulitzer Inc., and the members of its board of directors) and any related or affiliated party. The Amended Complaint asserts, among other things, that: (i) the defendants have breached their fiduciary and other common law duties in connection with the Lee Merger Agreement; (ii) the defendants have failed to maximize stockholder value by, among other things, benefiting themselves at the expense of Pulitzer Inc.’s public stockholders and (iii) defendants have disseminated to Pulitzer Inc.’s public stockholders incomplete, inaccurate and/or misleading information concerning the Lee Merger and matters relevant to an informed decision on their investment in Pulitzer Inc., in that the disclosure is materially incomplete or misleading with respect to, among other things, the following: “(a) the background of the [Lee] Merger; (b) the compensation and/or other benefits that certain officers and directors of Pulitzer [Inc.] will receive in connection with the [Lee] Merger; (c) the advisors retained by [Pulitzer Inc.] in connection with the [Lee] Merger and the fees paid by Pulitzer [Inc.] to those advisors; and (d) the analyses performed by Goldman Sachs.” Plaintiffs seek a preliminary and permanent injunction against the Lee Merger, as well as monetary damages. The Company believes the allegations in the Amended Complaint are without merit.

     Pulitzer Inc. has agreed to pay the attorneys’ fees and expenses incurred in defending the members of its board of directors in this or related legal actions, and each member of the board of directors has undertaken and agreed to repay his or her share of such fees and other expenses if it shall be ultimately determined that he or she is not entitled to be indemnified by Pulitzer Inc.

     The boards of directors of Pulitzer Inc. and Lee have unanimously approved the Lee Merger Agreement. The Lee Merger is expected to close by the end of the second calendar quarter of 2005.

     In conjunction with Pulitzer Inc.’s Strategic Review Process, the Company entered into transaction-related and retention incentive agreements with certain executive officers and other key employees aggregating up to approximately $11.8 million. Payment of these incentives is contingent upon consummation of a transaction involving the sale or merger of the Company (which for this purpose includes the Lee Merger).

     On December 28, 2004, the Company terminated its non-qualified deferred compensation plan and distributed the participants’ account balances aggregating approximately $5.6 million.

     The Lee Merger Agreement provides that the Company will (i) convert outstanding vested options and restricted stock units into cash (with an estimated total net cost of approximately $40.1 million); (ii) convert outstanding unvested options and restricted stock units into cash (with an estimated total net cost of approximately $11.9 million); and (iii) seek to terminate the split dollar life insurance arrangements maintained with five current and former executives (with an estimated total cost of up to approximately $6.3 million (approximately $4.3 million of which is included in the policies’ cash values)). The Lee Merger Agreement also provides for the conversion of the Pulitzer Inc. Supplemental Executive Benefit Pension Plan (the “Supplemental Plan”) into an individual account plan which would be liquidated on May 1, 2008 or earlier under certain circumstances. The aggregate amount of the initial individual account balances will be approximately equal to the amount of the Supplemental Plan liability reflected on the Company’s financial statements (exclusive of potential severance-related enhancements that may be triggered under the Pulitzer Inc. Executive Transition Plan adopted in 2001 and related agreements (the “Executive Transition Plan”)). Under the Lee Merger Agreement, certain consulting agreements will terminate upon the consummation of the Lee Merger with a final terminating payment of approximately $0.7 million.

     The Company is contractually committed to make contingent payments totaling an estimated $16.2 million for financial advisory, legal, consulting and other professional services provided in connection with the Strategic Review Process and the Lee Merger, all of which are contingent upon consummation of the Lee Merger.

     Severance and severance-related obligations may arise in conjunction with the Lee Merger, including, without limitation, obligations under the Executive Transition Plan, which provides severance and other payments and benefits upon termination of a participating executive’s employment with the Company in conjunction with a change in control. The Lee Merger will constitute a change in control for purposes of the Executive Transition Plan.

     The effective tax rates for the first quarters of 2005 and 2004 were 44.9 percent and 37.0 percent, respectively. The increase in the first quarter 2005 effective tax rate resulted, principally, from the non-deductibility of certain previously recorded expenditures associated with the Lee Merger and the related reduction of certain deferred tax assets, (approximately $1.0 million).

* * * * * *

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Statements included in this Quarterly Report on Form 10-Q concerning the Company’s business outlook or future economic performance, anticipated profitability, revenues, expenses or other financial items, together with other statements that are not historical facts, are “forward-looking statements” as that term is defined under the Federal Securities Laws. Forward-looking statements also include those statements relating to the expected completion and timing of the Lee Merger (as defined below) and other information related to the Lee Merger. Forward-looking statements are based on current management expectations and are subject to risks, uncertainties and other factors, many of which are beyond our ability to control or predict and which could cause actual results or events to differ materially from those anticipated or stated in such statements. Such risks, uncertainties and other factors include, but are not limited to, industry cyclicality, the seasonal nature of the business, changes in pricing or other actions by competitors or suppliers (including newsprint suppliers), outcome of labor negotiations, capital or similar requirements, and general economic conditions, any of which may impact advertising and circulation revenues and various types of expenses, as well as other risks detailed in the Company’s filings with the Securities and Exchange Commission including this Quarterly Report on Form 10-Q. Although the Company believes that the expectations reflected in “forward-looking statements” are reasonable, it cannot guarantee future results, levels of activity, performance or achievements. Accordingly, investors are cautioned not to place undue reliance on any such “forward-looking statements,” and the Company disclaims any obligation to update the information contained herein or to publicly announce the result of any revisions to such “forward-looking statements,” or to make any other forward-looking statements, to reflect future events or developments.

GENERAL

     Pulitzer Inc. (together with its subsidiaries and affiliated entities, the “Company”) is a newspaper publishing company with integrated Internet operations in 14 United States markets, the largest of which is St. Louis, Missouri. For the first quarter of 2005, the Company’s St. Louis operations contributed approximately 70 percent of reported revenue.

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

     The St. Louis newspaper operations include the Suburban Journals (the “Suburban Journals”), acquired by Suburban Journals of Greater St. Louis LLC in August 2000. The Suburban Journals are a group of 36 weekly papers and various niche publications that focus on providing local news and editorial content to the communities that they serve and have an average unduplicated circulation of approximately 0.7 million resulting in the delivery of approximately 1.2 million copies per week.

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

     The Company’s revenues are derived primarily from advertising and circulation, which have respectively averaged 78.9 percent and 19.3 percent of total revenue over the five years ending December 2004. Advertising rates and rate structures and resulting revenues vary among publications based on, among other things, circulation, type of advertising, local market conditions and competition.

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

Lee Merger Agreement

     On January 29, 2005, Pulitzer Inc. entered into an Agreement and Plan of Merger (the “Lee Merger Agreement”) with Lee Enterprises, Incorporated, a Delaware corporation (“Lee”), and LP Acquisition Corp., a Delaware corporation and an indirect wholly-owned subsidiary of Lee (the “Purchaser”). The Lee Merger Agreement provides for the Purchaser to be merged with and into Pulitzer Inc. (the “Lee Merger”), with Pulitzer Inc. as the surviving corporation. Each share of Pulitzer Inc.’s common stock and Class B common stock outstanding immediately prior to the effective time of the Lee Merger will be converted into the right to receive from the surviving corporation in cash, without interest, an amount equal to $64.00 per share. The total enterprise value of Pulitzer Inc. under the Lee Merger Agreement is approximately $1.46 billion based upon a value of $64.00 per share.

     The Lee Merger will effect a change of control of Pulitzer Inc. At the effective time of the Lee Merger and as a result of the Lee Merger, Pulitzer Inc. will become an indirect, wholly-owned subsidiary of Lee, the directors of the Purchaser will become the directors of the surviving corporation, and the officers of the Purchaser will become the officers of the surviving corporation.

     Consummation of the Lee Merger is subject to customary conditions, including the adoption of the Lee Merger Agreement by the required vote of the Company’s stockholders. On February 22, 2005, Pulitzer Inc. and Lee received from the Federal Trade Commission notification of early termination of the waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976 as amended. The proposed transaction will be submitted to Pulitzer Inc.’s stockholders for their consideration, and Pulitzer Inc. will file with the SEC a definitive proxy statement to be used to solicit the stockholders’ approval of the proposed transaction, as well as other relevant documents concerning the proposed transaction.

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

     On April 27, 2005, the plaintiffs in the shareholder litigation pending in The Court of Chancery of the State of Delaware in New Castle County captioned In Re Pulitzer Inc. Shareholder Litigation, Civil Action No. 1063-N (the “Consolidated Action”) filed a consolidated and amended class action complaint (the “Amended Complaint”). The Amended Complaint purports to be a class action brought on behalf of all public stockholders of Pulitzer Inc. common stock other than the defendants (Pulitzer Inc., and the members of its board of directors) and any related or affiliated party. The Amended Complaint asserts, among other things, that: (i) the defendants have breached their fiduciary and other common law duties in connection with the Lee Merger Agreement; (ii) the defendants have failed to maximize stockholder value by, among other things, benefiting themselves at the expense of Pulitzer Inc.’s public stockholders and (iii) defendants have disseminated to Pulitzer Inc.’s public stockholders incomplete, inaccurate and/or misleading information concerning the Lee Merger and matters relevant to an informed decision on their investment in Pulitzer Inc., in that the disclosure is materially incomplete or misleading with respect to, among other things, the following: “(a) the background of the [Lee] Merger; (b) the compensation and/or other benefits that certain officers and directors of Pulitzer [Inc.] will receive in connection with the [Lee] Merger; (c) the advisors retained by [Pulitzer Inc.] in connection with the [Lee] Merger and the fees paid by Pulitzer [Inc.] to those advisors; and (d) the analyses performed by Goldman Sachs.” Plaintiffs seek a preliminary and permanent injunction against the Lee Merger, as well as monetary damages. The Company believes the allegations in the Amended Complaint are without merit.

     Pulitzer Inc. has agreed to pay the attorneys’ fees and expenses incurred in defending the members of its board of directors in this or related legal actions, and each member of the board of directors has undertaken and agreed to repay his or her share of such fees and other expenses if it shall be ultimately determined that he or she is not entitled to be indemnified by Pulitzer Inc.

     The boards of directors of Pulitzer Inc. and Lee have unanimously approved the Lee Merger Agreement. The Lee Merger is expected to close by the end of the second calendar quarter of 2005.

Acquisition of Properties

     In the first quarter of 2005, Pulitzer Inc. subsidiaries acquired newspaper distribution businesses for an aggregate price of approximately $4.6 million. In the first quarter of 2004, Pulitzer Inc. subsidiaries acquired businesses, principally weekly newspapers and niche publications that complement Pulitzer Newspapers, Inc. and its subsidiaries’ (the “PNI Group”) daily newspaper operations in Coos Bay, Oregon and Bloomington, Illinois, for an aggregate price of approximately $0.7 million. The pro forma results of these acquisitions were not material and, therefore, are not presented.

Critical Accounting Policies

     The Company regularly reviews its selection and application of significant accounting policies and related financial disclosures. The application of these accounting policies requires that management make estimates and judgments. The estimates that affect the application of the most critical accounting policies and require the most significant judgments are outlined in Management’s Discussion and Analysis of Financial Condition and Results of Operations — “Critical Accounting Policies” — contained in our Annual Report on Form 10-K for the year ended December 26, 2004.

FIRST QUARTER ENDED MARCH 27, 2005 COMPARED WITH FIRST QUARTER ENDED MARCH 28, 2004

Executive Overview

     Operating revenue increased 3.3 percent to $106.1 million for the first quarter of 2005 versus $102.7 million in 2004, reflecting a 5.0 percent increase in advertising revenue partially offset by a 3.2 percent decrease in circulation revenue. The advertising increase resulted from: (a) a 6.0 percent increase in retail advertising revenue, including retail preprints, reflecting strong growth in retail at PNI and increased preprint revenues from Local Values, the Post-Dispatch’s direct mail initiative, partially offset by weakness in the major department store category in St. Louis and advertising revenue shifts related to the earlier observation of the Easter holiday in 2005 compared to 2004; (b) a 3.4 percent increase in classified, reflecting a 12.5 percent increase in recruitment advertising and a 1.2 percent increase in real estate advertising, partially offset by a 5.7 percent decrease in automotive advertising; and (c) a 6.3 percent increase in national revenue, including national preprints, principally from strength in the telecommunication, pharmaceutical and packaged goods categories. The 3.2 percent circulation revenue decrease in the first quarter of 2005 resulted, principally, from lower Sunday circulation at the Post-Dispatch and the absence of favorable circulation adjustments processed in St. Louis during the first quarter of 2004.

     Operating expense for the first quarter of 2005 increased 3.8 percent to $93.8 million, principally due to: (a) expenses associated with the exploration of a range of strategic alternatives to enhance shareholder value, including expenses related to the Lee Merger; and (b) increased postage, production, and marketing expense related to Local Values.

     Equity in the earnings of TNI increased 13.9 percent to $4.5 million in the first quarter of 2005 from $3.9 million in the comparable 2004 period. TNI operating revenue increased 6.0 percent for the first quarter of 2005. Advertising revenue increased 7.9 percent due, principally, to strength in classified advertising revenue, primarily in the employment category, and increased retail run-of-press and preprint advertising revenue. TNI operating expense increased 3.0 percent due, in part, to price-related increases in newsprint expense and increased postage expense.

     First-quarter 2005 operating income increased to $16.8 million, or 3.4 percent, from $16.2 million in the first quarter of 2004 reflecting the revenue and expense fluctuations previously discussed as well as the increase in the equity earnings from TNI.

     First-quarter 2005 net income decreased to $7.0 million, or $0.32 per diluted share, compared to $8.1 million, or $0.37 per diluted share, for the first quarter of 2004. This decrease in 2005 net income was principally due to $1.4 million in additional income tax expense related to the non-deductibility of certain expenses associated with the Lee Merger, partially offset by increased deductions associated with the 2004 American Jobs Creations Act.

Operating Results

     Operating revenue for the first quarter of 2005 increased to $106.1 million, or 3.3 percent, from $102.7 million in the first quarter of 2004. Advertising revenue increased by 5.0 percent in the first quarter of 2005 to $84.5 million from $80.5 million in the comparable 2004 quarter. Retail advertising revenue, including retail preprints, increased 6.0 percent to $43.1 million in the first quarter of 2005 from $40.7 million in the comparable period of the prior year. The increase was driven, in part, by thirteen weeks of Local Values revenue in 2005 versus three weeks in 2004 (Local Values, a direct mail product of the Post-Dispatch, was launched in March 2004). Additionally, PNI retail advertising revenue, including preprints, increased 6.6 percent. These revenue increases were partially offset by weakness in the major department store category in St. Louis and advertising revenue shifts related to the earlier observation of the Easter holiday in 2005 compared to 2004. Retail preprint revenue increased 19.0 percent in the first quarter of 2005, with increases of 26.3 percent in St. Louis and 4.3 percent at PNI.

     National advertising revenue, including national preprints, increased 6.3 percent in the first quarter of 2005, to $8.0 million compared to $7.5 million in the first quarter of 2004. The increase resulted, principally, from strength in the telecommunication, pharmaceutical, and packaged goods categories in St. Louis. National advertising revenue increased 4.8 percent in St. Louis and 32.0 percent at PNI (although on a smaller base) in the first quarter of 2005.

     First-quarter 2005 classified advertising revenue increased 3.4 percent to $33.3 million from $32.2 million in the first quarter of 2004. Help wanted and real estate increases were partially offset by weakness in the automotive category. The Company’s classified advertising revenue percentage changes for the first quarter of 2005 versus the comparable period of 2004 are summarized in the table below:

	Total
	Pulitzer	St. Louis	PNI
	Classified advertising revenue
First-Quarter 2005 vs. First-Quarter	percentage change from comparable
2004	prior-year period
Help Wanted	+12.5%	+4.9%	+37.1%
Automotive	-5.7%	-5.3%	-7.0%
Real Estate	+1.2%	-7.6%	+20.9%
Total Classified	+3.4%	-1.7%	+17.3%

     Circulation revenues decreased 3.2 percent, in the first quarter of 2005 to $19.9 million from $20.6 million in the first quarter of 2004. The circulation revenue decrease resulted, principally, from lower Sunday circulation at the Post-Dispatch and the absence of favorable circulation adjustments processed in St. Louis during the first quarter of 2004. Other publishing revenues increased 2.2 percent to $1.7 million in the first quarter of 2005.

     Operating expense increased 3.8 percent in the first quarter of 2005 to $93.8 million compared to $90.4 million in the first quarter of 2004. Labor related costs increased 2.4 percent, reflecting inflationary increases in salary and benefit expense. These increases were partially offset by a 1.6 percent reduction in full-time equivalent employees (“FTEs”) related to improved production and distribution efficiencies in St. Louis and operating efficiencies at PNI resulting from the combination of certain weekly and daily newspaper operations.

     Newsprint expense decreased 0.4 percent for the first quarter of 2005 compared to the same period of 2004. Newsprint price increases of 8.6 percent were offset by a reduction in consumption principally associated with decreased Sunday circulation and lower advertising linage at the Post-Dispatch.

     Other operating expenses increased 8.6 percent to $30.5 million in the first quarter of 2005 from $28.1 million in the comparable quarter of the prior year due, principally, to: (a) expenses associated with the exploration of a range of strategic alternatives to enhance shareholder value, including expenses associated with the Lee Merger Agreement; and (b) increased postage, production, and marketing expense related to Local Values.

     Depreciation and amortization expense decreased $0.1 million to $4.9 million in the first quarter of 2005 compared to the comparable period of 2004.

     Equity in earnings of TNI increased 13.9 percent to $4.5 million from $3.9 million in the first quarter of 2005 due, primarily, to increased advertising revenue (principally classified and preprint revenue). These revenue increases were partially offset by price related increases in newsprint and increased postage expense.

     First-quarter 2005 operating income increased 3.4 percent to $16.8 million from $16.2 million in the first quarter of 2004.

Non-Operating Items

     Interest expense, net of interest income, for the first quarter of 2005 was unchanged at $3.5 million compared to the comparable quarter of 2004. Reduced savings from the Company’s interest rate swaps were offset by higher levels of and yields from invested funds.

     There was no gain or loss on the sale of marketable securities in the first quarter of 2005. Results for the first quarter of 2004 included a pretax gain of $0.6 million on the sale of marketable securities.

     Results for the first quarters of 2005 and 2004 included pretax charges of $79,000 and $42,000, respectively, to adjust the carrying value of certain non-operating investments.

     The effective tax rates for the first quarters of 2005 and 2004 were 44.9 percent and 37.0 percent, respectively. The increase in the first quarter 2005 effective tax rate resulted, principally, from the non-deductibility of certain expenditures associated with the Lee Merger and the related reduction of certain previously recorded deferred tax assets, (approximately $1.0 million), partially offset by manufacturing tax incentives associated with the 2004 American Jobs Creations Act.

Net Income

     For the first quarter 2005, the Company reported net income of $7.0 million, or $0.32 per diluted share, compared to $8.1 million, or $0.37 per diluted share, in the comparable quarter of 2004.

LIQUIDITY AND CAPITAL RESOURCES

     As of March 27, 2005, the Company had an unrestricted cash and marketable securities balance of $231.4 million compared to $207.3 million as of December 26, 2004.

     At both March 27, 2005 and December 26, 2004, the Company had $306.0 million of outstanding debt pursuant to a loan agreement between PD LLC and a group of institutional lenders led by Prudential Capital Group (the “Loan”). The aggregate principal amount of the Loan is payable on April 28, 2009, and bears interest at an annual rate of 8.05 percent.

     The agreements with respect to the Loan (the “Loan Agreements”) contain certain covenants and conditions, including the maintenance of cash flow and various other financial ratios, minimum net worth requirements and limitations on the incurrence of other debt. In addition, the Loan Agreements and the PD LLC Operating Agreement (the “Operating Agreement”) require that PD LLC maintain a minimum reserve balance consisting of cash and investments in U.S. government securities, totaling approximately $73.6 million as of March 27, 2005. The Loan Agreements and the Operating Agreement provide for a $3.75 million quarterly increase in the minimum reserve balance through May 1, 2010, by which time the amount will total $150.0 million. There is no requirement for the Company to maintain the reserve balance subsequent to May 1, 2010.

     The Company expects to spend approximately $10.0 million to $12.0 million on property, plant and equipment in 2005. As of March 27, 2005, the Company had capital commitments for buildings and equipment replacements of approximately $1.2 million. In addition, as of March 27, 2005, the Company had an unfunded capital contribution commitment of approximately $3.7 million related to its investment in several limited partnerships and companies not associated with or involved in the Company’s operations.

     In order to build a stronger, more direct relationship with the readers of the Post-Dispatch and increased circulation, PD LLC has purchased a number of distribution businesses from independent carriers and dealers over the past six years, and, subject to the provisions of the Lee Merger Agreement, it may continue to purchase additional distribution businesses from time to time in the future. As of March 27, 2005, PD LLC owned circulation routes covering approximately 73 percent of the Post-Dispatch’s average home delivery and approximately 82 percent of average single copy distribution in the newspaper’s designated market.

     The Company’s Board of Directors previously authorized the repurchase of up to $100.0 million of Pulitzer Inc.’s outstanding capital stock. The Company’s repurchase program provides for the purchase of both common and Class B common shares in either the open market or in privately negotiated transactions. As of March 27, 2005, the Company had repurchased under this authority 1,000,000 shares of Class B common stock and 536,933 shares of common stock for a combined purchase price of $62.4 million, leaving $37.6 million in remaining share repurchase authority. The Lee Merger Agreement restricts the acquisition by the Company of shares of its capital stock except as otherwise contemplated thereunder or as consented to by Lee.

     The Company generally expects to generate sufficient cash from operations to cover capital expenditures, working capital requirements, stock repurchases, and dividend payments. Cash flows from operations are dependent upon, among other things, the continued acceptance of newspaper advertising at current or increased levels and the availability of raw materials, principally newsprint.

CASH FLOWS

     Cash flow from operations is the Company’s primary source of liquidity. Cash provided from operating activities for the first three months of 2005 was $31.0 million compared to $27.3 million in 2004. The increase resulted, principally, from an increase in deferred income taxes resulting, primarily, from increased business acquisitions in the first quarter of 2005 compared to the same period of 2004 and the payment of deferred compensation balances, which decreased taxable income and taxes payable. This increase was partially offset by a decrease in net income for the first three months of 2005 compared with the comparable 2004 period.

     Cash provided from investing activities during the first three months of 2005 was $18.7 million compared to $10.3 million used in the first three months 2004. The Company had $26.7 million in net sales of marketable securities in 2005 compared to $5.2 million in net purchases of marketable securities in the first three months of 2004, resulting in a $31.9 million increase in cash flows from investing activities in 2005. This increase was partially offset by $3.9 million increase in cash used to purchase newspaper distribution businesses in St. Louis in the first three months of 2005.

     Cash provided from financing activities during the first three months of 2005 was $2.5 million compared to $1.5 million used in the first three months of 2004. The increase in cash flows was principally due to a $4.1 million increase in proceeds from the exercise of stock options.

OTHER

Merger Agreement Indemnification

     Pursuant to an Amended and Restated Agreement and Plan of Merger, dated as of May 25, 1998 (the “HTV Merger Agreement”), by and among Pulitzer Inc., Pulitzer Publishing Company (Pulitzer Inc.’s predecessor) (“Old Pulitzer”) and Hearst-Argyle Television, Inc. (“Hearst-Argyle”) on March 18, 1999, Hearst-Argyle acquired, through the merger (the “HTV Merger”) of Old Pulitzer with and into Hearst-Argyle, Old Pulitzer’s television and radio broadcasting operations (collectively, the “Broadcasting Business”) in exchange for the issuance to Old Pulitzer’s stockholders of 37,096,774 shares of Hearst-Argyle’s Series A common stock. Old Pulitzer’s Broadcasting Business consisted of nine network-affiliated television stations and five radio stations owned and operated by Pulitzer Broadcasting Company and its wholly owned subsidiaries. Prior to the HTV Merger, Old Pulitzer’s newspaper publishing and related new media businesses were contributed to the Company in a tax-free “spin-off” to Old Pulitzer stockholders (the “Spin-off”). The HTV Merger and Spin-off are collectively referred to as the “Broadcast Transaction.”

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

     After July 2004 the Company’s representatives engaged in a number of substantive discussions with representatives of the IRS Examination Division seeking to resolve the above-described issues. In January 2005, these discussions culminated in an agreement in principle under which the Company’s liability for Old Pulitzer’s net consolidated federal income tax deficiency (excluding applicable interest) for 1998 and for the tax year ended March 18, 1999, after taking into account the effects of the refund claims, is not expected to exceed $200,000. This agreement in principle is subject to execution of a definitive agreement with the IRS and review by the U.S. Congressional Joint Committee on Taxation. As a result of this agreement in principle, the Company recorded in fiscal 2004 an adjustment of $375,000 (inclusive of related costs) to additional paid-in capital in order to reflect its obligation to indemnify Hearst-Argyle for Old Pulitzer’s liability for tax and interest for 1998 and the tax year ended March 18, 1999.

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

     In the event the transactions effectuated in connection with either the formation of the Venture and the Initial Distribution or the organization of DS LLC are recharacterized by the IRS as a taxable sale by Herald, with the result in either case that the tax basis of PD LLC’s assets increases and Herald is required to recognize taxable income as a result of such recharacterization, Herald generally will be entitled to receive a special distribution from PD LLC in an amount that corresponds, approximately, to the present value of the after-tax benefit to the members of PD LLC of the tax basis increase. The adverse financial effect of any such special distribution to Herald on PD LLC (and thus the Company) will be partially offset by the current and deferred tax benefits arising as a consequence of the treatment of the transactions effectuated in connection with the formation of the Venture and the Initial Distribution or the organization of DS LLC as a taxable sale by Herald. The Company has been advised that the IRS, in the course of examining the 2000 consolidated federal income tax return in which Herald was included, has requested certain information and documents relating to the transactions effectuated in connection with the formation of the Venture and the Initial Distribution. The Company expects to participate in the formulation of Herald’s response to this IRS request for information and documents.

     Upon termination of PD LLC and DS LLC, which will be on May 1, 2015 (unless Herald exercises the redemption right described above), Herald will be entitled to the liquidation value of its interests in PD LLC and DS LLC, to be paid in cash by Pulitzer Inc. That amount would be equal to the amount of Herald’s capital accounts, after allocating the gain or loss that would result from a cash sale of PD LLC and DS LLC’s assets for their fair market value at that time. Herald’s share of such gain or loss generally will be 5 percent, but will be reduced (but not below 1 percent) to the extent that the present value to May 1, 2000 of the after-tax cash flows to Herald from PD LLC and from DS LLC, including the Initial Distribution, the special distribution described above, if any, and the liquidation amount (based on certain assumptions), exceeds $325.0 million.

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

Legal Contingencies

     On March 17, 2005, a group of independent delivery carriers engaged in the business of delivering the Post-Dispatch pursuant to home delivery contracts (the “Plaintiffs”) filed a lawsuit against Pulitzer Inc., PD LLC, and Suburban Journals of Greater St. Louis LLC (the “Defendants”) in Missouri Circuit Court, 22nd Judicial Circuit (City of St. Louis, Missouri). The Plaintiffs seek unspecified damages in excess of $25,000 plus punitive damages in an unspecified amount. The Plaintiffs’ Petition sets forth three claims for relief. First, the Petition alleges that the decision to purchase the Suburban Journals with its separate delivery system and separate carriers breached the Plaintiffs’ exclusive territorial delivery rights under the Plaintiffs’ contracts with PD LLC. The Petition further alleges that PD LLC and Suburban Journals of Greater St. Louis LLC are alter egos of Pulitzer Inc., and that Pulitzer Inc. on its own and through its control, ownership and authority over its alter egos, violated the exclusive territories of the Plaintiffs. Finally, the Petition alleges that the purchase of the Suburban Journals and certain other conduct constitute a tortious interference with the Plaintiffs’ contractual rights. The Defendants will deny any liability, intend to vigorously defend the lawsuit and believe they have meritorious defenses. While the ultimate outcome of litigation can not be predicted with certainty, management, based on its understanding of the facts, does not believe that the ultimate outcome of this litigation will have a material adverse effect on the Company’s consolidated financial position. A litigation settlement reserve relating to the potential settlement cost of this lawsuit and related matters is included in Current Liabilities – Other on the Company’s condensed consolidated statements of financial position at March 27, 2005 and December 26, 2004.

     For additional legal information, see General – Lee Merger Agreement.

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

New Accounting Pronouncements

     In December 2004 FASB issued SFAS No. 123-Revised, Accounting for Stock-Based Compensation (“SFAS No. 123R”). This Statement supersedes APB 25, and its related implementation guidance. This statement was originally effective as of the beginning of the first interim or annual reporting period that begins after June 15, 2005. On April 14, 2005, the Securities and Exchange Commission (the “SEC”) announced the adoption of a rule that defers the required effective date of SFAS No. 123R. The SEC rule provides that SFAS No. 123R is now effective for registrants as of the beginning of the first fiscal year beginning after June 15, 2005, instead of at the beginning of the first quarter after June 15, 2005 (as prescribed originally by the FASB statement). In addition, SFAS No. 123R amends SFAS No. 95, Statement of Cash Flows, to require that excess tax benefits be reported as a financing cash inflow rather than as a reduction of taxes paid.

     SFAS No. 123R establishes standards for accounting for transactions in which an entity exchanges its equity instruments for goods and services (primarily accounting transactions in which an entity obtains employee services in share-based payment transactions, such as stock options). SFAS No. 123R requires a public entity to measure the cost of employee services received in exchange for an equity instrument based on the grant-date fair value of the award. In general, the cost will be recognized over the period during which an employee is required to provide the service in exchange for the award (usually the vesting period). The fair-value-based methods in SFAS No. 123R are similar to the fair-value-based method in SFAS No. 123 in most respects. In March 2005 the SEC issued Staff Accounting Bulletin 107, Share Based Payment (“SAB 107”), to provide public companies additional guidance in applying the provisions of SFAS No. 123R. Among other things, SAB 107 describes the SEC’s staff expectations in determining the assumptions that underlie the fair value estimates and discusses the interaction of SFAS No. 123R with certain existing SEC guidance. The Company has not determined which transition alternative it will elect upon adoption of SFAS No. 123R and, as a result, the effect of this adoption on the Company’s consolidated financial condition or results of operations is not known at this time. Based upon shares outstanding at December 26, 2004 and assuming no new grants, significant forfeiture activity, or modifications, the Company estimates the after-tax 2005 full–year impact of expensing stock options in accordance with SFAS No. 123R to be approximately $3.6 million.

     In December 2004 FASB issued SFAS No. 153, Exchanges of Nonmonetary Assets (“SFAS No. 153”). This pronouncement amends APB No. 29, Accounting for Nonmonetary Transactions (“APB 29”). SFAS No. 153 is effective for nonmonetary exchanges occurring in fiscal periods beginning after June 15, 2005. SFAS No. 153 eliminates the exception for nonmonetary exchanges of similar productive assets present in APB 29 and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance (i.e., transactions that are not expected to result in significant changes in the cash flows of the reporting entity). The adoption of SFAS No. 153 did not have a material impact on the condensed consolidated financial statements.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Newsprint

     The primary raw material used in the Company’s operations is newsprint, representing 12.0 percent to 15.7 percent of operating expenses over the annual fiscal periods of 2000 to 2004. Based on the Company’s current level of newspaper operations, expected annual newsprint consumption for 2005 is estimated to be in the range of 102,000 metric tonnes. Historically, newsprint has been subject to significant price fluctuations from year to year, unrelated in many cases to general economic conditions. In the annual fiscal periods of 2000 to 2004, the Company’s average annual cost per metric tonne of newsprint has varied from its lowest price by approximately 27.8 percent. For every one dollar change in the Company’s average annual cost per metric tonne of newsprint, 2005 pre-tax income would change by approximately $102,000, assuming annual newsprint consumption of 102,000 metric tonnes. The Company attempts to obtain the best price available by combining newsprint purchases for its different newspaper locations with those of other newspaper companies. The Company considers its relationship with newsprint producers to be good. The Company has not entered into derivative contracts for newsprint.

Loan/Swaps

     At March 27, 2005, the Company had $306.0 million of outstanding debt pursuant to the Loan (described under the heading “PD LLC Operating Agreement” in Item 2 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Report). The Loan bears interest at a fixed annual rate of 8.05 percent.

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

Item 4. CONTROLS AND PROCEDURES

     In response to the material weakness described in Item 9A. “Controls and Procedures” in the Company’s 2004 Annual Report on Form 10-K the Company (i) restated its Consolidated Statements of Cash Flows for the fiscal years ended December 28, 2003 and December 29, 2002 to classify discretionary contributions to its pension and post-retirement medical benefit trusts in those years as a component of Cash Flows From Operating Activities and (ii) classified its discretionary contributions to those trusts in fiscal year 2004 as a component of Cash Flows From Operating Activities in its Consolidated Statements of Cash Flows for the fiscal year ended December 26, 2004, (iii) the Company has enhanced its internal control over financial reporting by performing a thorough review of FASB Statement No. 95, Statement of Cash Flows, and a periodic review of a wider variety of technical accounting literature. Based on the foregoing, the Company’s management has concluded that the material weakness has been remediated and its disclosure controls and procedures are now effective.

     As of the end of the period covered by this report, the Company’s management, including the President and Chief Executive Officer and Senior Vice President-Finance and Chief Financial Officer, carried out an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. The Company’s President and Chief Executive Officer and Senior Vice President-Finance and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective in alerting them to material information, on a timely basis, required to be included in the Company’s periodic SEC filings. During the period covered by this report, there have been no significant changes in the Company’s internal control over financial reporting, except as described above, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II. OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS

     Please see Note 6 “Commitments and Contingencies” to the condensed consolidated financial statements included in Part I, Item 1 of this Form 10-Q.

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

     None reportable.

Item 6. EXHIBITS

     The following exhibits are filed as part of this report:

2.1	Agreement and Plan of Merger dated as of January 29, 2005 among Lee Enterprises, Incorporated, LP Acquisition Corp. and Pulitzer Inc. *

31.1	Certification by Robert C. Woodworth, President and Chief Executive Officer of Pulitzer Inc., pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, in connection with Pulitzer Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 27, 2005.

31.2	Certification by Alan G. Silverglat, Senior Vice President-Finance and Chief Financial Officer of Pulitzer Inc., pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, in connection with Pulitzer Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 27, 2005.

32.1	Certification by Robert C. Woodworth, President and Chief Executive Officer of Pulitzer Inc., pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, in connection with Pulitzer Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 27, 2005.

32.2	Certification by Alan G. Silverglat, Senior Vice President-Finance and Chief Financial Officer of Pulitzer Inc., pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, in connection with Pulitzer Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 27, 2005.

*	Incorporated by reference from Pulitzer Inc.’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 3, 2005.

All other items of this report are not applicable for the current quarter.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PULITZER INC. (Registrant)

Date: May 2, 2005	/s/ Alan G. Silverglat

Alan G. Silverglat Senior Vice President-Finance and Chief Financial Officer (on behalf of the Registrant and as principal financial officer)

EXHIBIT INDEX

2.1	Agreement and Plan of Merger dated as of January 29, 2005 among Lee Enterprises, Incorporated, LP Acquisition Corp. and Pulitzer Inc.*

31.1	Certification by Robert C. Woodworth, President and Chief Executive Officer of Pulitzer Inc., pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, in connection with Pulitzer Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 27, 2005.

31.2	Certification by Alan G. Silverglat, Senior Vice President-Finance and Chief Financial Officer of Pulitzer Inc., pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, in connection with Pulitzer Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 27, 2005.

32.1	Certification by Robert C. Woodworth, President and Chief Executive Officer of Pulitzer Inc., pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, in connection with Pulitzer Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 27, 2005.

32.2	Certification by Alan G. Silverglat, Senior Vice President-Finance and Chief Financial Officer of Pulitzer Inc., pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, in connection with Pulitzer Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 27, 2005.

*	Incorporated by reference from Pulitzer Inc.’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 3, 2005.